Form 10-Q
period 2018-03-31
Starwood Real Estate Income Trust, Inc.
filed 2018-05-14
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to                .

Commission file number 333-220997

Starwood Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in Governing Instruments)

Maryland	1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	82-2023409
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:  (305) 695-5500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of May 14, 2018, there were 10,000 outstanding shares of Class I common stock. There were no outstanding shares of Class D common stock, Class S common stock or Class T common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$51,000	$35,864
Due to affiliates	364	—
Total liabilities	$51,364	$35,864
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock—Class T shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock—Class S shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock—Class D shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock—Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 10,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	100	100
Additional paid-in capital	199,900	199,900
Accumulated deficit	(51,364)	(35,864)
Total equity	148,636	164,136
Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2018
Revenues
Total revenues	$-
Expenses
General and administrative expenses	15,500
Total expenses	15,500
Net loss	$(15,500)
Net loss per share of common stock, basic and diluted	$(1.55)
Weighted average shares outstanding of Class I common stock, basic and diluted	10,000

The Company was formed on June 22, 2017 and therefore had no income statement activity during the first quarter of 2017.

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2017	$—	$—	$—	$100	$199,900	$(35,864)	$164,136
Net loss	—	—	—	—	—	(15,500)	(15,500)
Balance at March 31, 2018	$—	$—	$—	$100	$199,900	$(51,364)	$148,636

The Company was formed on June 22, 2017 and therefore had no activity during the first quarter of 2017.

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2018
Cash flows from operating activities
Net loss	$(15,500)
Adjustments to reconcile net loss to net cash provided by operating activities
Accounts payable, accrued expenses and other liabilities	15,136
Due to affiliates	364
Net cash provided by operating activities	$—
Cash flows from investing activities
Net cash used in investing activities	$—
Cash flows from financing activities
Net cash provided by financing activities	$—
Cash and cash equivalents at the beginning of the period	$200,000
Cash and cash equivalents at the end of the period	$200,000

The Company was formed on June 22, 2017 and therefore had no activity during the first quarter of 2017.

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio principally will be comprised of properties, and debt secured by properties, located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, the Company also may invest in real estate-related securities.  Substantially all of the Company’s business will be conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of March 31, 2018, the Company had neither purchased nor contracted to purchase any investments.  The Advisor has not identified any real estate, real estate-related debt or real estate-related securities in which it is probable that the Company will invest.

2.	Capitalization

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor, in exchange for 10,000 shares of the Company’s Class I shares.

As of March 31, 2018, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”).  The Company intends to sell any combination of the four classes of shares of its common stock, with a dollar value up to the maximum aggregate offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.  The terms of the Offering require the Company to deposit all subscription proceeds in an escrow with UMB Bank, N.A., as escrow agent, until the Company receives subscriptions aggregating at least $150 million in shares of the Company’s common stock in any combination of share classes.  Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements.  Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.6 million and $3.0 million, respectively.  These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date on which the escrow is released.  When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity.  Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than clients of participating broker-dealers and residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, North Carolina, New Jersey, Ohio, Oregon and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued under the distribution reinvestment plan.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements.  The Company has adopted this pronouncement as of January 1, 2018 and will apply this guidance to its consolidated financial statements once significant operations commence.

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

During the period January 1, 2018 through March 31, 2018, the Advisor has advanced $364 of expenses on the Company’s behalf for other corporate services.  Such amount is reflected as Due to affiliates on the consolidated balance sheets as of March 31, 2018.

Pursuant to the advisory agreement dated December 15, 2017, between the Company and the Advisor (the “Advisory Agreement”), the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly.  The management fee will be paid, at the Advisor’s election, in cash or Class I shares or Class I units of the Operating Partnership.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters.  Any such arrangements will be at market terms and rates.  As of March 31, 2018 and December 31, 2017, the Company has not retained an affiliate of the Advisor for any such services.

The Special Limited Partner holds an interest in the Operating Partnership that entitles it to receive performance participation distributions in the form of cash (or Operating Partnership interests at its election) from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement).  Such payment will be made annually.  The Special Limited Partner had not earned a performance participation interest as of March 31, 2018 and December 31, 2017.

In addition, Starwood Capital, L.L.C. (the “Dealer Manager”) will serve as the dealer manager for the Offering pursuant to an agreement (the “Dealer Manager Agreement”) with the Company.  The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering.  The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager will also receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively.  The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers.  The Company will cease paying the stockholder servicing fee with respect to any Class T shares, Class S shares or Class D shares held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto).  The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a stockholder servicing fee with respect to Class I shares.  Subject to the terms of the Dealer Manager Agreement, the Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

In addition, the Company will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares (and such shares will convert into Class I shares) on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets, in each case in a transaction in which the Company’s stockholders receive cash or securities listed on a national securities exchange or (iii) the date on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, dealer manager fees, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from the Company’s primary offering.

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

As of March 31, 2018 and December 31, 2017, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Starwood Real Estate Income Trust, Inc.", "Company," "we," "us," or "our" refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 30, 2018 and elsewhere in this quarterly report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q.  In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

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

On July 13, 2017, we were capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor.  As of March 31, 2018, we had neither engaged in any principal operations nor generated any revenues.  Our entire activity since inception through March 31, 2018 was to prepare for our Offering (defined below).  We have registered with the SEC an offering (the “Offering”) of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan pursuant to a Registration Statement on Form S-11 (File No. 333-220997).  All offering proceeds will be placed in escrow and such escrow period will conclude no earlier than when we receive purchase orders for at least the minimum offering amount of $150 million (including purchase orders by Starwood Capital, its affiliates and our directors and officers, which purchases are not limited in amount) and our board of directors determines to authorize the release of the escrowed funds.

As of March 31, 2018, we had not entered into any arrangements to acquire any properties, debt or real estate-related securities with the net proceeds from the Offering. The number and type of properties, debt or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220997).

Results of Operations

As of March 31, 2018, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to make investments with the capital received from the Offering and any indebtedness that we may incur in connection with our investment activities.

Our registration statement was declared effective by the SEC on December 27, 2017.  As of March 31, 2018, we had neither purchased nor contracted to purchase any investments.  As of March 31, 2018, the Advisor had not identified any real estate, debt or real estate-related investments in which it is probable that we will invest.

We incurred general and administrative expenses of $15,500 during the period from January 1, 2018 through March 31, 2018.  Such costs represent accounting services.

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

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which we break escrow in the Offering. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the conclusion of the escrow period. After the first anniversary of the conclusion of the escrow period, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when such expenses are incurred. As of March 31, 2018, the Advisor had incurred approximately $3.6 million of organization and offering expenses on our behalf.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ending December 31 of the year in which the escrow period for the Offering concludes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

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

Cash Flows

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly owned subsidiary of the Sponsor. There have been no other cash flows from the Company’s inception through March 31, 2018.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP.  The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Principles of Consolidation and Variable Interest Entities

The FASB has recently issued guidance that clarifies the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Value of Real Estate Portfolio

We will review our future real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value may be determined using a discounted cash flow analysis of the property.  Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

Income Taxes

Provided that we make a timely election and qualify as a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of March 31, 2018.  When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness, and credit risk with respect to our real estate investments, real estate debt-related investments and the use of derivative financial instruments, and market risk with respect to the use of derivative financial instruments.  As of March 31, 2018, we had no indebtedness, real estate investments or real estate-related debt investments and did not use any derivative instruments.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon this evaluation, our  CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of March 31, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018

10.1*	Independent Directors Compensation Policy of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations (iii) Consolidated Statement of Changes in Equity; and (iv) Consolidated Statement of Cash Flows

*	Filed herewith

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 14, 2018	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 14, 2018	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)