Form 10-Q
period 2018-06-30
Starwood Real Estate Income Trust, Inc.
filed 2018-08-09
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of August 9, 2018, there were 10,000 outstanding shares of Class I common stock. There were no outstanding shares of Class D common stock, Class S common stock or Class T common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$16,250	$35,864
Due to affiliates	51,064	—
Total liabilities	$67,314	$35,864
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock—Class T shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock—Class S shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock—Class D shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock—Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 10,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	100	100
Additional paid-in capital	199,900	199,900
Accumulated deficit	(67,314)	(35,864)
Total equity	132,686	164,136
Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues
Total revenues	$-	$-
Expenses
General and administrative expenses	15,950	31,450
Total expenses	15,950	31,450
Net loss	$(15,950)	$(31,450)
Net loss per share of common stock, basic and diluted	$(1.60)	$(3.15)
Weighted average shares outstanding of Class I common stock, basic and diluted	10,000	10,000

The company was capitalized on July 13, 2017 and therefore had no activity during the first six months of 2017, including from the formation date of June 22, 2017 through June 30, 2017.

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2017	$—	$—	$—	$100	$199,900	$(35,864)	$164,136
Net loss	—	—	—	—	—	(31,450)	(31,450)
Balance at June 30, 2018	$—	$—	$—	$100	$199,900	$(67,314)	$132,686

The company was capitalized on July 13, 2017 and therefore had no activity during the first six months of 2017, including from the formation date of June 22, 2017 through June 30, 2017.

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2018
Cash flows from operating activities
Net loss	$(31,450)
Adjustments to reconcile net loss to net cash provided by operating activities
Accounts payable, accrued expenses and other liabilities	(19,614)
Due to affiliates	51,064
Net cash provided by operating activities	$—
Cash flows from investing activities
Net cash used in investing activities	$—
Cash flows from financing activities
Net cash provided by financing activities	$—
Cash and cash equivalents at the beginning of the period	$200,000
Cash and cash equivalents at the end of the period	$200,000

The company was capitalized on July 13, 2017 and therefore had no activity during the first six months of 2017, including from the formation date of June 22, 2017 through June 30, 2017.

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

As of June 30, 2018, the Company had neither purchased nor contracted to purchase any investments.  During June 2018 and July 2018 an affiliate of the Advisor acquired a total of two multifamily properties from third parties, which had been specifically identified for the Company.  It is the Company’s intention to acquire these properties from this affiliated entity following the date on which the proceeds from escrow are released.

2.	Capitalization

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor, in exchange for 10,000 shares of the Company’s Class I shares.

As of June 30, 2018, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2018 and December 31, 2017.

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

Organization and Offering Expenses

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which the proceeds from escrow are released. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period following the first anniversary of the date the proceeds from escrow are released.

As of June 30, 2018 and December 31, 2017, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $4.2 million and $3.0 million, respectively.  These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date on which the proceeds from escrow are released.  When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity.  Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

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

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify, suspend or terminate the share repurchase plan.

On August 2, 2018, the Company amended its share repurchase plan as described in Note 7 “Subsequent Events” below.

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

During the period January 1, 2018 through June 30, 2018, the Advisor has advanced $51,064 of expenses on the Company’s behalf for accounting and other corporate services.  Such amount is reflected as Due to affiliates on the consolidated balance sheets as of June 30, 2018.

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

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly.  The management fee will be paid, at the Advisor’s election, in cash or Class I shares or Class I units of the Operating Partnership.  See Note 7 “Subsequent Events” for information on the Advisor’s waiver of the management fee.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters.  Any such arrangements will be at market terms and rates.  As of June 30, 2018 and December 31, 2017, the Company has not retained an affiliate of the Advisor for any such services.

The Special Limited Partner holds an interest in the Operating Partnership that entitles it to receive performance participation distributions in the form of cash (or Operating Partnership interests at its election) from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement).  Such payment will be made annually.  The Special Limited Partner had not earned a performance participation interest as of June 30, 2018 and December 31, 2017.

In addition, Starwood Capital, L.L.C. (the “Dealer Manager”) serves as the dealer manager for the Offering pursuant to an agreement (the “Dealer Manager Agreement”) with the Company.  The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

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

As of June 30, 2018 and December 31, 2017, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7.	Subsequent Events

On July 10, 2018, the Advisor agreed to waive its management fee for the first three months following the date on which the proceeds from escrow are released.

On August 2, 2018, the Company amended its share repurchase plan to provide that if two or more of Barry Sternlicht, John McCarthy, Christopher Graham and Jeff Dishner (or any individual that replaces such persons, as applicable) were to no longer work for the Sponsor or one of its affiliates, and the Company were not to appoint one or more replacements to fill the duties of at least one of such key persons within 90 days (a “Key Person Triggering Event”), then the Early Repurchase Deduction would be waived with respect to all shares of the Company’s common stock that had been purchased in the twelve months preceding the expiration of five business days after the public disclosure of the occurrence of a Key Person Triggering Event from the time the Key Person Triggering Event is publicly disclosed until the completion of three full calendar months.  Such waiver of the Early Repurchase Deduction shall not apply to any shares acquired through the Company’s distribution reinvestment plan.

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

On July 13, 2017, we were capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor.  As of June 30, 2018, we had neither engaged in any principal operations nor generated any revenues.  Our entire activity since inception through June 30, 2018 was to prepare for and engage in our Offering (defined below).  We have registered with the SEC an offering (the “Offering”) of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan pursuant to a Registration Statement on Form S-11 (File No. 333-220997).  All offering proceeds will be placed in escrow and such escrow period will conclude no earlier than when we receive purchase orders for at least the minimum offering amount of $150 million (including purchase orders by Starwood Capital, its affiliates and our directors and officers, which purchases are not limited in amount) and our board of directors determines to authorize the release of the escrowed funds.

As of June 30, 2018, we had not entered into any arrangements to acquire any properties, debt or real estate-related securities with the net proceeds from the Offering. The number and type of properties, debt or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220997).

Results of Operations

As of June 30, 2018, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to make investments with the capital received from the Offering and any indebtedness that we may incur in connection with our investment activities.

Our registration statement was declared effective by the SEC on December 27, 2017.  As of June 30, 2018, we had neither purchased nor contracted to purchase any investments.  During June 2018 and July 2018 an affiliate of the Advisor acquired a total of two multifamily properties from third parties, which had been specifically identified for the Company.  It is the Company’s intention to acquire these properties from this affiliated entity following the date on which the proceeds from escrow are released.

We incurred general and administrative expenses of $31,450 during the period from January 1, 2018 through June 30, 2018.  Such costs represent accounting and tax services.

The Company was capitalized on July 13, 2017 and therefore had no activity during the first six months of 2017, including from the formation date of June 22, 2017 through June 30, 2017.

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

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which we break escrow in the Offering. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the conclusion of the escrow period. After the first anniversary of the conclusion of the escrow period, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when such expenses are incurred. As of June 30, 2018, the Advisor had incurred approximately $4.2 million of organization and offering expenses on our behalf.

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

Cash Flows

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly owned subsidiary of the Sponsor. There have been no other cash flows from the Company’s inception through June 30, 2018.

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

Reimbursement of Organization and Offering Expenses

The Advisor has agreed to advance organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow is released. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period following the first anniversary of the date escrowed funds are released.

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

Value of Real Estate Portfolio

We will review our future real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value may be determined using a discounted cash flow analysis of the property.  Real estate assets that are expected to be disposed of are valued at the lower of the asset’s carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

Subsequent Events

On July 10, 2018, the Advisor agreed to waive its management fee for the first three months following the date on which the proceeds are released from escrow.

On August 2, 2018, we amended our share repurchase program to provide that in the event of a Key Person Triggering Event, the Early Repurchase Deduction would be waived with respect to all shares of our common stock that had been purchased in the twelve months preceding the expiration of five business days after the public disclosure of the occurrence of a Key Person Triggering Event from the time the Key Person Triggering Event is publicly disclosed until the completion of three full calendar months.  Such waiver of the Early Repurchase Deduction shall not apply to any shares acquired through our distribution reinvestment plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of June 30, 2018.  When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness, and credit risk with respect to our real estate investments, real estate debt-related investments and the use of derivative financial instruments, and market risk with respect to the use of derivative financial instruments.  As of June 30, 2018, we had no indebtedness, real estate investments or real estate-related debt investments and did not use any derivative instruments.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the six months ended June 30, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

During the six months ended June 30, 2018, we issued 5,801 shares of restricted common stock to our independent directors in accordance with our independent director compensation plan.

Use of Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of June 30, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statement of Changes in Equity; and (iv) Consolidated Statement of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 9, 2018	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 9, 2018	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)