Form 10-Q
period 2018-09-30
Starwood Real Estate Income Trust, Inc.
filed 2018-11-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of November 13, 2018, there were 10,000 outstanding shares of Class I common stock. There were no outstanding shares of Class D common stock, Class S common stock or Class T common stock.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and for the Period July 13, 2017 (date of initial capitalization) through September 30, 2017	2

	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2018	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the Period July 13, 2017 (date of initial capitalization) through September 30, 2017	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$17,000	$35,864
Due to affiliates	66,314	—
Total liabilities	$83,314	$35,864
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock—Class T shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock—Class S shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock—Class D shares, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock—Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 10,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	100	100
Additional paid-in capital	199,900	199,900
Accumulated deficit	(83,314)	(35,864)
Total equity	116,686	164,136
Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	For the Period July 13, 2017 (date of initial capitalization) through	Nine Months Ended
	September 30,	September 30,	September 30,
	2018	2017	2018
Revenues
Total revenues	$—	$—	$—
Expenses
General and administrative expenses	16,000	—	47,450
Total expenses	16,000	—	47,450
Net loss	$(16,000)	$—	$(47,450)
Net loss per share of common stock, basic and diluted	$(1.60)	$—	$(4.75)
Weighted average shares outstanding of Class I common stock, basic and diluted	10,000	10,000	10,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2017	$—	$—	$—	$100	$199,900	$(35,864)	$164,136
Net loss	—	—	—	—	—	(47,450)	(47,450)
Balance at September 30, 2018	$—	$—	$—	$100	$199,900	$(83,314)	$116,686

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	For the Period July 13, 2017 (date of initial capitalization) through
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(47,450)	$—
Adjustments to reconcile net loss to net cash provided by operating activities
Accounts payable, accrued expenses and other liabilities	(18,864)	—
Due to affiliates	66,314	—
Net cash provided by operating activities	$—	$—
Cash flows from investing activities
Net cash used in investing activities	$—	$—
Cash flows from financing activities
Net cash provided by financing activities	$—	$—
Cash and cash equivalents at the beginning of the period	$200,000	$200,000
Cash and cash equivalents at the end of the period	$200,000	$200,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio principally will be comprised of properties, and debt secured by properties, located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, the Company may also invest in real estate-related securities.  Substantially all of the Company’s business will be conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of September 30, 2018, the Company had neither purchased nor contracted to purchase any investments.  During June, July and October 2018 an affiliate of the Advisor acquired a total of six multifamily properties from third parties, which had been specifically identified for the Company.  It is the Company’s intention to acquire these properties from this affiliated entity following the date on which the proceeds from escrow are released.

On September 7, 2018, the Advisor entered into an Investment Management Agreement (the “Investment Management Agreement”) with BlackRock Financial Management, Inc. (“BlackRock”). Pursuant to the Investment Management Agreement, BlackRock will serve as a sub-advisor to the Advisor and act as the investment manager for the Company’s portfolio of real estate-related securities (the “Securities Portfolio”) and other investments that provide liquidity for the Company’s share repurchase plan, cash management and other purposes. The Securities Portfolio may comprise up to 20% of the Company’s assets. Under the terms of the Investment Management Agreement, BlackRock’s fee for its services shall be paid entirely by the Advisor and not by the Company.

2.	Capitalization

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor, in exchange for 10,000 shares of the Company’s Class I shares.

As of September 30, 2018, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $5.0 million and $3.0 million, respectively.  These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date on which the proceeds from escrow are released.  When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity.  Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

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

The Company has amended its share repurchase plan to provide that if two or more of Barry Sternlicht, John McCarthy, Christopher Graham and Jeff Dishner (or any individual that replaces such persons, as applicable) were to no longer work for the Sponsor or one of its affiliates, and the Company were not to appoint one or more replacements to fill the duties of at least one of such key persons within 90 days (a “Key Person Triggering Event”), then the Early Repurchase Deduction would be waived with respect to all shares of the Company’s common stock that had been purchased in the twelve months preceding the expiration of five business days after the public disclosure of the occurrence of a Key Person Triggering Event from the time the Key Person Triggering Event is publicly disclosed until the completion of three full calendar months.  Such waiver of the Early Repurchase Deduction shall not apply to any shares acquired through the Company’s distribution reinvestment plan.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company will assess the potential impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint once significant operations commence.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements", which provides "practical expedient" options (a) to implement ASU 2016-02 prospectively by only applying the new rules to leases that are in place as of the effective date on a go-forward basis, and (b) for lessors to combine revenues from lease and non-lease components. The Company anticipates using both of the practical expedients.

4.	Related Party Transactions

During the period January 1, 2018 through September 30, 2018, the Advisor has advanced $66,314 of expenses on the Company’s behalf for accounting and other corporate services.  Such amount is reflected as Due to affiliates on the consolidated balance sheets as of September 30, 2018.

On November 7, 2018 the Company renewed the advisory agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 14, 2019.  Pursuant to the advisory agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly.  The management fee will be paid, at the Advisor’s election, in cash or Class I shares or Class I units of the Operating Partnership.  The Advisor has agreed to waive its management fee for the first three months following the date on which the proceeds from escrow are released.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters.  Any such arrangements will be at market terms and rates.  As of September 30, 2018 and December 31, 2017, the Company has not retained an affiliate of the Advisor for any such services.

The Special Limited Partner holds an interest in the Operating Partnership that entitles it to receive performance participation distributions in the form of cash (or Operating Partnership interests at its election) from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement).  Such payment will be made annually.  The Special Limited Partner had not earned a performance participation interest as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

On July 13, 2017, we were capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor.  As of September 30, 2018, we had neither engaged in any principal operations nor generated any revenues.  Our entire activity since inception through September 30, 2018 was to prepare for and engage in our Offering (defined below).  We have registered with the SEC an offering (the “Offering”) of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan pursuant to a Registration Statement on Form S-11 (File No. 333-220997).  All offering proceeds will be placed in escrow and such escrow period will conclude no earlier than when we receive purchase orders for at least the minimum offering amount of $150 million (including purchase orders by Starwood Capital, its affiliates and our directors and officers, which purchases are not limited in amount) and our board of directors determines to authorize the release of the escrowed funds.

As of September 30, 2018, we had not entered into any arrangements to acquire any properties, debt or real estate-related securities with the net proceeds from the Offering. The number and type of properties, debt or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the latest prospectus for the Offering (File No. 333-220997).

Results of Operations

As of September 30, 2018, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to make investments with the capital received from the Offering and any indebtedness that we may incur in connection with our investment activities.

Our registration statement was declared effective by the SEC on December 27, 2017.  As of September 30, 2018, we had neither purchased nor contracted to purchase any investments.  During June, July and October 2018 an affiliate of the Advisor acquired a total of six multifamily properties from third parties, which had been specifically identified for us.  It is our intention to acquire these properties from this affiliated entity following the date on which the proceeds from escrow are released.

On September 7, 2018, the Advisor entered into an Investment Management Agreement (the “Investment Management Agreement”) with BlackRock Financial Management, Inc. (“BlackRock”). Pursuant to the Investment Management Agreement, BlackRock will serve as a sub-advisor to the Advisor and act as the investment manager for our portfolio of real estate-related securities (the “Securities Portfolio”) and other investments that provide liquidity for our share repurchase plan, cash management and other purposes. The Securities Portfolio may comprise up to 20% of our assets. Under the terms of the Investment Management Agreement, BlackRock’s fee for its services shall be paid entirely by the Advisor and not by us.

We incurred general and administrative expenses of $47,450 during the period from January 1, 2018 through September 30, 2018.  Such costs represent accounting and tax services.

The Company was capitalized on July 13, 2017 and therefore had limited activity during the first nine months of 2017.

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

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which we break escrow in the Offering. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the conclusion of the escrow period. After the first anniversary of the conclusion of the escrow period, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when such expenses are incurred. As of September 30, 2018, the Advisor had incurred approximately $5.0 million of organization and offering expenses on our behalf.

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

Cash Flows

On July 13, 2017, the Company was capitalized with a $200,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly owned subsidiary of the Sponsor. There have been no other cash flows from the Company’s inception through September 30, 2018.

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

We had no significant operations as of September 30, 2018.  When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness, and credit risk with respect to our real estate investments, real estate debt-related investments and the use of derivative financial instruments, and market risk with respect to the use of derivative financial instruments.  As of September 30, 2018, we had no indebtedness, real estate investments or real estate-related debt investments and did not use any derivative instruments.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

During the nine months ended September 30, 2018, we issued 5,801 shares of restricted common stock to our independent directors in accordance with our independent director compensation plan.

Use of Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of September 30, 2018, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statement of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 13, 2018	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 13, 2018	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)