Form 10-K
period 2018-12-31
Starwood Real Estate Income Trust, Inc.
filed 2019-03-28
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

PART I. (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 28, 2019, the issuer had the following shares outstanding: 207,535 shares of Class T common stock, 8,340,840 shares of Class S common stock, 309,860 shares of Class D common stock and 3,602,242 shares of Class I common stock.

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKINGSTATEMENTS

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

You should carefully review Item 1A — “Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

References herein to “Starwood Real Estate Income Trust,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

Starwood Real Estate Income Trust, Inc. was formed on June 22, 2017 as a Maryland corporation. We are an externally advised, perpetual-life REIT and intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Commencing with our taxable year ending December 31, 2019, we were formed to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio principally will be comprised of properties, and debt secured by properties, located in the United States, but may also be diversified on a global basis through investments in properties and debt secured by properties outside of the United States, with a focus on Europe.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” or “Starwood Capital”), owns a special limited partner interest in the Operating Partnership. We plan to own all or substantially all of our assets through the Operating Partnership, which as of December 31, 2018, had not commenced its principal operations.  The Company and the Operating Partnership are externally managed by our advisor, Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

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

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of December 31, 2018, we had neither purchased nor contracted to purchase any properties, real estate-related debt or real estate related securities.  During June, July and October 2018 an affiliate of the Advisor acquired a total of six multifamily properties from third parties, which had been specifically identified for us.

As of March 28, 2019, we had received net proceeds of $249.5 million from selling an aggregate of 12,460,477 shares of our common stock (consisting of 207,535 Class T shares, 8,340,840 Class S shares, 309,860 Class D shares, and 3,602,242 Class I shares).  We have primarily used the net proceeds to make investments in real estate and real estate-related securities.

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

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.  Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with over $63 billion in assets under management as of September 30, 2018.  It has sponsored 15 private opportunistic real estate funds, 16 co-investment entities and eight public companies since its inception.  Our objective is to bring Starwood Capital’s leading real estate investment platform with an institutional fee structure to the non-listed REIT industry.

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

Investments in Real Estate-Related Securities

Our real estate-related securities investments will focus on the common and preferred stock of publicly traded REITs and other real estate companies and may include CMBS and RMBS.  Although not anticipated to be a meaningful component of our investment strategy, we have the ability to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities.

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

Our Taxation as a REIT

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2019.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax provided that, among other things, it distributes 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Environmental Matters

We will be subject to various environmental laws of federal, state and local governments when we become an owner of real estate.  As of December 31, 2018, we did not own any real property.

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

In the face of this competition, we have access to our Advisor’s and Starwood’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Our Investment Activities.”

Employees

We have no employees.  Our operations are conducted by the Advisor.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates.  See Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.starwoodnav.reit.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.  From time to time, we may use our website as a distribution channel for material information about our Company.

ITEM 1A.	RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K.  The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives.  As of December 31, 2018, we had not made any investments in real estate or otherwise and do not own any properties.  There is no assurance that the past experiences of affiliates of the Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

Our stockholders do not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.

We have not yet identified all of the investments that we may make, and thus, we are not able to provide any information relating to any future properties or real estate-related securities that we may acquire. We will seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related debt and real estate-related securities. However, because investors are unable to evaluate the economic merit of our future investments before we make them, investors will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

The Advisor is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for the Other Starwood Accounts.  “Other Starwood Accounts” refers to investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised or managed by Starwood Capital, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Starwood Capital or its affiliates side-by-side or additional general partner investments with respect thereto).  As a result, these individuals may not always be able to devote sufficient time to the management of our business.  Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Starwood Capital will also be required by the Other Starwood Accounts.  In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that Starwood REIT Advisors, L.L.C. will remain the Advisor or that we will continue to have access to Starwood Capital’s officers and key personnel.  In particular, the loss of the services of Mr. Barry S. Sternlicht, our Sponsor’s founder, could adversely affect our performance.  On November 7, 2018 the Company renewed the advisory agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 14, 2019 and the Advisory agreement is expected to be renewed annually thereafter for additional one-year terms. If the advisory agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

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

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.  See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

The vast majority of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-repurchasing stockholders, then our board of directors may modify or suspend our repurchase plan. Because our board of directors is not required to authorize the recommencement of the share repurchase plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.  See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  Because we  have not identified all of the properties that we will acquire with the proceeds of the Offering, we may not generate sufficient income to make distributions to our stockholders.  Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of our operations, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Starwood Capital).  The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate related debt and real estate-related securities portfolios.  Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced.  Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interests in us on a percentage basis and may impact the value of their investments especially if we sell these securities at prices less than the price paid for such shares.  We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.  With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect that more than 40% of our assets will be investment securities.

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

We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other Starwood Accounts.  CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes.  The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are nonrecourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

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

Subject to REIT qualification requirements, we may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks.  Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us.  Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio.  In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties.  See “—We may invest in derivatives, which involve numerous risks” below.

We may invest in derivatives, which involve numerous risks.

Subject to REIT qualification requirements, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes.  Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative.  Leverage magnifies investment, market and certain other risks.  Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used.  Our ability to successfully use derivative investments depends on the skills of the Advisor.  The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate.  The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell.  We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments).  In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

Interest we pay on our loan obligations will reduce cash available for distributions.  If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions.  In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.  Finally, rising interest rates may increase the costs associated with our short term loan obligations secured by assets with a longer expected hold period, thereby reducing our cash flows.

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

Starwood Capital has long-term relationships with a significant number of corporations and their senior management.  In determining whether to invest in a particular transaction on our behalf, the Advisor will consider those relationships, which may result in certain transactions that the Advisor will not undertake on our behalf in view of such relationships.  We may also co-invest with clients of Starwood Capital in particular properties, and the relationship with such clients could influence the decisions made by the Advisor with respect to such investments.  Starwood Capital is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us.  We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that Starwood Capital may have or transactions or investments Starwood Capital and its affiliates may make or have made.  We may also co-invest with such clients of Starwood Capital in particular properties and the relationship with such clients could influence the decisions made by the Advisor with respect to such investments.  Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Starwood Capital will be made available to us. See “—To the extent that Other Starwood Accounts have similar investment objectives, we may not be allocated certain opportunities or may share in certain opportunities in which lower relative returns may be allocated to us” below.

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

With respect to Other Starwood Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities will be allocated among us and one or more Other Starwood Accounts in accordance with Starwood Capital’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and reasonable in their sole discretion, which will either be rotational or on a co-invest basis, subject to the following considerations: (i) any applicable investment objectives of ours and such other Starwood Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield); (ii) the sourcing of the transaction; (iii) the size and nature of the investment; (iv) the relative amounts of capital available for investment by us and such Other Starwood Accounts; (v) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification; (vi) avoiding allocation that could result in de minimis or odd-lot investments; (vii) any structural and operational differences between us and such Other Starwood Accounts and any applicable investment limitations (including, without limitation, exposure limits, hedging limits and diversification considerations) of us and such Other Starwood Accounts, investment limitations, parameters or contractual provisions of ours and such Other Starwood Accounts; (viii) the eligibility of us and such Other Starwood Accounts to make such investment under applicable laws; (ix) any other applicable tax, accounting, legal, regulatory compliance or operational considerations deemed relevant by the Advisor and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment  company exempt from the Investment Company Act) (e.g., joint venture investments between us and an Other Starwood Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant); and (x) any other requirements contained in the corporate governance documents of us and such Other Starwood Accounts and any other considerations deemed relevant by the Advisor, Starwood Capital and their affiliates in good faith.  Our board of directors (including our independent directors) has the duty to ensure that the allocation methodology described above is applied fairly to us.

Currently, one Other Starwood Account invests in stabilized, income-oriented commercial real estate in the United States, although its portfolio is currently limited to four shopping malls in the United States and it has completed its investment activity. As of September 30, 2018, this Other Starwood Account had approximately $1.0 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).

Additionally, one Other Starwood Account, a separate account of approximately $300 million, invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe.  This Other Starwood Account’s portfolio currently consists of one hotel property and two office buildings in the United States and three office buildings in Western Europe.  To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, such investment will be allocated in accordance with the investment allocation policy described above; provided, however, that such Other Starwood Account generally will not participate in co-investments.  As of December 31, 2018, the foregoing Other Starwood Account had approximately $18.4 million of unused capital commitments.

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

In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments, or “debt like equity investments” and (ii) equity interests in stabilized commercial real estate properties.  As of December 31, 2018, Starwood Property Trust’s portfolio (excluding the securitization VIE’s) consisted of approximately $16.1 billion of assets (including approximately $2.8 billion in properties, net).  To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million.  All other real estate equity investments in which Starwood Property Trust may invest will be allocated in accordance with the investment allocation policy described above.

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

Finally, the Select Opportunistic Starwood Accounts invest in “opportunistic” real estate, real estate-related debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities.  As of December 31, 2018, there were two Select Opportunistic Starwood Accounts that had priority over us.  These two Select Opportunistic Starwood Accounts had an aggregate of $7.6 billion of unused investing capacity.  The priority granted to these Select Opportunistic Starwood Accounts will result in fewer investment opportunities being made available to us.  These two Select Opportunistic Starwood Accounts, which were not fully invested as of December 31, 2018, had an aggregate of $19.9 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).  Other than (i) the priority granted to Select Opportunistic Starwood Accounts, (ii) the priority granted to Starwood Property Trust with respect to real estate-related debt and debt-like equity investments and (iii) the priority granted to SEREF with respect to debt investment opportunities related to European real estate, no Other Starwood Accounts have priority over us with respect to investment opportunities.  However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

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

We and any Other Starwood Accounts may invest in shared assets typically through the formation of joint ventures that we and such fund control equally. Such joint venture investments will involve risks and conflicts of interests.  See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Starwood affiliates.  Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

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

Starwood Capital reserves the right to raise and manage Other Starwood Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours.  See “—Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.”  In particular, we expect that there will be overlap of real property, real estate-related debt and real estate-related securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts.  The closing of an Other Starwood Account could result in the reallocation of Starwood Capital personnel, including reallocation of existing real estate professionals, to such Other Starwood Account. In addition, potential investments that may be suitable for us may be directed toward such Other Starwood Account.

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

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved.

We expect to qualify as a REIT under the Code.  However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist.  Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates without being able to deduct dividends distributed to stockholders in computing taxable income;

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

•	we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.  We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including any undistributed net capital gains.  Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.  Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for borrowings or sales.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets.  The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code.  Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.”  If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (a “non-U.S. holder” is a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes)), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from (or, in the case of a distribution, to the extent attributable to gains from) such disposition.  Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.  We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.  Furthermore, distributions by us that are attributable to gains from our dispositions of USRPI will be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes.  In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.  Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located.  Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such non-U.S. income taxes.

We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes.  For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax.  We may not make sufficient distributions to avoid income and excise taxes applicable to REITs with respect to undistributed income.  If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements.  We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it that we paid.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax.  We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state and local corporate-level income taxes.  Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense.  Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.”  A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion.  A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.  The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes.  To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is currently 20%.  Dividends paid by REITs, however, are not eligible for the reduced rates.  REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income.  Except to the extent designated as capital gain dividends or qualified dividend income.  The more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividend, even taking into account the deduction of up to 20% of “qualified REIT dividends” non-corporate U.S. stockholders are entitled to in taxable years beginning before January 1, 2026.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017.  The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations.  Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The Internal Revenue Service (“IRS”) has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders.  In addition, further changes to the tax laws, unrelated to Tax Cuts and Job Act, are possible.

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

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation, which would reduce the amount of distributions that our Operating Partnership could make to us.  This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on a stockholder’s investment.

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

No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more taxable REIT subsidiaries.  This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries.  The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future.  In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we made or receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties.  We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above: however, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.

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

Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool.  Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool.  Because we hold substantially all of our assets through the Operating Partnership, which is treated as a partnership for U.S. federal income tax purposes, the foregoing rules would not apply if the Operating Partnership was, or owned equity interests in, a taxable mortgage pool.  Any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT.

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

Investments in Real Property

For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

Principal Executive Offices

Our principal executive and administrative offices are located at 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139 and 591 West Putnam Avenue, Greenwich, CT 06830.  We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2018:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker- dealers, provided that the sum will not exceed 3.5% of the transaction price.

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager fees for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2018, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Offering for further details on how our NAV is determined.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2018:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
December 31, 2018	$20.0013	$20.0013	$20.0049	$20.0064

There is no active public trading market for our shares and we have no intention of listing our shares on an exchange in the future.

During the period from the commencement of the Offering through December 31, 2018, the offering price of each class of our common stock was $20.00 per share, plus applicable selling commissions and dealer manager fees.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2018 ($ and shares in thousands, except per share data, including footnote):

Components of NAV	December 31, 2018
Cash and cash equivalents	$164,021
Restricted cash	900
Other assets	8
Subscriptions received in advance	(900)
Accrued stockholder servicing fees(1)	(34)
Net Asset Value	$163,995
Number of outstanding shares	8,199

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the difference between the $34 accrued for purposes of our NAV and the $10,830 accrued under U.S. GAAP.

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$9,662	$132,214,159	$921,726	$30,849,899	$163,995,446
Number of outstanding shares	483	6,610,280	46,075	1,542,000	8,198,838
NAV Per Share as of December 31, 2018	$20.00	$20.00	$20.00	$20.01

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2018
Stockholders’ equity under U.S. GAAP	$147,122
Adjustments:
Accrued stockholder servicing fee	10,796
Organization and offering costs	5,822
Operational expenses incurred through December 31, 2018	255
NAV	$163,995

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Refer to Note 2 to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred.

•

The Advisor agreed to advance certain organization and offering costs on our behalf through December 21, 2019. Such costs will be reimbursed to the Advisor ratably over 60 months following December 21, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

•

The Advisor agreed to advance operational expenses incurred on our behalf through December 31, 2018. Such costs will be reimbursed to the Advisor ratably over 60 months following December 21, 2019.  Under GAAP, these operational costs are expensed as incurred.  For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

Distribution Policy

As of December 31, 2018, we had not declared any distributions. We intend to declare distributions monthly based on record dates established by our board of directors and to pay such distributions on a monthly basis commencing in the first month after the first full quarter after the escrow period for the Offering concludes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable to us under the Code if we qualify as a REIT.  The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 on the Internal Revenue Code commencing with its taxable year ending December 31, 2019.

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

Unregistered Sale of Equity Securities

During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 5 to our consolidated financial statements, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units in our Operating Partnership, in each case at the Advisor's election. For the year ended December 31, 2018, the Advisor did not receive a management fee as it elected to waive its management fee for the first three months after escrow break.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in Note 5 to our consolidated financial statements, the Special Limited Partner had not earned a performance participation interest as of December 31, 2018.

Use of Offering Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997) covering the Offering was declared effective under the Securities Act.  The initial offering price of each class of our common stock was $20.00 per share, plus applicable selling commissions and dealer manager fees. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

Through December 31, 2018, we received net proceeds of $164.0 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	483	6,610,280	46,075	1,542,000	8,198,838
Gross offering proceeds	$10	$133,103	$921	$30,840	$164,874
Selling commissions and dealer manager fees	—	(898)	—	—	(898)
Net offering proceeds	$10	$132,205	$921	$30,840	$163,976

We intend to primarily use the net proceeds from the Offering towards the acquisition of real estate.

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

During the year ended December 31, 2018, no shares were repurchased pursuant to our share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto beginning on page F-1 of this report (in thousands, except per share data).

	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Operating Data
Total revenues	$—	$—
Total expenses	1,745	36
Total other income	52	—
Net loss	$(1,693)	$(36)
Per Share Data
Net loss per share of common stock — basic and diluted	$(6.59)	$(3.59)
Gross distributions declared per share of common stock(1)	$—	$—
Balance Sheet Data
Total assets	$164,963	$200
Total liabilities	$17,841	$36
Total equity	$147,122	$164

(1)	As of December 31, 2018, no distributions had been declared on shares of our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “ Risk Factors” in this Annual Report on Form 10-K.

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

We intend to elect to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of March 28, 2019, we had received net proceeds of approximately $249.5 million from selling an aggregate of 12,460,477 shares of our common stock (consisting of 207,535 Class T shares, 8,340,840 Class S shares, 309,860 Class D shares, and 3,602,242 Class I shares). We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D, and Class I units.

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

Portfolio

Acquisitions of Real Estate

Subsequent to December 31, 2018, the Company acquired an aggregate of approximately $423 million of real estate across five separate transactions, exclusive of closing costs. The Company acquired multifamily and hotel properties in these acquisitions.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Revenues
Total revenues	$—	$—
Expenses
General and administrative	1,745	36
Total expenses	1,745	36
Other income
Interest income	52	—
Total other income	52	—
Net loss	$(1,693)	$(36)

From July 13, 2017 (date of our initial capitalization) through December 31, 2017, we had not commenced our principal operations and were focused on our formation and the registration of the Offering.  We broke escrow on December 21, 2018.

General and Administrative Expenses

During the year ended December 31, 2018, General and Administrative Expenses were $1.7 million, and consisted primarily of legal fees, accounting fees, and other professional services fees. The $1.7 million of General and Administrative Expenses includes $1.4 million of organization costs incurred in connection with our formation. Such costs included legal fees, accounting fees and other costs related to our formation. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations. See Note 2 to our consolidated financial statements for further details on the accounting treatment of organization and offering costs.

During the period July 13, 2017 (date of our initial capitalization) through December 31, 2017 we incurred approximately $36,000 of General and Administrative Expenses. Such costs related to accounting and other corporate services.

Interest Income

For the year ended December 31, 2018, interest income was $52,000, which consisted of the interest earned on the cash received from the Offering.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

For the Year Ended December 31, 2018
Cash flows provided by operating activities	$45
Cash flows from investing activities	—
Cash flows provided by financing activities	164,676
Net increase in cash and cash equivalents and restricted cash	$164,721

Cash flows provided by operating activities were approximately $45,000 for the year ended December 31, 2018, primarily as a result of interest income generated on our cash balance.

There were no cash flows from investing activities.

Cash flows provided by financing activities were $164.7 million for the year ended December 31, 2018, primarily due to the $164.0 million of net proceeds we received from the issuance of our common stock.

From July 13, 2017, the Company (date of our initial capitalization) through December 31, 2017, we had not commenced our principal operations and as such, comparative results have not been analyzed.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We consider our accounting policies over investments in real estate andt lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2018 ($ in thousands).

Obligations	Total	Less then 1 year	1-3 years	3-5 years	More than 5 years
Organizational and offering costs (1)	$5,822	$97	$3,493	$2,232	$—
Advanced operating expenses (1)	255	4	153	$98	—
Total	$6,077	$101	$3,646	$2,330	$—

(1)

Represents expenses, incurred by the Company during the period July 13, 2017 (date of initial capitalization) through December 31, 2018.  We will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the conclusion of the escrow period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of December 31, 2018.  When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness, and credit risk with respect to our real estate investments, real estate debt-related investments and the use of derivative financial instruments, and market risk with respect to the use of derivative financial instruments.  As of December 31, 2018, we had no indebtedness, real estate investments or real estate-related debt investments and did not use any derivative instruments.

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

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2).   See the accompanying Consolidated Financial Statements beginning on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 7 to the consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Real Estate Income Trust, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting. Starwood Real Estate Income Trust’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

Starwood Real Estate Income Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Starwood Real Estate Income Trust’s internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Starwood Real Estate Income Trust’s internal control over financial reporting as of December 31, 2018, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	58	Chairman of the Board
John P. McCarthy, Jr.	57	Chief Executive Officer, President and Director
Christopher D. Graham	44	Chief Investment Officer and Director
Chris Lowthert	46	Chief Financial Officer and Treasurer
Matthew S. Guttin	40	Chief Compliance Officer and Secretary
Robert Geimer	51	Head of Asset Management & Operations
Sam Caven	34	Vice President of Acquisitions
Sean Harris	35	Manager of Acquisitions
Mark Deason	41	Director
Richard D. Bronson	74	Independent Director
David B. Henry	70	Independent Director
Robin Josephs	59	Independent Director
Dale Anne Reiss	71	Independent Director
James E. Walker	56	Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He has been the Chairman of the Board and Chief Executive Officer of Starwood Capital Group, a privately-held global investment firm with over $63 billion in assets under management and an affiliate of the Company, since its formation in 1991. He also serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”) the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Company. Over the past 27 years, Mr. Sternlicht has structured investment transactions with an aggregate asset value in excess of $100 billion. From 1995 to 2005, he was the Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., an NYSE-listed hotel and leisure company that he founded. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH) and the former Chairman of the Board of Baccarat S.A., a crystal maker headquartered in Baccarat, France. In 2008, Mr. Sternlicht founded and became the Chairman and Chief Executive Officer of SH Group, a hotel management company that owns and manages the Baccarat Hotels & Resorts and 1 Hotels brands. Mr. Sternlicht is also on the Board of Directors of Invitation Homes (NYSE: INVH) (“Invitation Homes”) and The Estée Lauder Companies (NYSE: EL), as well as the Real Estate Roundtable and A.S. Roma, the professional Italian football club based in Rome. He previously served on the Board of Directors of Restoration Hardware (NYSE: RH) and as the co-Chairman of the Board of Directors of Starwood Waypoint Homes, a predecessor company of Invitation Homes. Additionally, he serves on the boards of the Robin Hood Foundation (of which he is the former Chairman), the Dreamland Film & Performing Arts Center and the Executive Advisory Board of Americans for the Arts. He is a member of the U.S. Olympic and Paralympic Foundation Trustee Council, the World Presidents Organization and the Urban Land Institute. Mr. Sternlicht received a Bachelor of Arts degree, magna cum laude, with honors from Brown University. He later earned a Master of Business Administration degree with distinction from Harvard Business School.

Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

John P. McCarthy, Jr. has served as our Chief Executive Officer and President since our formation in June 2017 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017.  Mr. McCarthy has also served as Managing Director of Starwood Capital since July 2015, where he is responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served as a member of Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”), Co-Head of European Business and Head of European Asset Management. Prior to joining O’Connor, Mr. McCarthy previously worked for 17 years at GE Capital, where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy received a B.S. degree in finance from the University of Connecticut, and an M.B.A. with a concentration in accounting from Fordham University.

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

Chris Lowthert has served as our Chief Financial Officer since October 2017. Mr. Lowthert has also served as Senior Vice President and Chief Accounting Officer of Funds at Starwood Capital since January 2016. In this role, he is responsible for all fund-level financial accounting and reporting. Prior to joining Starwood Capital in 2016, Mr. Lowthert held various senior risk and financial roles with GE Capital Real Estate (“GE Capital”) including Asset Quality & Portfolio Monitoring Leader from October 2014 to December 2015, Controller of North America from August 2012 to October 2014, Chief Financial Officer of Global Investment Management from October 2010 to August 2012 and Chief Financial Officer of U.S. Equity from April 2009 to September 2010. Before joining GE Capital, Mr. Lowthert served as Director of Corporate Audit at MassMutual Financial Group. Mr. Lowthert began his career at PricewaterhouseCoopers, LLP where he was an audit manager in the firm’s financial services group in its New York office, focusing on public and private real estate clients. Mr. Lowthert received a B.S. degree in accounting from Saint Michael’s College. He is also a certified public accountant.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer and Vice Chairman of Kimco Realty Corporation (NYSE: KIM) (“Kimco”), a publicly traded REIT, from December 2009 to January 2016, and in other capacities at Kimco since April 2001. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001.  Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of HCP, Inc. (NYSE: HCP), a publicly traded healthcare REIT; VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT; Columbia Property Trust (NYSE: CXP), a publicly traded Class-A office REIT; and Fairfield County Bank, a private Connecticut mutual savings bank. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts.  Mr. Henry also serves on the real estate advisory boards of New York University and Baruch College and is a past member of the Columbia University Real Estate Forum. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs has served on the board of directors of iStar Financial Inc. (NYSE: STAR) (“iStar”), a real estate investment and development firm, since March 1998 and served as lead director since May 2007, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the chairman and the independent directors. Ms. Josephs is also chair of iStar’s nominating and corporate governance committee and a member of iStar’s compensation committee. Ms. Josephs also serves on the board of directors of Safehold, Inc. (NYSE: SAFE) which had its IPO in June 2017 and invests in ground leases. She currently serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, and as a director and member of the audit committee and compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company. Ms. Josephs previously served as a director and member of the audit and compensation committees of Plum Creek Timber Company, Inc. (NYSE: PCL) from 2003 until its sale to Weyerhaeuser Company in 2016. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

Ms. Josephs’ previous employment as an investment banking professional and her extensive experience as a director of public companies brings valuable knowledge of finance, capital markets and corporate governance to our board of directors.

Dale Anne Reiss has served as a member of our board of directors since November 2017. Ms. Reiss served as the Global and the Americas Director of Real Estate Hospitality and Construction at Ernst & Young LLC from 1995 until her retirement in 2008. Following her retirement, Ms. Reiss continued to consult to the firm until 2011.  Ms. Reiss has served as Managing Director of Artemis Advisors LLC, a real estate restructuring and consulting firm, since June 2008. Ms. Reiss has also served as Senior Managing Director of Brock Capital Group LLC, a boutique investment bank, since December 2009 and Chairman of its affiliate, Brock Real Estate LLC, which specializes in raising capital and mezzanine financing. Ms. Reiss currently serves as director, chair of the audit committee and member of the nominating/governance committee of iStar Financial Inc. (NYSE: STAR), and as a director of Tutor Perini Corporation (NYSE: TPC) where she is chair of the audit committee.  Ms. Reiss served as a director of CYS Investments, Inc. (NYSE: CYS) until its merger with Two Harbors Investment Corp. (NYSE: TWO) in 2018, and as a

director and chair of the compensation committee of Care Capital Properties, Inc. (NYSE: CCP) until its merger with Sabra Health Care REIT, Inc. (NASDAQ: SBRA) in 2017. She is governor of the Urban Land Institute Foundation where she is also as a past board member. Ms. Reiss received a B.S. degree in economics and accounting from the Illinois Institute of Technology and an M.B.A. in finance and statistics from the University of Chicago. Ms. Reiss is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2018 because the Company was not registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics, as it relates to those also covered by Starwood Capital’s code of conduct, operates in conjunction with, and in addition to, Starwood Capital’s code of conduct. Our Code of Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Ethics is available on our website, www.starwoodnav.reit.  If, in the future, we amend, modify or waive a provision of our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Barry S. Sternlicht	$—	$—	$—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham	—	—	—
Mark Deason	—	—	—
Richard D. Bronson	48,731	23,040	71,771
David B. Henry	44,680	20,320	65,000
Robin Josephs	48,731	23,040	71,771
Dale Anne Reiss	56,233	26,580	82,813
James E. Walker	48,731	23,040	71,771

(1)

Includes the total value in restricted stock granted to each of the Company’s independent directors during 2018.  The grants of Class I restricted shares were made in April 2018 and May 2018 and vest in April 2019 and May 2019, respectively.  Both grants were valued based on a NAV per share of $20.00, in accordance with the independent director compensation policy, for grants made during the escrow period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	194,174
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	194,174

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 2019, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	251,045	2%
John P. McCarthy, Jr.	15,063	*
Christopher D. Graham	—	—
Chris Lowthert	—	—
Matthew S. Guttin	—	—
Robert Geimer	—	—
Sam Caven	—	—
Sean Harris	—	—
Mark Deason	—	—
Richard D. Bronson (3)	1,157	*
David B. Henry (3)	1,020	*
Robin Josephs (3)	1,157	*
Dale Anne Reiss (3)	1,335	*
James E. Walker (3)	1,157	*
All directors and executive officers as a group	271,934	2%

*	Represents less than 1%
(1)	All shares listed in the table above are Class I shares.
(2)	As of March 28, 2019 Starwood Real Estate Income Holdings, L.P. owned 251,045 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.
(3)

Each of our Independent directors received a grant of restricted Class I shares, as part of their annual compensation, on April 3, 2018, which will vest on April 3, 2019, and a grant of restricted Class I shares on May 4, 2018, which will vest on May 4, 2019.  See “Independent Director Compensation.”

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2018 and currently proposed transactions involving us, our directors, our Advisor, Starwood and any affiliate thereof.

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

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash distributions (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to the Offering). Such distribution will be paid annually and accrues monthly. The Special Limited Partner had not earned a performance participation interest as of December 31, 2018.

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

Organization and Offering Costs

The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2019, which is the first anniversary of the date on which we broke escrow. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 21, 2019. Through December 31, 2018, we did not reimburse the Advisor for any organization and offering costs.

Term and Termination Rights under the Advisory Agreement

On November 7, 2018, the Company renewed the advisory agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 14, 2019. The term of the Advisory Agreement is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

•

“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves

For the year ended December 31, 2018, we had not made our first investment and, as a result, the above calculations were not applicable to us during the period covered by this Annual Report on Form 10-K.

Fees and Reimbursements Paid to our Advisor and Affiliates of the Advisor

During the fiscal year ended December 31, 2018, there were no fees paid or expenses reimbursed to our Advisor and affiliates of our Advisor.

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

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with the Dealer Manager in connection with the Offering, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker- dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker- dealers,” and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

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

Stockholder Servicing Fees

Subject to FINRA limitations on underwriting compensation, we will pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker- dealers.

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

Fees Paid to Our Dealer Manager

During the fiscal year ended December 31, 2018, we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees and stockholder servicing fees.

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

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2018, there were no fees paid to affiliates of the Advisor for other services.

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

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2018, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2018 and 2017 by Deloitte, were as follows:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit fees (a)	$114,250	$126,338
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$114,250	$126,338

(a)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and reviews of SEC registration statements.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018)

3.2

Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (No. 333-220997) filed with the SEC on October 18, 2017 (the “Registration Statement”)

4.1

Distribution Reinvestment Plan of the Company (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registration Statement filed with the SEC on December 20, 2017 (“Pre-Effective Amendment No. 1”))

10.1

Dealer Manager Agreement, dated December 15, 2017, by and between Starwood Real Estate Income Trust, Inc. (the “Company”) and Starwood Capital, L.L.C. (the “Dealer Manager”) (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 1)

10.2	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to Pre-Effective Amendment No. 1)

10.3

Advisory Agreement, dated December 15, 2017, among the Company, Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1)

10.4

Limited Partnership Agreement of the Operating Partnership, dated December 15, 2017, between the Company and Starwood REIT Special Limited Partner L.L.C. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1)

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

10.8	Form of Director and Officer Indemnification Agreement of the Company (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1)

10.9	Independent Director Restricted Share Plan of the Company, dated November 28, 2017 (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1)

10.10	Form of Independent Directors Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1)

10.11	Independent Directors Compensation Policy of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018)

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 28, 2019	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
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

March 28, 2019	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Chief Executive Officer, President and Director (Principal Executive Officer)

March 28, 2019	/s/ Chris Lowthert
Date	Chris Lowthert Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 28, 2019	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 28, 2019	/s/ Mark Deason
Date	Mark Deason Director

March 28, 2019	/s/ Christopher D. Graham
Date	Christopher D. Graham Director

March 28, 2019	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 28, 2019	/s/ David B. Henry
Date	David B. Henry Independent Director

March 28, 2019	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 28, 2019	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 28, 2019	/s/ James E. Walker
Date	James E. Walker Independent Director

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2018 and for the period July 13, 2017 (Date of Initial Capitalization) through December 31, 2017	F-4
Consolidated Statements of Changes in Equity for the Year Ended December 31, 2018 and for the period July 13, 2017 (Date of Initial Capitalization) through December 31, 2017	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2018 and for the period July 13, 2017 (Date of Initial Capitalization) through December 31, 2017	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year ended December 31, 2018 and for the period from July 13, 2017 (Date of Initial Capitalization) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from July 13, 2017 (Date of Initial Capitalization) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York
March 28, 2019

We have served as the Company's auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$164,021	$200
Restricted cash	900	—
Other assets	42	—
Total assets	$164,963	$200
Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$1,087	$36
Due to affiliates	16,754	—
Total liabilities	$17,841	$36
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 483 and no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 6,610,280 and no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	66	—
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 46,075 and no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 1,542,000 and 10,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	15	—
Additional paid-in capital	148,770	200
Accumulated deficit	(1,729)	(36)
Total equity	147,122	164
Total liabilities and equity	$164,963	$200

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Revenues
Total revenues	$—	$—
Expenses
General and administrative expenses	1,745	36
Total expenses	1,745	36
Other income
Interest income	52	—
Total other income	52	—
Net loss	$(1,693)	$(36)
Net loss per share of common stock — basic and diluted	$(6.59)	$(3.59)
Weighted-average shares of common stock outstanding, basic and diluted	$256,787	$10,000

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at July 13, 2017 (Date of Initial Capitalization)	$—	$—	$—	$—	$200	$—	$200

Net loss	—	—	—	—	—	(36)	(36)

Balance at December 31, 2017	$—	$—	$—	$—	$200	$(36)	$164

Common stock issued	—	66	—	15	164,593	—	164,674

Offering costs	—	—	—	—	(16,103)	—	(16,103)

Amortization of restricted stock grants	—	—	—	—	80	—	80

Net loss	—	—	—	—	—	(1,693)	(1,693)

Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$147,122

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Cash flows from operating activities:
Net loss	$(1,693)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of restricted stock grants	80	—
Change in assets and liabilities:
Increase in other assets	(42)	—
Increase in due to affiliates	1,549	—
Increase in accounts payable, accrued expenses, and other liabilities	151	36
Net cash provided by operating activities	45	—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	164,674	—
Offering costs paid	(898)
Subscriptions received in advance	900	—
Net cash provided by financing activities	164,676	—
Net change in cash and cash equivalents and restricted cash	164,721	—
Cash and cash equivalents and restricted cash, beginning of period	200	200
Cash and cash equivalents and restricted cash, end of period	$164,921	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$164,021	$200
Restricted cash	900	—
Total cash and cash equivalents and restricted cash	$164,921	$200
Non-cash financing activities:
Accrued stockholder servicing fee due to affiliate	$10,830	$—
Accrued offering costs due to affiliate	$4,375	$—

See accompanying notes to consolidated financial statements

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business Purpose

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

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. As of December 21, 2018, the Company had satisfied the minimum offering requirement and the Company’s board of directors authorized the release of proceeds from escrow. As of December 31, 2018, the Company had issued and sold 8,198,838 shares of the Company’s common stock (consisting of 483 Class T shares, 6,610,280 Class S shares, 46,075 Class D shares and 1,542,000 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of December 31, 2018, the Company had neither purchased nor contracted to purchase any investments. During June, July and October 2018 an affiliate of the Advisor acquired a total of six multifamily properties from third parties, which had been specifically identified for the Company. It was the Company’s intention to acquire these properties from this affiliated entity following the date on which the proceeds from escrow are released.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2018 and 2017.

Restricted Cash

As of December 31, 2018, restricted cash consists of $0.9 million of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is primarily held in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Organization and Offering Expenses

Subsequent to the release of offering proceeds from escrow, organization costs are expensed as incurred and recorded as a component of General and Administrative Expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which escrow was released.  The Advisor has also agreed to advance all of the Company’s operating expenses incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018.   The Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019, which is the first anniversary of the date escrow was released.

As of December 31, 2018, the Advisor and its affiliates had incurred organization and offering costs on the Company’s behalf of $5.8 million, consisting of offering costs of $4.4 million and organization costs of $1.4 million. Such costs became the Company’s liability on December 21, 2018, the date the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2018. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no stockholder servicing fee with respect to Class I shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2018:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. Through December 31, 2018, the Dealer Manager had not retained any upfront selling commissions, dealer manager, or stockholder servicing fees. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S, and Class D share is sold during the Offering. As of December 31, 2018, the Company had accrued $10.8 million of stockholder servicing fees related to Class T shares, Class S shares and Class D shares sold and recorded such amount as a component of Due to Affiliates on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2019. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on taxable income that it distributes to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the period for July 13, 2017 (date of initial capitalization) through December 31, 2017, or for the year ended December 31, 2018. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

The Company is a taxable corporation for its initial tax year ending December 31, 2018. For the year ended December 31, 2018 the Company generated a net operating loss and as such no income tax provision was required.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for July 13, 2017 (date of initial capitalization) through December 31, 2017, and for the year ended December 31, 2018 for both basic and diluted shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively.  The Company has adopted this pronouncement as of January 1, 2018 and will apply this guidance to its consolidated financial statements once significant operations commence.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This new guidance, along with subsequent ASUs, was effective January 1, 2019 and requires lessees to record a lease liability and a right-of-use (ROU) asset. A lessee may make an accounting policy election for leases with a term 12 months or less to not recognize a lease liability and corresponding ROU asset. Lessor accounting remains predominately unchanged.  The Company has adopted this pronouncement as of January 1, 2019 and will apply this guidance to its consolidated financial statements once significant operations commence.

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-15 (“ASU 2016-15”) which provides guidance where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, on a retrospective basis. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which provides "practical expedient" options (a) to implement ASU 2016-02 prospectively by only applying the new rules to leases that are in place as of the effective date on a go-forward basis, and (b) for lessors to combine revenues from lease and non-lease components. The Company anticipates using both of the practical expedients.

On August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework,” which adds new disclosure requirements and modifies or eliminates existing disclosure requirements of ASC 820. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted. The Company does not expect the application of this ASU to materially impact the Company.

3.	Other Liabilities

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	December 31, 2018	December 31, 2017
Subscriptions received in advance	$900	$—
Accounts payable and accrued expenses	187	36
Total	$1,087	$36

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

4.	Equity

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.

As of December 31, 2018, the Company had authority to issue 1,100,000,000 shares, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

As of December 31, 2018, the Company had sold 8.2 million shares of its common stock in the Offering for aggregate net proceeds of approximately $164.0 million. The following table details the movement in the Company’s outstanding shares of common stock:

	Year Ended December 31, 2018
	Class T	Class S	Class D	Class I	Total
Beginning balance	—	—	—	10,000	10,000
Common stock issued	483	6,610,280	46,075	1,532,000	8,188,838
Ending balance	483	6,610,280	46,075	1,542,000	8,198,838

Share Repurchase Plan

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

5.Related Party Transactions

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

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Advisor’s election, in cash, Class I shares or Class I units of the Operating Partnership. The Advisor has agreed to waive its management fee for the three months following December 21, 2018, the date on which the proceeds from escrow were released.

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2018 and 2017 the Company has not retained an affiliate of the Advisor for any such services.

The Special Limited Partner holds an interest in the Operating Partnership that entitles it to receive performance participation distributions in the form of cash (or Operating Partnership interests at its election) from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). Such payment will be made annually. The Special Limited Partner had not earned a performance participation interest as of December 31, 2018 and 2017.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2018	December 31, 2017
Accrued stockholder servicing fee	$10,830	$—
Advanced organization and offering costs	5,822	—
Advanced expenses	102	—
Total	$16,754	$—

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% of gross proceeds limit at the time such shares are sold. As of December 31, 2018, the Company accrued $10.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S, and Class D shares sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor advanced $5.8 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 31, 2018.  Such amounts will be reimbursed to the Advisor ratably over 60 months beginning after December 21, 2019.

Advanced expenses

As of December 31, 2018 and 2017, the Advisor had advanced approximately $102,000 and $0, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts will be reimbursed to the Advisor ratably over a 60 months period following December 21, 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

6.	Commitments and Contingencies

As of December 31, 2018 and 2017, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7.	Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly results ($ in thousands):

2018	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Net loss	$(16)	$(16)	$(16)	$(1,645)
Net loss per share, basic and diluted	$(1.55)	$(1.60)	$(1.60)	$(1.66)

2017	For the Period July 13, 2017 (date of initial capitalization) through September 30, 2017	December 31
Total revenues	$—	$—
Net loss	$—	$(36)
Net loss per share, basic and diluted	$—	$(3.59)

8.	Subsequent Events

Acquisitions

Subsequent to December 31, 2018, the Company acquired an aggregate of approximately $423 million of real estate across five separate transactions (as outlined below), exclusive of closing costs and related working capital. The Company acquired multifamily and hotel properties in these acquisitions.

Subsequent to December 31, 2018, the Company acquired approximately $94.0 million of real estate related securities.

Florida Multifamily Portfolio

On January 3, 2019, the Company acquired a multifamily portfolio (the “Florida Multifamily Portfolio”) from an affiliate of the Advisor for approximately $100 million, excluding closing costs. The Florida Multifamily Portfolio is a garden style multifamily portfolio totaling 1,150 units and comprised of two properties located in Jacksonville, Florida and two properties located in Naples, Florida. An affiliate of the Advisor acquired the Florida Multifamily Portfolio on October 5, 2018 from an unaffiliated third party for approximately $100 million, excluding closing costs and related working capital.

Phoenix Property

On January 3, 2019, the Company acquired a multifamily property (the “Phoenix Property”) from an affiliate of the Advisor for $46 million, excluding closing costs. The Phoenix Property is a garden style multifamily property totaling 256 units and is located in Mesa, Arizona. An affiliate of the Advisor acquired the Phoenix Property on June 29, 2018 from an unaffiliated third party for approximately $46 million, excluding closing costs and related working capital.

Savannah Property

On January 3, 2019, the Company acquired a multifamily property (the “Savannah Property”) from an affiliate of the Advisor for $36 million, excluding closing costs. The Savannah Property is a new-construction multifamily property totaling 203 units and is located in Savannah, Georgia. An affiliate of the Advisor acquired the Savannah Property on July 19, 2018 from an unaffiliated third party for approximately $36 million, excluding closing costs and related working capital.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Hotel Portfolio Acquisition

On each of January 10, 2019, January 11, 2019 and January 15, 2019, the Company acquired a fee simple interest in hotel properties which together comprise a U.S.-based select service hotel portfolio (the “Portfolio”) from affiliates of Noble Investment Group, an unrelated third party. The Portfolio is a fully renovated, premium-branded, select service portfolio totaling 1,057 hotel rooms, comprised of eight hotels located primarily in Florida and Colorado. The Portfolio was acquired for $229 million, excluding closing costs and related working capital.

Hotel Acquisition

On March 13, 2019, through an indirect wholly-owned subsidiary the Company entered into a joint venture with affiliates of Dovehill Capital Management (“Dovehill”), to acquire the Renaissance Fort Lauderdale Cruise Port Hotel (the “Property”), a 236-room hotel located on a 3.31 acre site on 17th Street in Fort Lauderdale, Florida. Following the acquisition of the Property by the joint venture from affiliates of Noble Investment Group, the Company owns a position in the Property for which the Company paid approximately $12.5 million and received a 43% interest in the joint venture.

Status of the Offering

As of March 28, 2019, the Company had sold an aggregate of 12,460,477 shares of its common stock (consisting of 207,535 Class T shares, 8,340,840 Class S shares, 309,860 Class D shares, and 3,602,242 Class I shares) in the Offering resulting in net proceeds of approximately $249.5 million to the Company as payment for such shares.