Form 10-Q
period 2019-06-30
Starwood Real Estate Income Trust, Inc.
filed 2019-08-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019 OR

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

As of August 12, 2019, the issuer had the following shares outstanding: 862,745 shares of Class T common stock, 16,403,971 shares of Class S common stock, 971,673 shares of Class D common stock and 6,796,281 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate, net	$613,565	$—
Investments in real estate-related securities	139,914	—
Investments in unconsolidated real estate ventures	12,712	—
Cash and cash equivalents	39,582	164,021
Restricted cash	73,421	900
Other assets	39,578	42
Total assets	$918,772	$164,963
Liabilities and Equity
Mortgage notes, net	$391,466	$—
Repurchase agreements	68,229	—
Accounts payable, accrued expenses and other liabilities	24,899	187
Subscriptions received in advance	55,464	900
Due to affiliates	32,048	16,754
Total liabilities	572,106	17,841

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 644,168 and 483 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	—
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 12,902,379 and 6,610,280 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	129	66
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 617,605 and 46,075 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	—
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 4,932,239 and 1,542,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	49	15
Additional paid-in capital	357,199	148,770
Accumulated deficit and cumulative distributions	(13,810)	(1,729)
Total stockholders' equity	343,579	147,122
Non-controlling interests in consolidated joint ventures	3,087	—
Total equity	346,666	147,122
Total liabilities and equity	$918,772	$164,963

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$7,686	$—	$11,970	$—
Hotel revenue	10,266	—	21,142	—
Other revenue	793	—	1,046	—
Total revenues	18,745	—	34,158	—
Expenses
Rental property operating	2,733	—	4,495	—
Hotel operating	6,036	—	11,539	—
General and administrative	889	15	1,801	31
Management fees	1,080	—	1,080	—
Performance participation allocation	2,358	—	3,215	—
Depreciation and amortization	7,050	—	12,408	—
Total expenses	20,146	15	34,538	31
Other income (expense)
Earnings from unconsolidated real estate ventures	144	—	187	—
Income from real estate-related securities	2,916	—	3,545	—
Interest income	164	—	222	—
Interest expense	(5,347)	—	(9,472)	—
Other expense	(72)	—	(168)	—
Total other expense	(2,195)	—	(5,686)	—
Net loss	$(3,596)	$(15)	$(6,066)	$(31)
Net loss attributable to non-controlling interests in consolidated joint ventures	$18	$—	$18	$—
Net loss attributable to stockholders	$(3,578)	$(15)	$(6,048)	$(31)
Net loss per share of common stock, basic and diluted	$(0.22)	$(1.50)	$(0.42)	$(3.15)
Weighted-average shares of common stock outstanding, basic and diluted	16,578,350	10,000	14,530,777	10,000

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Six-Month Period Ended June 30, 2018
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2018	$—	$—	$—	$—	$200	$(36)	$164	$—	$164
Net loss	—	—	—	—	—	(16)	(16)	—	(16)
Balance at March 31, 2018	—	—	—	—	200	(52)	148	—	148
Net loss	—	—	—	—	—	(15)	(15)	—	(15)
Balance at June 30, 2018	$—	$—	$—	$—	$200	$(67)	$133	$—	$133

	Six-Month Period Ended June 30, 2019
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2019	$—	$66	$—	$15	$148,770	$(1,729)	$147,122	$—	$147,122
Common stock issued	2	17	3	21	85,543	—	85,586	—	85,586
Offering costs	—	—	—	—	(4,049)	—	(4,049)	—	(4,049)
Distribution reinvestments	—	—	—	—	396	—	396	—	396
Amortization of restricted stock grants	—	—	—	—	29	—	29	—	29
Net loss	—	—	—	—	—	(2,468)	(2,468)	—	(2,468)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(1,631)	(1,631)	—	(1,631)
Balance at March 31, 2019	2	83	3	36	230,689	(5,828)	224,985	—	224,985
Common stock issued	4	45	3	13	133,964	—	134,029	—	134,029
Offering costs	—	—	—	—	(9,593)	—	(9,593)	—	(9,593)
Distribution reinvestments	—	1	—	—	2,118	—	2,119	—	2,119
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Net loss	—	—	—	—	—	(3,578)	(3,578)	(18)	(3,596)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,129	3,129
Distributions to non-controlling interests	—	—	—	—	—	—	—	(24)	(24)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(4,404)	(4,404)	—	(4,404)
Balance at June 30, 2019	$6	$129	$6	$49	$357,199	$(13,810)	$343,579	$3,087	$346,666

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,066)	$(31)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	1,080	—
Performance participation allocation	3,215	—
Depreciation and amortization	12,408	—
Amortization of deferred financing costs	345	—
Deferred income amortization	(904)	—
Unrealized loss on changes in fair value of financial instruments	694	—
Amortization of restricted stock grants	50	—
Earnings from unconsolidated joint ventures	(187)	—
Other items	15
Change in assets and liabilities
(Increase) / decrease in other assets	(7,540)	—
Increase / (decrease) in due to affiliates	384	51
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	15,301	(20)
Net cash provided by operating activities	18,795	—
Cash flows from investing activities
Acquisitions of real estate	(448,308)	—
Capital improvements to real estate	(1,898)	—
Purchase of real estate-related securities	(239,461)	—
Proceeds from settlement of real estate-related securities	100,256	—
Net cash used in investing activities	(589,411)	—
Cash flows from financing activities
Proceeds from issuance of common stock	218,953	—
Offering costs paid	(2,369)	—
Subscriptions received in advance, net	54,564	—
Borrowings from mortgage notes	182,948	—
Repayments of mortgage notes	(709)	—
Borrowings under repurchase agreements, net	68,229	—
Payment of deferred financing costs	(4,238)	—
Contributions from non-controlling interests	3,129	—
Distributions to non-controlling interests	(24)	—
Distributions	(1,785)	—
Net cash provided by financing activities	518,698	—
Net change in cash and cash equivalents and restricted cash	(51,918)	—
Cash and cash equivalents and restricted cash at the beginning of the period	164,921	200
Cash and cash equivalents and restricted cash at the end of the period	$113,003	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$39,582	$200
Restricted cash	73,421	—
Total cash and cash equivalents and restricted cash	$113,003	$200
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$220,933	$—
Accrued stockholder servicing fee due to affiliate	$10,916	$—
Accrued offering costs due to affiliates	$358	$—
Accrued distributions	$1,733	$—
Distribution reinvestment	$2,515	$—

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio principally is comprised of properties, and debt secured by properties, located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees.  As of June 30, 2019, the Company had received net proceeds of $383.6 million from selling an aggregate of 19,096,391 shares of the Company’s common stock (consisting of 644,168 Class T shares, 12,902,379 Class S shares, 617,605 Class D shares and 4,932,239 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of June 30, 2019, the Company owned 26 investments in real estate and had 42 positions in real estate-related securities.  The Company currently operates in four reportable segments:  Multifamily, Hotel, Office, and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

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

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to aggregate certain financial statement line items in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. On the Consolidated Statements of Operations, interest expense associated with the Company’s repurchase agreements has been reclassified from “Income from real estate-related securities” to “Interest expense.” Such reclassifications had no effect on net loss or previously reported totals or subtotals in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.  The Operating Partnership and each of the Company’s joint ventures are considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.  Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interest for those partially owned entities are accounted for using the equity method of accounting.

As of June 30, 2019, the total assets and liabilities of the Company’s consolidated VIEs, were $252.3 million and $139.3 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. There were no assets or liabilities relating to the Company’s consolidated VIEs as of December 31, 2018.

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

Restricted Cash

Restricted cash primarily consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.  The remaining balance of restricted cash primarily consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties and tenant security deposits.

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

The Company capitalizes acquisition-related costs associated with asset acquisitions. Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.

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

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	35 - 40 years
Building and land improvements	5 - 15 years
Furniture, fixtures and equipment	5 - 7 years
Lease intangibles and leasehold improvements	Over lease term

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

Derivative Instruments

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

Fair Value Measurements

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

Valuation

The Company generally determines the fair value of its real estate-related securities by utilizing third-party pricing service providers.  In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. The Company’s investments in real estate-related securities are classified as Level 2.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2019, the fair value of the Company’s mortgage notes and repurchase agreements were approximately $1.0 million below carrying value.

The Company’s derivative positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2.

The fair values of the Company’s financial instruments (other than real estate-related securities, mortgage notes payable and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.

Deferred Charges

The Company’s deferred charges include financing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes and term loans are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

The Company’s Rental revenue primarily consists of base rent arising from tenant leases at the Company’s multifamily and office properties under operating leases.  Revenue under operating leases is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Consolidated Balance Sheets.  The Company’s Hotel revenue consists of room revenue and food and beverage revenue.  Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  So long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full.  The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.   As of June 30, 2019 and December 31, 2018, deferred income related to these loans amounted to $7.2 million and $0, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Consolidated Statements of Operations.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization expenses are expensed as incurred and recorded as a component of General and Administrative Expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which the proceeds from escrow are released. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively.  There is no stockholder servicing fee with respect to Class I shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary Offering. As of June 30, 2019 and December 31, 2018, the Company had accrued $21.7 million and $10.8 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2019. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders and meets certain other requirements for qualifying as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

The Company intends to file as a taxable corporation for its tax year ended December 31, 2018.  For the six months ended June 30, 2019 and 2018, the Company recognized an income tax provision of $0.1 million and $0.0 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended June 30, 2019 and 2018, for both basic and diluted shares.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions.  As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

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

In May 2019, the FASB issued ASU No. 2019-05, which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05’s amendments should be applied on a modified-retrospective basis by means of a cumulative effect adjustment to the opening balance of retained earnings balance as of the date that an entity adopted the amendments in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date in ASU 2016-13.  The Company is currently evaluating the impact of adopting this new standard on its Consolidated Financial Statements.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

June 30, 2019
Building and building improvements	$469,265
Land and land improvements	127,007
Furniture, fixtures and equipment	25,920
Total	622,192
Accumulated depreciation	(8,627)
Investments in real estate, net	$613,565

During the six months ended June 30, 2019, the Company acquired interests in 25 properties, which were comprised of six multifamily, eight hotel properties, and eleven office buildings. As of December 31, 2018, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2019 ($ in thousands):

Investment	Ownership Interest (1)	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition
Florida Multifamily Portfolio	100%	4	Jacksonville/Naples, FL	Multifamily	January 2019	$104,049
U.S. Select Service Portfolio	100%	8	FL, CO, TN, OH, AR	Hotel	January 2019	232,198
Florida Office Portfolio	97%	11	Jacksonville, FL	Office	May 2019	233,287
All other	100%	2	Various	Multifamily	January 2019	82,988
		25				$652,522

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2019 ($ in thousands):

	Florida Multifamily Portfolio	U.S. Select Service Portfolio	Florida Office Portfolio	All Other	Total
Building and building improvements	$71,054	$164,266	$158,206	$65,974	$459,500
Land and land improvements	25,620	42,256	45,809	13,227	126,912
Furniture, fixtures and equipment	1,195	22,377	—	1,742	25,314
In-place lease intangibles	1,756	—	26,286	1,066	29,108
Above-market lease intangibles	—	—	1,544	—	1,544
Below-market lease intangibles	—	—	(845)	—	(845)
Other intangibles	—	101	—	—	101
Total purchase price(1)	$99,625	$229,000	$231,000	$82,009	$641,634
Assumed mortgage notes(2)	(79,269)	(84,013)	—	(57,651)	(220,933)
Non-controlling interest	—	—	(2,880)	—	(2,880)
Net purchase price	$20,356	$144,987	$228,120	$24,358	$417,821

(1)	Purchase price does not include acquisition related costs and acquired working capital of $10,888.
(2)	See Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired below market lease intangibles, in-place lease intangibles and above-market lease intangibles for the properties acquired during the six months ended June 30, 2019 were 3, 3 and 5 years, respectively.

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale Hotel. The Company owns a 43% interest in the Joint Venture.  The Company does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary. As a result, the Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $12.7 million as of June 30, 2019.  The Company’s earnings from its investment in the Joint Venture is presented in Earnings from unconsolidated joint ventures on the Company’s Consolidated Statements of Operations and totaled $0.2 million for the six months ended June 30, 2019.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

June 30, 2019
Intangible assets:
In-place lease intangibles	$29,140
Above-market lease intangibles	1,544
Other	1,200
Total intangible assets	31,884
Accumulated amortization:
In-place lease amortization	(3,741)
Above-market lease intangibles	(48)
Other	(40)
Total accumulated amortization	(3,829)
Intangible assets, net	$28,055
Intangible liabilities:
Below-market lease intangibles	$845
Accumulated amortization	(35)
Intangible liabilities, net	$810

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2019 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles	Other
2019 (remaining)	$4,008	$193	$(141)	$40
2020	7,821	387	(282)	80
2021	6,326	375	(282)	80
2022	3,348	205	(87)	80
2023	1,748	185	(18)	80
Thereafter	2,148	151	—	800
	$25,399	$1,496	$(810)	$1,160

5.	Investments in Real Estate-Related Securities

The following table details the Company’s investments in real estate-related debt securities as of June 30, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date	Cost Basis	Fair Value
RMBS	21	4.38%	February 4, 2048	$76,709	$77,493
CLO	12	4.75%	February 3, 2031	32,589	32,436
CRT	5	4.73%	August 2, 2031	18,167	18,167
Term Loan	1	4.45%	December 20, 2021	5,000	5,000
CMBS	2	4.06%	October 10, 2034	4,486	4,487
SFR	1	5.06%	August 17, 2035	2,254	2,331
	42			$139,205	$139,914

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”), collateralized loan obligations (“CLOs”) and credit risk transfer (“CRT”) securitizations. The Company has also invested in commercial mortgage-backed securities (“CMBS”), term loans and single-family rental (“SFR”) securitizations.

During the three and six months ended June 30, 2019, the Company recorded net unrealized gains on its real estate-related securities portfolio of $0.8 million and $0.7 million, respectively.  During the three and six months ended June 30, 2019, the Company recorded realized gains of $0.4 million on its investments in real estate-related securities and recorded such amounts as a component of income from real estate-related securities on its Consolidated Statements of Operations.

6.	Mortgage Notes

The following table is a summary of the mortgage notes secured by the Company’s properties as of June 30, 2019 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Principal Balance(2)
Fixed rate loans
Fixed rate mortgages	4.42%	8/18/2026	$155,772
Total fixed rate loans			155,772
Variable rate loans
Variable rate mortgages	L + 1.80%	9/23/2024	240,599
Total variable rate loans			240,599
Total loans secured by our properties			396,371
Deferred financing costs, net			(3,893)
Discount on assumed debt, net			(1,012)
Mortgage notes, net			$391,466

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2019, one-month LIBOR was equal to 2.4%.
(2)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments under the Company’s mortgage notes as of June 30, 2019 ($ in thousands):

Year	Amount
2019 (remaining)	$715
2020	1,477
2021	49,502
2022	1,624
2023	1,697
Thereafter	341,356
Total	$396,371

Interest paid on the Company’s mortgage notes for the six month period ended June 30, 2019 was $5.0 million.

7.	Repurchase Agreements

Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, the Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate.  The Company’s repurchase agreements typically have terms of up to one month at inception.

The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons.  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments, which may differ from the fair value assigned to the collateral by its counterparties.

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Consolidated Balance Sheets, these transactions are included in the following table ($ in thousands):

		June 30, 2019
Security Interest	Weighted Average Coupon	Collateral Assets (1)	Outstanding Balance
RMBS	3.44%	$50,838	$39,047
CLO	3.38%	24,924	19,249
CRT	3.25%	10,091	8,236
SFR	3.50%	2,331	1,697
		$88,184	$68,229

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the six month period ended June 30, 2019 was $1.5 million.

8.	Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2019	December 31, 2018
Intangible assets	$28,055	$—
Acquisition deposits	5,000	—
Receivables	3,825	—
Prepaid expenses	1,386	—
Derivative instruments	530	—
Interest receivable	734	8
Other	48	34
Total	$39,578	$42

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$8,248	$187
Deferred income	7,337	—
Real estate taxes payable	2,227	—
Distribution payable	1,733	—
Tenant security deposits	1,210	—
Accrued interest expense	960	—
Intangible liabilities	810	—
Other	2,374	—
Total	$24,899	$187

9.	Equity

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

As of June 30, 2019, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Six months ended June 30, 2019
	Class T	Class S	Class D	Class I	Total
January 1, 2019	483	6,610,280	46,075	1,542,000	8,198,838
Common stock issued	642,315	6,201,187	567,977	3,362,206	10,773,685
Distribution reinvestment	1,370	90,912	3,553	28,033	123,868
June 30, 2019	644,168	12,902,379	617,605	4,932,239	19,096,391

Distributions

The Company intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2019:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.4749	$0.4749	$0.4749	$0.4749
Stockholder servicing fee per share of common stock	(0.0710)	(0.0883)	(0.0239)	—
Net distributions declared per share of common stock	$0.4039	$0.3866	$0.4510	$0.4749

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than clients of participating broker dealers and residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, North Carolina, New Jersey, Ohio, Oregon and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price before upfront selling commissions and dealer manager fees at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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

On January 3, 2019, the Company acquired a multifamily property (the “Phoenix Property”) from an affiliate of the Advisor for approximately $46 million, excluding closing costs. The Phoenix Property is a garden style multifamily property totaling 256 units located in Mesa, Arizona. The affiliate of the Advisor acquired the Phoenix Property on June 29, 2018 from an unaffiliated third party for approximately $46 million, excluding closing costs.

On January 3, 2019, the Company acquired a multifamily property (the “Savannah Property”) from an affiliate of the Advisor for approximately $36 million, excluding closing costs. The Savannah Property is a new construction multifamily property located in Savannah, Georgia totaling 203 units. The affiliate of the Advisor acquired the Savannah Property on July 19, 2018 from an unaffiliated third party for approximately $36 million, excluding closing costs.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor had agreed to waive its management fee through March 31, 2019.  During the period from April 1, 2019 to June 30, 2019, the Company incurred management fees of $1.1 million.

The Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 32,121 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $0.4 million related to the management fee as of June 30, 2019, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During July 2019, the Advisor was issued 20,006 unregistered Class I shares as payment for the $0.4 million management fee accrued as of June 30, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the period ended June 30, 2019, the Company recognized $3.2 million of performance participation allocation in the Company’s Consolidated Statements of Operations.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2019	December 31, 2018
Accrued stockholder servicing fee	$21,748	$10,830
Advanced organization and offering costs	6,180	5,822
Performance participation allocation	3,215	—
Accrued management fee	419	—
Accrued affiliate service provider expenses	90	—
Advanced operating expenses	396	102
Total	$32,048	$16,754

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of June 30, 2019 and December 31, 2018, the Company has accrued $21.7 million and $10.8 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

As of June 30, 2019 and December 31, 2018, the Advisor and its affiliates have incurred $6.2 million and $5.8 million, respectively, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2019.  Such amounts will be reimbursed to the Advisor ratably over 60 months beginning after December 21, 2019.

Advanced operating expenses

As of June 30, 2019 and December 31, 2018, the Advisor had advanced approximately $0.2 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts will be reimbursed to the Advisor ratably over a 60 month period following December 21, 2019 (the one year anniversary of the release of the proceeds from the Offering from escrow).

As of June 30, 2019 and December 31, 2018, the Advisor had advanced approximately $0.2 million and $0.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts will be reimbursed to the Advisor one month in arrears, as permitted by the Advisory agreement.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the six months ended June 30, 2019, the Company has incurred approximately $0.3 million of expenses due to Highmark Residential services in connection with its investments and such amount is included in rental property operating expenses on the Company’s Consolidated Statements of Operations.

11.	Commitments and Contingencies

As of June 30, 2019 and December 31, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12.	Five Year Minimum Rental Payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its office properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2019 (remaining)	$12,331
2020	24,641
2021	22,731
2022	16,682
2023	13,697
Thereafter	29,187
Total	$119,269

13.	Segment Reporting

The Company operates in four reportable segments: Multifamily properties, Hotel properties, Office properties, and Real Estate-Related Securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2019	December 31, 2018
Multifamily	$187,418	$—
Hotel	258,447	—
Office	241,804	—
Real Estate-Related Securities	159,718	—
Other (Corporate)	71,385	164,963
Total Assets	$918,772	$164,963

The following table sets forth the financial results by segment for the three months ended June 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$4,503	$—	$3,183	$—	$7,686
Hotel revenue	—	10,266	—	—	10,266
Other revenue	726	58	9	—	793
Total revenues	5,229	10,324	3,192	—	18,745
Expenses:
Rental property operating	1,817	—	916	—	2,733
Hotel operating	—	6,036	—	—	6,036
Total segment expenses	1,817	6,036	916	—	8,769
Income from real estate-related securities	—	—	—	2,916	2,916
Earnings from unconsolidated real estate ventures	—	144	—	—	144
Segment net operating income	$3,412	$4,432	$2,276	$2,916	$13,036
Depreciation and amortization	$(2,891)	$(2,055)	$(2,104)	$—	$(7,050)

General and administrative					(889)
Management fee					(1,080)
Performance participation allocation					(2,358)
Interest income					164
Interest expense					(5,347)
Other expense					(72)
Net loss					$(3,596)
Net loss attributable to non-controlling interests					18
Net loss attributable to stockholders					$(3,578)

The following table sets forth the financial results by segment for the six months ended June 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$8,788	$—	$3,182	$—	$11,970
Hotel revenue	—	21,142	—	—	21,142
Other revenue	950	87	9	—	1,046
Total revenues	9,738	21,229	3,191	—	34,158
Expenses:
Rental property operating	3,579	—	916	—	4,495
Hotel operating	—	11,539	—	—	11,539
Total segment expenses	3,579	11,539	916	—	16,034
Income from real estate-related securities	—	—	—	3,545	3,545
Earnings from unconsolidated real estate ventures	—	187	—	—	187
Segment net operating income	$6,159	$9,877	$2,275	$3,545	$21,856
Depreciation and amortization	$(6,196)	$(4,108)	$(2,104)	$—	$(12,408)

General and administrative					(1,801)
Management fee					(1,080)
Performance participation allocation					(3,215)
Interest income					222
Interest expense					(9,472)
Other expense					(168)
Net loss					$(6,066)
Net loss attributable to non-controlling interests					18
Net loss attributable to stockholders					$(6,048)

14.	Subsequent events

Acquisitions

Maryland Property

On July 25, 2019, the Company acquired a fee simple interest in a multifamily property (the “Concord Park Apartments”) for $86.7 million, excluding closing costs. The Concord Park Apartments is a midrise multifamily property totaling 335 units located in Laurel, Maryland.

Status of the Offering

As of August 12, 2019, the Company had sold an aggregate of 24,981,533 shares of its common stock (consisting of 862,745 Class T shares, 16,403,971 Class S shares, 971,673 Class D shares, and 6,743,144 Class I shares) in the Offering resulting in net proceeds of approximately $507.0 million to the Company as payment for such shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Starwood Real Estate Income Trust, Inc.", "Company," "we," "us," or "our" refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

We have registered with the SEC an offering of up to $5.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow.  We intend to continue selling shares in the Offering on a monthly basis. As of June 30, 2019, we had received net proceeds of $383.6 million from selling an aggregate of 19,096,391 shares of our common stock (consisting of 644,168 Class T shares, 12,902,379 Class S shares, 617,605 Class D shares, and 4,932,239 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “Portfolio.”

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

Q2 2019 Highlights

Operating Results:

•	Raised $133.4 million and $218.9 million of proceeds in the Offering during the three and six months ended June 30, 2019, respectively.
•	Declared monthly net distributions totaling $4.4 million and $6.0 million for the three and six months ended June 30, 2019, respectively.
•	Inception through June 30, 2019 produced total returns without upfront selling commissions of 6.18% for Class T, 6.81% for Class S, 6.77% for Class D and 7.24% for Class I shares.

Investments:

•

Our acquisitions during the three months ended June 30, 2019 included our first investment in commercial office properties.  We acquired a portfolio of office buildings for a purchase price of $235.1 million, inclusive of closing costs. The portfolio consists of 11 Class A buildings totaling 1.27 million square feet in Jacksonville, Florida.  The portfolio is currently 90% leased with a well-diversified rent roll.  Investment-grade companies comprise over 65% of in-place tenancy.

•

Our properties as of June 30, 2019 consisted of Hotel (36% based on fair value), Office (35%) and Multifamily (29%) and was concentrated in the following regions: South (83%), West (14%) and Midwest (3%).

•	We made net investments in real estate-related securities with a total cost basis of $31.9 million during the three months ended June 30, 2019.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities based on fair value as of June 30, 2019:

The following charts further describe the composition of our investments in real properties based on fair value as of June 30, 2019:

Acquisitions of Real Estate

During the six months ended June 30, 2019, we acquired 26 properties with a total purchase price of approximately $653.9 million, excluding closing costs and related working capital. The following table provides information regarding our portfolio of real properties as of June 30, 2019:

Asset Type and Portfolio / Property Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Purchase Price (in millions)(1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	96%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	97%
Total Multifamily	6				$181.6	1,609
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	78%
Fort Lauderdale Hotel (3)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	81%
Total Hotel	9				$241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	$231.0	1.27	90%

Total Investment Properties	26				$653.9

(1)	Purchase price excludes acquisition costs and acquired working capital of $10,888.
(2)	The occupancy rate for non-hotels is as of June 30, 2019 and for hotels the average occupancy rate is from the date of acquisition to June 30, 2019.
(3)	Purchase price represents the Company's initial equity investment into the joint venture.

The following provides descriptions of select properties in our portfolio:

U.S. Select Service Portfolio. On each of January 10, 2019, January 11, 2019 and January 15, 2019, we acquired a fee simple interest in hotel properties (the “U.S. Select Service Portfolio”). The U.S. Select Service Portfolio is a fully renovated, premium branded, stable select service portfolio totaling 1,057 hotel rooms, comprised of eight hotels located primarily in Florida and Colorado. The U.S. Select Service Portfolio was acquired for $229.0 million, excluding closing costs and related working capital. Four of the properties in the U.S. Select Service Portfolio are located in Florida - two in Tampa in close proximity to the Tampa Airport, and two in Ft. Myers. The remaining properties are located in Boulder, Colorado; Knoxville, Tennessee; Little Rock, Arkansas; and Cleveland, Ohio.

Fort Lauderdale Hotel. On March 13, 2019, we entered into a joint venture with affiliates of Dovehill Capital Management to acquire the Fort Lauderdale Hotel (the “Fort Lauderdale Hotel”), a 236-room hotel located on a 3.31 acre site in Fort Lauderdale, Florida. Following the acquisition, we own a 43% interest in the joint venture for which we paid approximately $12.3 million. The Fort Lauderdale Hotel is a 12 minute drive from Fort Lauderdale-Hollywood International Airport and is within walking distance of Port Everglades, the third busiest cruise port in the world.

Florida Office Portfolio. On May 21, 2019, we, through a subsidiary, acquired a fee-simple interest in, a Class A office portfolio with 11 buildings located in Jacksonville, Florida (the “Florida Office Portfolio”), from an unaffiliated seller for a purchase price of approximately $231 million in cash, exclusive of closing costs, in a joint venture with affiliates of Vanderbilt Office Properties and Trinity Capital Advisors, with the Company owning 97% of the joint venture. The portfolio totals 1.27 million square feet and is currently 90% leased with no significant single tenant concentration.

Investments in real estate-related securities

Our real estate-related securities are used to maintain liquidity to satisfy any stock repurchase we choose to make in any particular month and manage cash before investing subscription proceeds into investments while also seeking attractive investment return.

The following table details our investments in real estate-related securities as of June 30, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date	Cost Basis	Fair Value
RMBS	21	4.38%	February 4, 2048	$76,709	$77,493
CLO	12	4.75%	February 3, 2031	32,589	32,436
CRT	5	4.73%	August 2, 2031	18,167	18,167
Term Loan	1	4.45%	December 20, 2021	5,000	5,000
CMBS	2	4.06%	October 10, 2034	4,486	4,487
SFR	1	5.06%	August 17, 2035	2,254	2,331
	42			$139,205	$139,914

The following chart further describes the diversification of our real estate-related securities and loans by type based on fair value as of June 30, 2019:

The majority of the our securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”). RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans.  We also invests in securitizations of loan portfolios or collateralized loan obligations (“CLOs”), and credit risk transfer (“CRT”) securities.  CRTs are general obligations of Fannie Mae and Freddie Mac and function similarly to a bond in that payments are made semi-annually, but with a credit default swap attached.  If the underlying loans incur credit losses, the CRT notes are written down and Fannie Mae and Freddie Mac is no longer obligated to repay that portion of principal to investors.  To a lesser extent, we have invested in commercial mortgage-backed securities (“CMBS”), term loans and single-family rental (“SFR”) securitizations.

Lease Expirations

The following table details the expiring leases at our office properties by annualized base rent and square footage as of June 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019 (remaining)	5	$289	1%	21	2%
2020	17	773	3%	34	3%
2021	14	2,500	10%	147	13%
2022	17	8,254	34%	364	31%
2023	8	762	3%	31	3%
2024	15	2,576	10%	114	10%
2025	5	2,074	8%	95	8%
2026	7	5,046	21%	234	20%
2027	3	2,192	9%	105	9%
2028	1	195	1%	8	1%
Total	92	$24,661	100%	1,153	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

From July 13, 2017 (date of our initial capitalization) through June 30, 2018, we had not commenced our principal operations and were focused on our formation and the registration of the Offering.  Due to the significant amount of acquisitions of real estate and real estate-related securities we have made during the six months ended June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018 are not comparable.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenues
Rental revenue	$7,686	$11,970
Hotel revenue	10,266	21,142
Other revenue	793	1,046
Total revenues	18,745	34,158

Expenses
Rental property operating	2,733	4,495
Hotel operating	6,036	11,539
General and administrative	889	1,801
Management fees	1,080	1,080
Performance participation allocation	2,358	3,215
Depreciation and amortization	7,050	12,408
Total expenses	20,146	34,538

Other income (expense)
Earnings from unconsolidated real estate ventures	144	187
Income from real estate-related securities	2,916	3,545
Interest income	164	222
Interest expense	(5,347)	(9,472)
Other expense	(72)	(168)
Total other expense	(2,195)	(5,686)
Net loss	(3,596)	(6,066)
Net loss attributable to non-controlling interests	18	18
Net loss attributable to stockholders	$(3,578)	$(6,048)

Total Revenues

During the three and six months ended June 30, 2019, total revenues were $18.7 million and $34.2 million, respectively.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, and office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the three and six months ended June 30, 2019, rental revenue was $7.7 million and $12.0 million, respectively, driven primarily by our investments in real property.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue and food and beverage revenue.  During the three and six months ended June 30, 2019, hotel revenue was $10.3 million and $21.1 million, respectively.

During the three and six months ended June 30, 2019, other revenue was $0.8 million and $1.0 million, respectively.  During the three and six months ended June 30, 2019 other revenue primarily consists of the amortization of deferred income of $0.7 million and $0.9 million, respectively.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three and six months ended June 30, 2019, rental property and hotel operating expenses were $8.8 million and $16.0 million, respectively, driven primarily by our investments in real property.

General and Administrative Expenses

General and administrative expenses are Company level expenses that relate mainly to our compliance and administration costs.  During the three and six months ended June 30, 2019, general and administrative expenses were $0.9 million and $1.8 million, respectively, and consisted primarily of legal fees, accounting fees, transfer agent fees and other professional services.

Management Fees

Management fees relate to the advisory fees earned by our Advisor.  Management fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties.  During the three and six months ended June 30, 2019, management fees were $1.1 million and $1.1 million, respectively. Management fees are payable monthly to the Advisor as compensation for the services it provides to us. The Advisor waived its management fee prior to March 31, 2019.

Performance Participation Allocation

The Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three and six months ended June 30, 2019, the performance participation allocation was $2.4 million and $3.2 million, respectively, driven primarily by the increase in value of our portfolio.

Depreciation and Amortization

Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three and six months ended June 30, 2019, depreciation and amortization expenses were $7.1 million and $12.4 million, respectively, driven by the growth in our portfolio.

Income from Real Estate-Related Securities

During the three and six months ended June 30, 2019, income from real estate-related securities was $2.9 million and $3.5 million, respectively, which consisted of the interest income, unrealized gains, and realized gains on our investments in real estate-related securities.

Interest Income

During the three and six months ended June 30, 2019, interest income was $0.2 million and $0.2 million, respectively, which consisted of the interest earned on cash deposited in commercial paper or money market accounts.

Interest Expense

During the three and six months ended June 30, 2019, interest expense was $5.3 million and $9.5 million, respectively, which primarily consist of interest expense incurred on our mortgage notes and borrowings under our repurchase agreements.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2019. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on taxable income that we distribute to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on our undistributed income. We intend to elect to treat certain of our corporate subsidiaries as TRSs. During the six months ended June 30, 2019, the income tax expense of $0.1 million relates to the operations of our various taxable REIT subsidiaries.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization, and similar adjustments for unconsolidated joint ventures.

The following table presents a reconciliation of FFO to net loss ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net loss	$(3,596)	$(6,066)
Adjustments:
Real estate depreciation and amortization	7,050	12,408
Investment in unconsolidated real estate ventures – depreciation	202	239
Amount attributable to non-controlling interests for above adjustment	(18)	(18)
Funds from Operations attributable to stockholders	$3,638	$6,563

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, organization costs, unrealized gains or losses from changes in the fair value of financial instruments, amortization of stock awards, performance participation allocation not paid in cash and similar adjustments for non-controlling interests. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO to AFFO ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Funds from Operations attributable to stockholders	$3,638	$6,563
Adjustments:
Straight-line rental income	(153)	(153)
Amortization of above- and below-market lease intangibles, net	13	13
Unrealized (gains) / losses from changes in the fair value of financial instruments	(250)	694
Performance participation allocation	2,358	3,215
Amortization of deferred financing costs	188	345
Amortization of restricted stock awards	21	50
Amount attributable to non-controlling interests for above adjustments	(19)	(19)
Adjusted Funds from Operations attributable to stockholders	$5,796	$10,708

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands):

Components of NAV	June 30, 2019
Investments in real properties	$688,189
Investments in real estate related securities	139,914
Cash and cash equivalents	39,582
Restricted cash	73,421
Other assets	11,376
Debt obligations	(465,549)
Subscriptions received in advance	(55,464)
Other liabilities	(24,084)
Performance participation accrual	(3,215)
Management fee payable	(419)
Accrued stockholder servicing fees(1)	(204)
Minority interest	(3,366)
Net Asset Value	$400,181
Number of outstanding shares	19,096

(1)

Stockholder servicing fees only apply to Class S, Class T, and Class D shares. See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the $0.2 million accrued for purposes of NAV and the $21.7 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2019:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$13,412,485	$270,490,472	$12,902,273	$103,375,375	$400,180,605
Number of outstanding shares	644,168	12,902,379	617,605	4,932,239	19,096,391
NAV Per Share as of June 30, 2019	$20.82	$20.96	$20.89	$20.96

The increase in NAV per share from December 31, 2018 to June 30, 2019, was related to a net increase of 3% in the value of our portfolio.  Property operations for the six months ended June 30, 2019 had an insignificant impact on NAV as dividends declared offset property operations for the period.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.7%	5.6%
Hotel	8.9%	8.3%
Office	8.8%	7.8%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.7%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+2.8%	+3.3%	+1.8%
(weighted average)	0.25% increase	(2.6)%	(3.0)%	(1.7)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2019
Stockholders’ equity under U.S. GAAP	$343,579
Adjustments:
Accrued stockholder servicing fee	21,542
Advanced organization and offering costs and Advanced operating expenses	6,433
Unrealized real estate appreciation	15,559
Investment in unconsolidated real estate ventures - depreciation	253
Accumulated depreciation and amortization	12,421
Amortization of deferred financing costs	345
Deferred revenue adjustment	202
Straight line rent adjustment	(153)
NAV	$400,181

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class S, Class T and Class D shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S, Class T and Class D shares. Refer to Note 2 to the consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee.  For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

•

The Advisor has agreed to advance organization and offering costs on our behalf through December 21, 2019. Such costs will be reimbursed to the Advisor pro rata over sixty months following December 21, 2019. Under GAAP, organization and offering costs incurred by the Advisor on our behalf are classified as due to affiliate on our Consolidated Balance Sheet. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over sixty months.

•

Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. Additionally, our mortgage notes and repurchase agreements are presented at their carrying value in our Consolidated Financial Statements.  As such, any increases in the fair value of our investments in real estate or our debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our debt are recorded at fair value.

•

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

We declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.4749 per share for the six months ended June 30, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the dealer manager distributor. The table below details the net distribution for each of our share classes for each of the six months ended June 30, 2019:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2019	$—	$—	$—	$—
February 28, 2019	0.0708	0.0537	0.0778	0.0840
March 31, 2019	0.0805	0.0804	0.0907	0.0950
April 30, 2019	0.0823	0.0823	0.0916	0.0965
May 31, 2019	0.0836	0.0835	0.0940	0.0983
June 30, 2019	0.0867	0.0867	0.0969	0.1011
Totals	$0.4039	$0.3866	$0.4510	$0.4749

The following table summarizes our distributions declared during the three and six months ended June 30, 2019 ($ in thousands). From July 13, 2017 (date of our initial capitalization) through June 30, 2018, we had not commenced our principal operations and as such, no distributions were made during this period.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$1,912	43%	$2,527	42%
Reinvested in shares	2,490	57%	3,507	58%
Total distributions	$4,402	100%	$6,034	100%

Sources of Distributions
Cash flows from operating activities	$4,402	100%	$6,034	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$4,402	100%	$6,034	100%

Cash flows from operating activities	$16,633		$18,795
Funds from operations	$3,638		$6,563

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

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the anniversary of the date on which we broke escrow for the Offering. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following December 21, 2019.  As of June 30, 2019, the Advisor had incurred approximately $6.2 million of organization and offering expenses on our behalf, which we recorded as a component of due to affiliate on our consolidated balance sheet.

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

As of June 30, 2019, we received net proceeds of $383.6 million from the sale of an aggregate of 19,096,391 shares of our common stock (consisting of 644,168 Class T shares, 12,902,379 Class S shares, 617,605 Class D shares, and 4,932,239 Class I shares). We intend to continue selling shares in the Offering on a monthly basis.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows provided by operating activities	$18,795	$—
Cash flows used in investing activities	(589,411)	—
Cash flows provided by financing activities	518,698	—
Net decrease in cash and cash equivalents and restricted cash	$(51,918)	$—

Cash flows provided by operating activities increased $18.8 million during the six months ended June 30, 2019 compared to the corresponding period in 2018.  As of June 30, 2018, we had not commenced our principal operations and had not acquired any investments.

Cash flows used in investing activities increased $589.4 million during the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily due to the acquisitions of $443.0 million of real estate investments and $139.2 million of net real estate-related securities.

Cash flows provided by financing activities increased $518.7 million during the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $182.2 million in borrowings, $68.2 million of net borrowings under repurchase agreements, and of $219.0 million in proceeds from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2019 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$489,983	$17,490	$78,040	$164,488	$229,965
Organizational and offering costs	6,180	618	2,472	2,472	618
Advanced operating expenses	127	13	51	50	13
Total	$496,290	$18,121	$80,563	$167,010	$230,596

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at June 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of June 30, 2019, the outstanding principal balance of our variable rate mortgage indebtedness was $240.6 million.  These mortgage loans are indexed to one-month U.S. Dollar denominated LIBOR. For the six months ended June 30, 2019, a 10% increase in one-month U.S. Dollar denominated LIBOR would have resulted in an increase in interest expense of $0.2 million.

We intend to limit the impact of rising interest rates on earnings and cash flows through the use of fixed rate financings or the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

Investments in real estate-related securities

As of June 30, 2019, our investments in real estate-related securities consisted of $77.5 million of RMBS, $32.4 million of CLOs, $18.2 million of CRTs, $4.5 million of CMBS, $5.0 million of term loans, and $2.3 million of SFR securitizations.  Our investments in real estate-related securities are primarily floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2019, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $15.3 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the six months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Advisor is entitled to annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. For the six months ended June 30, 2019, the Advisor elected to receive its management fee in Class I shares and we issued 32,121 unregistered Class I shares to the Advisor in satisfaction of the management fee for April through May 2019.

Additionally, we issued 20,006 unregistered Class I shares to the Advisor in July 2019 in satisfaction of the June 2019 management fee.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act as it did not involve any public offering.

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

The following table presents information about the Offering and use of proceeds therefrom as of June 30, 2019 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	644	12,902	618	4,932	19,096
Gross offering proceeds	$13,341	$262,017	$12,464	$99,299	$387,121
Selling commissions and dealer manager fees	(334)	(2,262)	—	—	(2,596)
Accrued stockholder servicing fees	(26)	(842)	(9)	—	(877)
Net offering proceeds	$12,981	$258,913	$12,455	$99,299	$383,648
Use of offering proceeds:
Acquisitions of real estate					(448,308)
Borrowings from mortgage notes					182,948
Payment of deferred financing costs					(4,238)
Purchase of real estate-related securities					(239,461)
Proceeds from settlement of real estate-related securities					100,256
Borrowings under repurchase agreements, net					68,229
Distributions to stockholders					(1,785)
Working capital					71,714
Cash and cash equivalents and restricted cash					$113,003

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

We did not repurchase any equity securities through our share repurchase plan during the six months ended June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on April 12, 2018)

3.2	Articles of Amendment of the Company

3.3

Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on April 12, 2018)

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 12, 2019	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 12, 2019	/s/ Dave Guiteau
Date	Dave Guiteau
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)