Form 10-Q
period 2019-09-30
Starwood Real Estate Income Trust, Inc.
filed 2019-11-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 13, 2019, the issuer had the following shares outstanding: 1,276,850 shares of Class T common stock, 23,680,784 shares of Class S common stock, 1,466,469 shares of Class D common stock and 13,161,514 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate, net	$745,479	$—
Investments in real estate-related securities	269,246	—
Investments in unconsolidated real estate ventures	12,070	—
Cash and cash equivalents	65,718	164,021
Restricted cash	85,099	900
Other assets	40,283	42
Total assets	$1,217,895	$164,963
Liabilities and Equity
Mortgage notes, net	$488,208	$—
Repurchase agreements	34,330	—
Accounts payable, accrued expenses and other liabilities	27,520	187
Subscriptions received in advance	66,775	900
Due to affiliates	45,550	16,754
Total liabilities	662,383	17,841

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 1,027,812 and 483 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	—
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 19,062,233 and 6,610,280 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	191	66
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 1,171,885 and 46,075 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	12	—
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 8,877,646 and 1,542,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	89	15
Additional paid-in capital	575,662	148,770
Accumulated deficit and cumulative distributions	(23,968)	(1,729)
Total stockholders' equity	551,996	147,122
Non-controlling interests in consolidated joint ventures	3,516	—
Total equity	555,512	147,122
Total liabilities and equity	$1,217,895	$164,963

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$13,184	$—	$25,154	$—
Hotel revenue	10,238	—	31,380	—
Other revenue	604	—	1,650	—
Total revenues	24,026	—	58,184	—
Expenses
Rental property operating	4,724	—	9,219	—
Hotel operating	6,131	—	17,670	—
General and administrative	1,076	16	2,877	47
Management fees	1,713	—	2,793	—
Performance participation allocation	2,286	—	5,501	—
Depreciation and amortization	8,444	—	20,852	—
Total expenses	24,374	16	58,912	47
Other income (expense)
Loss from unconsolidated real estate ventures	(233)	—	(46)	—
Income from real estate-related securities	3,323	—	6,868	—
Interest income	421	—	643	—
Interest expense	(6,153)	—	(15,625)	—
Other expense	(86)	—	(254)	—
Total other expense	(2,728)	—	(8,414)	—
Net loss	$(3,076)	$(16)	$(9,142)	$(47)
Net loss attributable to non-controlling interests in consolidated joint ventures	$25	$—	$43	$—
Net loss attributable to stockholders	$(3,051)	$(16)	$(9,099)	$(47)
Net loss per share of common stock, basic and diluted	$(0.12)	$(1.60)	$(0.52)	$(4.75)
Weighted-average shares of common stock outstanding, basic and diluted	25,638,557	10,000	17,492,457	10,000

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2018
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$—	$—	$—	$—	$200	$(36)	$164	$—	$164
Net loss	—	—	—	—	—	(16)	(16)	—	(16)
Balance at March 31, 2018	—	—	—	—	200	(52)	148	—	148
Net loss	—	—	—	—	—	(15)	(15)	—	(15)
Balance at June 30, 2018	—	—	—	—	200	(67)	133	—	133
Net loss	—	—	—	—	—	(16)	(16)	—	(16)
Balance at September 30, 2018	$—	$—	$—	$—	$200	$(83)	$117	$—	$117

	Nine Months Ended September 30, 2019
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$147,122	$—	$147,122
Common stock issued	2	17	3	21	85,543	—	85,586	—	85,586
Offering costs	—	—	—	—	(4,049)	—	(4,049)	—	(4,049)
Distribution reinvestments	—	—	—	—	396	—	396	—	396
Amortization of restricted stock grants	—	—	—	—	29	—	29	—	29
Net loss	—	—	—	—	—	(2,468)	(2,468)	—	(2,468)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(1,631)	(1,631)	—	(1,631)
Balance at March 31, 2019	2	83	3	36	230,689	(5,828)	224,985	—	224,985
Common stock issued	4	45	3	13	133,964	—	134,029	—	134,029
Offering costs	—	—	—	—	(9,593)	—	(9,593)	—	(9,593)
Distribution reinvestments	—	1	—	—	2,118	—	2,119	—	2,119
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Net loss	—	—	—	—	—	(3,578)	(3,578)	(18)	(3,596)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,129	3,129
Distributions to non-controlling interests	—	—	—	—	—	—	—	(24)	(24)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(4,404)	(4,404)	—	(4,404)
Balance at June 30, 2019	6	129	6	49	357,199	(13,810)	343,579	3,087	346,666
Common stock issued	4	61	6	40	228,468	—	228,579	—	228,579
Offering costs	—	—	—	—	(13,241)	—	(13,241)	—	(13,241)
Distribution reinvestments	—	1	—	—	3,417	—	3,418	—	3,418
Common stock repurchased	—	—	—	—	(181)	—	(181)	—	(181)
Net loss	—	—	—	—	—	(3,051)	(3,051)	(25)	(3,076)
Contributions from non-controlling interests	—	—	—	—	—	—	—	664	664
Distributions to non-controlling interests	—	—	—	—	—	—	—	(210)	(210)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(7,107)	(7,107)	—	(7,107)
Balance at September 30, 2019	$10	$191	$12	$89	$575,662	$(23,968)	$551,996	$3,516	$555,512

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,142)	$(47)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	2,793	—
Performance participation allocation	5,501	—
Depreciation and amortization	20,852	—
Amortization of deferred financing costs	592	—
Deferred income amortization	(1,365)	—
Unrealized loss on changes in fair value of financial instruments	821	—
Amortization of restricted stock grants	50	—
Distributions from investments in unconsolidated real estate ventures	429	—
Loss from unconsolidated real estate ventures	46	—
Other items	4	—
Change in assets and liabilities
(Increase) in other assets	(9,144)	—
Increase / (decrease) in due to affiliates	254	66
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	17,468	(19)
Net cash provided by operating activities	29,159	—
Cash flows from investing activities
Acquisitions of real estate	(585,236)	—
Capital improvements to real estate	(4,832)	—
Purchase of real estate-related securities	(368,616)	—
Proceeds from settlement of real estate-related securities	100,256	—
Net cash used in investing activities	(858,428)	—
Cash flows from financing activities
Proceeds from issuance of common stock	446,074	—
Offering costs paid	(4,518)	—
Subscriptions received in advance, net	65,875	—
Repurchase of common stock	(181)	—
Borrowings from mortgage notes	280,661	—
Repayments of mortgage notes	(1,060)	—
Borrowings under repurchase agreements, net	34,330	—
Payment of deferred financing costs	(5,157)	—
Contributions from non-controlling interests	3,793	—
Distributions to non-controlling interests	(234)	—
Distributions	(4,418)	—
Net cash provided by financing activities	815,165	—
Net change in cash and cash equivalents and restricted cash	(14,104)	—
Cash and cash equivalents and restricted cash at the beginning of the period	164,921	200
Cash and cash equivalents and restricted cash at the end of the period	$150,817	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$65,718	$200
Restricted cash	85,099	—
Total cash and cash equivalents and restricted cash	$150,817	$200
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$220,933	$—
Accrued stockholder servicing fee due to affiliate	$21,616	$—
Accrued offering costs due to affiliates	$751	$—
Accrued distributions	$2,789	$—
Distribution reinvestment	$5,933	$—

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is expected to be principally comprised of properties and debt secured by properties located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount of the Offering. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees.  As of September 30, 2019, the Company had received net proceeds of $615.6 million from selling an aggregate of 30,139,576 shares of the Company’s common stock (consisting of 1,027,812 Class T shares, 19,062,233 Class S shares, 1,171,885 Class D shares and 8,877,646 Class I shares). The Company intends to continue selling shares on a monthly basis.

As of September 30, 2019, the Company owned 27 investments in real estate, one investment in an unconsolidated real estate venture and had 87 positions in real estate-related securities.  The Company currently operates in four reportable segments:  Multifamily, Hotel, Office, and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

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

As of September 30, 2019, the total assets and liabilities of the Company’s consolidated VIEs, were $1.1 billion and $546.0 million, respectively, compared to $163.8 million and $0.0 as of December 31, 2018. Such amounts are included on the Company’s Consolidated Balance Sheets.

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

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

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

Fair Value Option

The Company elected the fair value option for its investments in term loans. The Company records any unrealized gains or losses on its investments in term loans as a component of Income from real estate-related securities on the Consolidated Statements of Operations.

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

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using the appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2019, the fair value of the Company’s mortgage notes and repurchase agreements was approximately $1.0 million above the outstanding principal balance.

The Company’s derivative positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2.  As of September 30, 2019, the fair value of the Company’s derivatives was approximately $1.7 million below their cost.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full.  The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.   As of September 30, 2019 and December 31, 2018, deferred income related to these loans amounted to $6.8 million and $0, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Consolidated Statements of Operations.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization expenses are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which the proceeds from escrow are released. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary Offering. As of September 30, 2019 and December 31, 2018, the Company had accrued $32.4 million and $10.8 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

The Company filed as a taxable corporation for its tax year ended December 31, 2018.  For the nine months ended September 30, 2019 and 2018, the Company recognized an income tax provision of $0.2 million and $0.0 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended September 30, 2019 and 2018, for both basic and diluted shares.

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

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

September 30, 2019
Building and building improvements	$567,603
Land and land improvements	163,403
Furniture, fixtures and equipment	29,551
Total	760,557
Accumulated depreciation	(15,078)
Investments in real estate, net	$745,479

During the nine months ended September 30, 2019, the Company acquired interests in 27 properties, which were comprised of eight multifamily properties, eight hotel properties, and eleven office buildings. As of December 31, 2018, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the nine months ended September 30, 2019 ($ in thousands):

Investment	Ownership Interest (1)	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition
Florida Multifamily Portfolio	100%	4	Jacksonville/Naples, FL	Multifamily	January 2019	$104,049
U.S. Select Service Portfolio	100%	8	FL, CO, TN, OH, AR	Hotel	January 2019	232,198
Florida Office Portfolio	97%	11	Jacksonville, FL	Office	May 2019	233,287
Columbus Multifamily	96%	1	Columbus, OH	Multifamily	September 2019	51,301
All other	100%	3	Various	Multifamily	Various	171,217
		27				$792,052

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2019 ($ in thousands):

	Florida Multifamily Portfolio	U.S. Select Service Portfolio	Florida Office Portfolio	Columbus Multifamily	All Other	Total
Building and building improvements	$71,054	$164,266	$158,206	$34,205	$131,861	$559,592
Land and land improvements	25,620	42,256	45,809	12,066	33,309	159,060
Furniture, fixtures and equipment	1,195	22,377	—	2,884	1,973	28,429
In-place lease intangibles	1,756	—	26,286	845	1,568	30,455
Above-market lease intangibles	—	—	1,544	—	—	1,544
Below-market lease intangibles	—	—	(845)	—	—	(845)
Other intangibles	—	101	—	—	—	101
Total purchase price(1)	$99,625	$229,000	$231,000	$50,000	$168,711	$778,336
Assumed mortgage notes(2)	(79,269)	(84,013)	—	—	(57,651)	(220,933)
Non-controlling interest	—	—	(2,880)	(564)	—	(3,444)
Net purchase price	$20,356	$144,987	$228,120	$49,436	$111,060	$553,959

(1)	Purchase price does not include acquisition related costs and acquired working capital of $13.7 million.
(2)

Includes deferred income reported as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.  See Note 2 for additional details on the Company’s deferred income.  See Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired below-market lease intangibles, in-place lease intangibles and above-market lease intangibles for the properties acquired during the nine months ended September 30, 2019 were three years, three years and five years, respectively.

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale Hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $12.1 million as of September 30, 2019.  The Company’s loss from its investment in the Joint Venture is presented in Loss from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled $0.05 million for the nine months ended September 30, 2019.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

September 30, 2019
Intangible assets:
In-place lease intangibles	$30,469
Above-market lease intangibles	1,544
Other	1,200
Total intangible assets	33,213
Accumulated amortization:
In-place lease amortization	(5,714)
Above-market lease intangibles	(145)
Other	(60)
Total accumulated amortization	(5,919)
Intangible assets, net	$27,294
Intangible liabilities:
Below-market lease intangibles	$845
Accumulated amortization	(106)
Intangible liabilities, net	$739

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2019 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles	Other
2019 (remaining)	$2,941	$96	$(70)	$20
2020	8,244	387	(282)	80
2021	6,326	375	(282)	80
2022	3,348	205	(87)	80
2023	1,748	185	(18)	80
Thereafter	2,148	151	—	800
	$24,755	$1,399	$(739)	$1,140

5.	Investments in Real Estate-Related Securities

The following table details the Company’s investments in real estate-related debt securities as of September 30, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date	Cost Basis	Fair Value
RMBS	55	4.06%	June 15, 2040	$149,661	$150,808
CLO	15	6.25%	March 21, 2031	40,769	40,348
CRT	7	4.40%	April 17, 2034	49,046	49,083
SFR	5	4.01%	December 8, 2036	12,254	12,291
CMBS	4	3.84%	March 27, 2037	11,630	11,728
Term Loan	1	4.49%	December 20, 2021	5,000	4,988
	87			$268,360	$269,246

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”), collateralized loan obligations (“CLOs”) and credit risk transfer (“CRT”) securitizations. The Company has also invested in commercial mortgage-backed securities (“CMBS”), single-family rental (“SFR”) securitizations and term loans.

During the three and nine months ended September 30, 2019, the Company recorded net unrealized gains on its real estate-related securities portfolio of $0.2 million and $0.9 million, respectively.  During the three and nine months ended September 30, 2019, the Company recorded realized gains of $0.0 million and $0.4 million, respectively, on its investments in real estate-related securities and recorded such amounts as a component of income from real estate-related securities on its Consolidated Statements of Operations.

6.	Mortgage Notes

The following table is a summary of the mortgage notes secured by the Company’s properties as of September 30, 2019 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Principal Balance(2)
Fixed rate loans
Fixed rate mortgages	4.04%	11/22/2027	$253,134
Total fixed rate loans			253,134
Variable rate loans
Floating rate mortgages	L + 1.80%	9/28/2024	240,599
Total variable rate loans			240,599
Total loans secured by the Company's properties			493,733
Deferred financing costs, net			(4,564)
Discount on assumed debt, net			(961)
Mortgage notes, net			$488,208

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2019, one-month LIBOR was equal to 2.0%.
(2)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

The following table presents the future principal payments under the Company’s mortgage notes as of September 30, 2019 ($ in thousands):

Year	Amount
2019 (remaining)	$364
2020	1,477
2021	49,502
2022	1,624
2023	1,697
Thereafter	439,069
Total	$493,733

Interest paid on the Company’s mortgage notes for the nine months ended September 30, 2019 was $9.9 million.

7.	Repurchase Agreements

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

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Consolidated Balance Sheets, these transactions are included in the following table ($ in thousands):

		September 30, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3.05%	$19,091	$15,497
CLO	3.09%	1,687	1,027
CRT	2.88%	21,335	17,806
		$42,113	$34,330

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the nine months ended September 30, 2019 was $2.6 million.

8.	Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2019	December 31, 2018
Intangible assets, net	$27,294	$—
Acquisition deposits	5,139	—
Receivables	4,490	—
Prepaid expenses	1,677	—
Derivative instruments	226	—
Interest receivable	1,206	8
Other	251	34
Total	$40,283	$42

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$8,306	$187
Deferred income	6,876	—
Real estate taxes payable	4,360	—
Distributions payable	2,789	—
Tenant security deposits	1,431	—
Accrued interest expense	1,002	—
Intangible liabilities, net	739	—
Other	2,017	—
Total	$27,520	$187

9.	Equity

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

As of September 30, 2019, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Nine months ended September 30, 2019
	Class T	Class S	Class D	Class I	Total
December 31, 2018	483	6,610,280	46,075	1,542,000	8,198,838
Common stock issued	1,022,658	12,245,201	1,114,873	7,279,295	21,662,027
Distribution reinvestment	4,671	210,980	10,937	61,194	287,782
Common stock repurchased	—	(4,228)	—	(4,843)	(9,071)
September 30, 2019	1,027,812	19,062,233	1,171,885	8,877,646	30,139,576

Distributions

The Company intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code.

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2019:

	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.7827	$0.7827	$0.7827	$0.7827
Stockholder servicing fee per share of common stock	(0.1156)	(0.1332)	(0.0370)	—
Net distributions declared per share of common stock	$0.6671	$0.6495	$0.7457	$0.7827

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may modify, suspend or terminate the share repurchase plan. For the nine months ended September 30, 2019, the Company repurchased 9,071 shares of common stock representing a total of $0.2 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2019.

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor had agreed to waive its management fee through March 31, 2019.  During the three and nine months ended September 30, 2019, the Company incurred management fees of $1.7 million and $2.8 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 101,686 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $0.7 million related to the management fee as of September 30, 2019, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2019, the Advisor was issued 31,863 unregistered Class I shares as payment for the $0.7 million management fee accrued as of September 30, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2019, the Company recognized $2.3 million and $5.5 million, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations as the performance hurdle was achieved as of September 30, 2019.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2019	December 31, 2018
Accrued stockholder servicing fee	$32,446	$10,830
Advanced organization and offering costs	6,573	5,822
Performance participation allocation	5,501	—
Accrued management fee	675	—
Accrued affiliate service provider expenses	63	—
Advanced operating expenses	292	102
Total	$45,550	$16,754

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of September 30, 2019 and December 31, 2018, the Company has accrued $32.4 million and $10.8 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

As of September 30, 2019 and December 31, 2018, the Advisor and its affiliates have incurred $6.6 million and $5.8 million, respectively, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2019.  Such amounts will be reimbursed to the Advisor ratably over 60 months beginning after December 21, 2019.

Advanced operating expenses

As of September 30, 2019 and December 31, 2018, the Advisor had advanced approximately $0.2 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts will be reimbursed to the Advisor ratably over a 60 month period following December 21, 2019 (the one year anniversary of the release of the proceeds from the Offering from escrow).

As of September 30, 2019 and December 31, 2018, the Advisor had advanced approximately $0.1 million and $0.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts will be reimbursed to the Advisor one month in arrears, as permitted by the Advisory agreement.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the nine months ended September 30, 2019, the Company has incurred approximately $0.5 million of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.

11.	Commitments and Contingencies

As of September 30, 2019 and December 31, 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12.	Five Year Minimum Rental Payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its office properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2019 (remaining)	$5,942
2020	24,566
2021	22,674
2022	16,622
2023	13,636
Thereafter	28,833
Total	$112,273

13.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2019	December 31, 2018
Multifamily	$327,513	$—
Hotel	256,614	—
Office	236,087	—
Real Estate-Related Securities	276,157	—
Other (Corporate)	121,524	164,963
Total Assets	$1,217,895	$164,963

The following table sets forth the financial results by segment for the three months ended September 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$5,937	$—	$7,247	$—	$13,184
Hotel revenue	—	10,238	—	—	10,238
Other revenue	498	95	11	—	604
Total revenues	6,435	10,333	7,258	—	24,026
Expenses:
Rental property operating	2,483	—	2,241	—	4,724
Hotel operating	—	6,131	—	—	6,131
Total segment expenses	2,483	6,131	2,241	—	10,855
Income from real estate-related securities	—	—	—	3,323	3,323
Loss from unconsolidated real estate ventures	—	(233)	—	—	(233)
Segment net operating income	$3,952	$3,969	$5,017	$3,323	$16,261
Depreciation and amortization	$(2,297)	$(2,065)	$(4,082)	$—	$(8,444)

General and administrative					(1,076)
Management fees					(1,713)
Performance participation allocation					(2,286)
Interest income					421
Interest expense					(6,153)
Other expense					(86)
Net loss					$(3,076)
Net loss attributable to non-controlling interests in consolidated joint ventures					25
Net loss attributable to stockholders					$(3,051)

The following table sets forth the financial results by segment for the nine months ended September 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,725	$—	$10,429	$—	$25,154
Hotel revenue	—	31,380	—	—	31,380
Other revenue	1,448	182	20	—	1,650
Total revenues	16,173	31,562	10,449	—	58,184
Expenses:
Rental property operating	6,062	—	3,157	—	9,219
Hotel operating	—	17,670	—	—	17,670
Total segment expenses	6,062	17,670	3,157	—	26,889
Income from real estate-related securities	—	—	—	6,868	6,868
Loss from unconsolidated real estate ventures	—	(46)	—	—	(46)
Segment net operating income	$10,111	$13,846	$7,292	$6,868	$38,117
Depreciation and amortization	$(8,493)	$(6,173)	$(6,186)	$—	$(20,852)

General and administrative					(2,877)
Management fees					(2,793)
Performance participation allocation					(5,501)
Interest income					643
Interest expense					(15,625)
Other expense					(254)
Net loss					$(9,142)
Net loss attributable to non-controlling interests in consolidated joint ventures					43
Net loss attributable to stockholders					$(9,099)

14.	Subsequent events

Acquisitions

North Carolina Property

On October 21, 2019, the Company acquired a fee simple interest in a multifamily property (the “Cascades Apartments”) for $109.6 million, excluding closing costs. The Cascades Apartments is a garden style multifamily property totaling 570 units located in Charlotte, North Carolina.

Virginia Property

On October 29, 2019, the Company acquired a fee simple interest in a multifamily property (the “Thornton Apartments”) for $180.2 million, excluding closing costs. The Thornton Apartments are a midrise multifamily property totaling 439 units located in Alexandria, Virginia.

Columbus Portfolio

During October 2019, the Company completed the acquisition of four buildings consisting of 690 apartment units and 322,000 square feet of office for $225.0 million, excluding closing costs.  The portfolio is located in Columbus, Ohio.

Citibank Line of Credit

On October 21, 2019, the Company entered into a revolving credit facility with Citibank, N.A. (the “Citi Line of Credit).  The Citi Line of Credit amount is sized at $200.0 million with the ability to upsize to fund additional future investment activity.  Borrowings under the Citi Line of Credit will accrue interest at a rate of LIBOR plus 1.75%.  The initial maturity date of the Citi Line of Credit is October 21, 2020, and the Company has two one year extension options.  As of November 13, 2019, the Company has drawn $71.2 million under the Citi Line of Credit.

Status of the Offering

As of November 13, 2019, the Company had sold an aggregate of 39,455,287 shares of its common stock (consisting of 1,276,850 Class T shares, 23,685,012 Class S shares, 1,466,469 Class D shares, and 13,026,956 Class I shares) in the Offering resulting in net proceeds of approximately $811.6 million to the Company as payment for such shares.

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

We have registered with the SEC an offering of up to $5.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow.  We intend to continue selling shares in the Offering on a monthly basis. As of September 30, 2019, we had received net proceeds of $615.6 million from selling an aggregate of 30,139,576 shares of our common stock (consisting of 1,027,812 Class T shares, 19,062,233 Class S shares, 1,171,885 Class D shares, and 8,877,646 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “Portfolio.”

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

Q3 2019 Highlights

Operating Results:

•	Raised $227.2 million and $446.1 million of proceeds in the Offering during the three and nine months ended September 30, 2019, respectively.
•

Declared monthly net distributions totaling $7.1 million and $13.1 million for the three and nine months ended September 30, 2019, respectively.  As of September 30, 2019 the annualized distribution rate was 5.0% for Class S, 5.1% for Class T, 5.7% for Class D and 5.9% for Class I shares.

•

Produced year-to-date total returns through September 30, 2019, without upfront selling commissions and dealer manager fees, of 9.4% for Class S, 8.7% for Class T, 9.3% for Class D and 9.9% for Class I shares and year-to-date total returns assuming full upfront selling commissions and dealer manager fees, as applicable, of 5.7% for Class S and 5.0% for Class T shares.

Investments:

•

Our acquisitions during the three months ended September 30, 2019 included a fee-simple interest in a multifamily property (the “Concord Park Apartments”) for $86.7 million, excluding closing costs.  The Concord Park Apartments are a high-quality, 2005-construction midrise multifamily property totaling 335 units located in Laurel, Maryland.  The Concord Park Apartments were 95% leased as of the acquisition date.  In addition, we acquired an interest in a Class A, 2012 vintage, 322-unit multifamily property located in Columbus, Ohio for $50.0 million, excluding closing costs.  The building is part of a larger portfolio.  The remaining assets in the portfolio were acquired in October 2019 for $225 million, excluding closing costs, and consist of four additional buildings, which include 690 apartment units and 322,000 square feet of office.

•

During the three months ended September 30, 2019, we secured exclusivity to acquire several new investments, including: 4 million square feet of high quality industrial properties located across the Midwest, a newly renovated 570-unit multifamily property in Charlotte, North Carolina, a 439-unit 2018 vintage multifamily property located near Washington D.C., a 265-unit 2017/2018 vintage apartment building and 97,000 square feet of commercial space in Durham, North Carolina, a 294,000 square foot institutional quality medical office building in Washington D.C., a 400-unit 2012 vintage multifamily property in Salt Lake City, Utah, and a newly built 277-unit multifamily property located in Phoenix, Arizona.  We finished the quarter with $1.2 billion of real estate under exclusivity and in due diligence and expect to close on these assets during the upcoming quarter.

•

Our properties as of September 30, 2019 consisted of Multifamily (42% based on fair value), Office (29%) and Hotel (29%) and were concentrated in the following regions: South (69%), West (11%), East (11%) and Midwest (9%).   Our allocation to Multifamily assets increased during the quarter, up from 29% in the prior quarter.

•	We made net investments in real estate-related securities with a total cost basis of $129.2 million during the three months ended September 30, 2019.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities based on fair value as of September 30, 2019:

The following charts further describe the composition of our investments in real properties based on fair value as of September 30, 2019:

Investment in Real Estate

As of September 30, 2019, we owned 27 investments in real estate and one investment in an unconsolidated real estate venture with a total purchase price of approximately $790.6 million, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of and for the nine months ended September 30, 2019:

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Gross Asset Value (1) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	8	2,266 units	$348,401	$16,173	28%
Hotel	9	1,293 keys	247,428	31,562	54%
Office	11	1.27 sq. ft.	242,500	10,449	18%
Total	28		$838,329	$58,184	100%

(1)	Based on fair value as of September 30, 2019.

Real Estate

The following table provides information regarding our portfolio of real properties as of September 30, 2019:

Asset Type and Portfolio / Property Name	Number of Properties	Location	Acquisition Date	Ownership Interest	Purchase Price (in millions)(1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	98%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	97%
Fort Meade Property	1	Fort Meade, MD	July 2019	100%	86.7	335	92%
Columbus Multifamily	1	Columbus, OH	September 2019	96%	50.0	322	96%
Total Multifamily	8				$318.3	2,266
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	79%
Fort Lauderdale Hotel (3)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	79%
Total Hotel	9				$241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	$231.0	1.27	89%

Total Investment Properties	28				$790.6

(1)	Purchase price excludes acquisition costs and acquired working capital of $13.7 million.
(2)	The occupancy rate for non-hotels is as of September 30, 2019 and for hotels the average occupancy rate is from the date of acquisition to September 30, 2019.
(3)	Purchase price represents the Company's initial equity investment into the joint venture.

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

Subsequent to September 30, 2019, we acquired an aggregate of $514.8 million of real estate, exclusive of closing costs, across six separate transactions.  For details regarding our property acquisitions occurring after September 30, 2019, see Note 14 — “Subsequent events” to our consolidated financial statements included herein.

Investments in real estate-related securities

Our real estate-related securities are used to maintain liquidity to satisfy any stock repurchase we choose to make in any particular month and manage cash before investing subscription proceeds into investments while also seeking attractive investment return.

During the period in which the net proceeds of the offering are being invested, we may deviate from our target allocations and invest greater than 20% of our assets in real estate-related securities.  Subsequent to September 30, 2019, we sold an aggregate of $75.4 million of real estate-related securities.

The following table details our investments in real estate-related securities as of September 30, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date	Cost Basis	Fair Value
RMBS	55	4.06%	June 15, 2040	$149,661	$150,808
CLO	15	6.25%	March 21, 2031	40,769	40,348
CRT	7	4.40%	April 17, 2034	49,046	49,083
SFR	5	4.01%	December 8, 2036	12,254	12,291
CMBS	4	3.84%	March 27, 2037	11,630	11,728
Term Loan	1	4.49%	December 20, 2021	5,000	4,988
	87			$268,360	$269,246

The following chart further describes the diversification of our real estate-related securities and loans by type based on fair value as of September 30, 2019:

The majority of our securities portfolio consists of non-agency residential mortgage-backed securities (“RMBS”). RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans.  We also invest in securitizations of loan portfolios or collateralized loan obligations (“CLOs”) and credit risk transfer (“CRT”) securities.  CRTs are general obligations of Fannie Mae and Freddie Mac and function similarly to a bond in that payments are made semi-annually, but with a credit default swap attached.  If the underlying loans incur credit losses, the CRT notes are written down and Fannie Mae and Freddie Mac is no longer obligated to repay that portion of principal to investors.  To a lesser extent, we have invested in commercial mortgage-backed securities (“CMBS”), single-family rental (“SFR”) securitizations and term loans.

Lease Expirations

The following table details the expiring leases at our office properties by annualized base rent and square footage as of September 30, 2019 ($ and square feet data in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2019 (remaining)	—	$—	0%	—	0%
2020	17	361	1%	34	3%
2021	15	2,566	10%	147	13%
2022	18	8,426	35%	365	31%
2023	8	781	3%	31	3%
2024	15	2,613	11%	116	10%
2025	6	2,265	9%	97	9%
2026	7	5,235	21%	234	21%
2027	2	2,122	9%	100	9%
2028	1	198	1%	8	1%
Total	89	$24,567	100%	1,132	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

From July 13, 2017 (date of our initial capitalization) through September 30, 2018, we had not commenced our principal operations and were focused on our formation and the registration of the Offering.  Due to the significant amount of acquisitions of real estate and real estate-related securities we have made during the nine months ended September 30, 2019, our results of operations for the three and nine months ended September 30, 2019 and 2018 are not comparable.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenues
Rental revenue	$13,184	$25,154
Hotel revenue	10,238	31,380
Other revenue	604	1,650
Total revenues	24,026	58,184

Expenses
Rental property operating	4,724	9,219
Hotel operating	6,131	17,670
General and administrative	1,076	2,877
Management fees	1,713	2,793
Performance participation allocation	2,286	5,501
Depreciation and amortization	8,444	20,852
Total expenses	24,374	58,912

Other income (expense)
Loss from unconsolidated real estate ventures	(233)	(46)
Income from real estate-related securities	3,323	6,868
Interest income	421	643
Interest expense	(6,153)	(15,625)
Other expense	(86)	(254)
Total other expense	(2,728)	(8,414)
Net loss	(3,076)	(9,142)
Net loss attributable to non-controlling interests	25	43
Net loss attributable to stockholders	$(3,051)	$(9,099)

Total Revenues

During the three and nine months ended September 30, 2019, total revenues were $24.0 million and $58.2 million, respectively.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the three and nine months ended September 30, 2019, rental revenue was $13.2 million and $25.2 million, respectively.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue and food and beverage revenue.  During the three and nine months ended September 30, 2019, hotel revenue was $10.2 million and $31.4 million, respectively.

During the three and nine months ended September 30, 2019, other revenue was $0.6 million and $1.7 million, respectively.  During the three and nine months ended September 30, 2019, other revenue primarily consists of the amortization of deferred income of $0.5 million and $1.4 million, respectively.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three and nine months ended September 30, 2019, rental property and hotel operating expenses were $10.9 million and $26.9 million, respectively.

General and Administrative Expenses

General and administrative expenses are Company level expenses that relate mainly to our compliance and administration costs.  During the three and nine months ended September 30, 2019, general and administrative expenses were $1.1 million and $2.9 million, respectively, and consisted primarily of legal fees, accounting fees, transfer agent fees and other professional services.

Management Fees

Management fees relate to the advisory fees earned by our Advisor.  Management fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties.  During the three and nine months ended September 30, 2019, management fees were $1.7 million and $2.8 million, respectively. Management fees are payable monthly to the Advisor as compensation for the services it provides to us. The Advisor waived its management fees prior to March 31, 2019.

Performance Participation Allocation

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three and nine months ended September 30, 2019, the performance participation allocation was $2.3 million and $5.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three and nine months ended September 30, 2019, depreciation and amortization expenses were $8.4 million and $20.9 million, respectively.

Income from Real Estate-Related Securities

During the three and nine months ended September 30, 2019, income from real estate-related securities was $3.3 million and $6.9 million, respectively, which consisted of the interest income, unrealized gains, and realized gains on our investments in real estate-related securities.

Interest Income

During the three and nine months ended September 30, 2019, interest income was $0.4 million and $0.6 million, respectively, which consisted of the interest earned on cash and cash equivalents.

Interest Expense

During the three and nine months ended September 30, 2019, interest expense was $6.2 million and $15.6 million, respectively, which primarily consist of interest expense incurred on our mortgage notes and borrowings under our repurchase agreements.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2019. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on taxable income that we distribute to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on our undistributed income. We intend to elect to treat certain of our corporate subsidiaries as TRSs. During the three and nine months ended September 30, 2019, the income tax expense included in Other expense on the Consolidated Statements of Operations of $0.1 million and $0.2 million relates to the operations of our various taxable REIT subsidiaries.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, amortization of restricted stock awards, performance participation allocation not payable, even if repurchased by us and similar adjustments for non-controlling interests. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to net loss attributable to stockholders ($ in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net loss attributable to stockholders	$(3,051)	$(9,099)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	8,444	20,852
Investment in unconsolidated real estate ventures – depreciation	197	420
FFO attributable to stockholders	5,590	12,173
Adjustments to arrive at AFFO:
Straight-line rental income	(403)	(556)
Amortization of above- and below-market lease intangibles, net	26	39
Unrealized losses from changes in the fair value of real estate-related securities and other financial instruments	127	821
Non-cash performance participation allocation	2,286	5,501
Amortization of deferred financing costs	247	592
Amortization of restricted stock awards	-	50
Amount attributable to non-controlling interests for above adjustments	(18)	(24)
AFFO attributable to stockholders	$7,855	$18,596

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands):

Components of NAV	September 30, 2019
Investments in real properties	$838,329
Investments in real estate related securities	269,247
Cash and cash equivalents	65,718
Restricted cash	85,099
Other assets	12,388
Debt obligations	(528,339)
Subscriptions received in advance	(66,775)
Other liabilities	(26,638)
Performance participation accrual	(5,501)
Management fee payable	(675)
Accrued stockholder servicing fees(1)	(308)
Minority interest	(3,920)
Net Asset Value	$638,625
Number of outstanding shares	30,140

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the $0.3 million accrued for purposes of NAV and the $32.4 million accrued under U.S. GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2019:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$21,629,502	$404,234,804	$24,721,282	$188,039,315	$638,624,903
Number of outstanding shares	1,027,812	19,062,233	1,171,885	8,877,646	30,139,576
NAV Per Share as of September 30, 2019	$21.04	$21.21	$21.10	$21.18

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.3%	5.5%
Hotel	9.0%	8.3%
Office	8.8%	7.8%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.6%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.5)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+1.8%	+1.8%
(weighted average)	0.25% increase	(2.7)%	(1.7)%	(1.6)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2019
Stockholders’ equity under U.S. GAAP	$551,996
Adjustments:
Accrued stockholder servicing fee	32,138
Advanced organization and offering costs and Advanced operating expenses	6,825
Unrealized real estate appreciation	26,270
Investment in unconsolidated real estate ventures - depreciation	449
Accumulated depreciation and amortization	20,695
Amortization of deferred financing costs	588
Deferred revenue adjustment	203
Straight line rent adjustment	(539)
NAV	$638,625

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee.  For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

•

The Advisor has agreed to advance organization and offering costs on our behalf through December 21, 2019. Such costs will be reimbursed to the Advisor pro rata over 60 months following December 21, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

•

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated financial statements.  As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

In addition, we depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

We declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.7827 per share for the nine months ended September 30, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the dealer manager distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2019:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2019	$—	$—	$—	$—
February 28, 2019	0.0708	0.0537	0.0778	0.0840
March 31, 2019	0.0805	0.0804	0.0907	0.0950
April 30, 2019	0.0823	0.0823	0.0916	0.0965
May 31, 2019	0.0836	0.0835	0.0940	0.0983
June 30, 2019	0.0867	0.0867	0.0969	0.1011
July 31, 2019	0.0876	0.0875	0.0982	0.1026
August 31, 2019	0.0876	0.0875	0.0982	0.1026
September 30, 2019	0.0880	0.0879	0.0983	0.1026
Totals	$0.6671	$0.6495	$0.7457	$0.7827

The following table summarizes our distributions declared during the three and nine months ended September 30, 2019 ($ in thousands). From July 13, 2017 (date of our initial capitalization) through September 30, 2018, we had not commenced our principal operations and as such, no distributions were made during this period.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,152	44%	$5,680	43%
Reinvested in shares	3,955	56%	7,462	57%
Total distributions	$7,107	100%	$13,142	100%

Sources of Distributions
Cash flows from operating activities	$7,107	100%	$13,142	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$7,107	100%	$13,142	100%

Cash flows from operating activities	$10,364		$29,159
Funds from operations	$5,590		$12,173
Adjusted funds from operations	$7,855		$18,596

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness.  Our operating expenses include, among other things, the management fee we will pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (to the extent that the Advisor elects to receive the performance participation in cash), general corporate expenses and fees related to acquiring, financing, appraising and managing our properties.  We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the anniversary of the date on which we broke escrow for the Offering. We will reimburse the Advisor for such advanced expenses ratably over the 60 months following December 21, 2019.  As of September 30, 2019, the Advisor had incurred approximately $6.6 million of organization and offering expenses on our behalf, which we recorded as a component of Due to affiliates on our Consolidated Balance Sheets.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of Debt. Through September 30, 2019, our distributions have been entirely funded from cash flow from operating activities.

Subsequent to September 30, 2019, we entered into a $200.0 million revolving credit facility with Citibank, N.A. (the “Citi Line of Credit”).  See Note 14 to our consolidated financial statements for further details on the Citi Line of Credit.  Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of September 30, 2019, we received net proceeds of $615.6 million from the sale of an aggregate of 30,139,576 shares of our common stock (consisting of 1,027,812 Class T shares, 19,062,233 Class S shares, 1,171,885 Class D shares, and 8,877,646 Class I shares). We intend to continue selling shares in the Offering on a monthly basis.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows provided by operating activities	$29,159	$—
Cash flows used in investing activities	(858,428)	—
Cash flows provided by financing activities	815,165	—
Net decrease in cash and cash equivalents and restricted cash	$(14,104)	$—

Cash flows provided by operating activities increased $29.2 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018.  As of September 30, 2018, we had not commenced our principal operations and had not acquired any investments.

Cash flows used in investing activities increased $858.4 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to the acquisitions of $585.2 million of real estate investments and $268.4 million of net real estate-related securities.

Cash flows provided by financing activities increased $815.2 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to a net increase of $279.6 million in borrowings, $34.3 million of net borrowings under repurchase agreements, and of $446.1 million in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2019 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$613,533	$20,256	$83,604	$168,860	$340,813
Organizational and offering costs	6,573	986	2,629	2,629	329
Advanced operating expenses	142	21	57	57	7
Total	$620,248	$21,263	$86,290	$171,546	$341,149

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at September 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of September 30, 2019, the outstanding principal balance of our variable rate mortgage indebtedness was $240.6 million.  These mortgage loans are indexed to the one-month U.S. dollar denominated LIBOR. For the nine months ended September 30, 2019, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.3 million.

Investments in real estate-related securities

As of September 30, 2019, we held $269.2 million of real estate-related securities.  Our investments in real estate-related securities are primarily floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2019, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.2 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $26.9 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 to our consolidated financial statements, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. For the three months ended September 30, 2019, the Advisor elected to receive its management fee in Class I shares and we issued 49,559 unregistered Class I shares to the Advisor in satisfaction of the management fee for July through August 2019.

Additionally, we issued 31,863 unregistered Class I shares to the Advisor in October 2019 in satisfaction of the September 2019 management fee.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our Offering of up to $5 billion of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act.  The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

The following table presents information about the Offering and use of proceeds therefrom as of September 30, 2019 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	1,028	19,062	1,172	8,878	30,140
Gross offering proceeds	$21,466	$391,963	$23,972	$181,715	$619,116
Selling commissions and dealer manager fees	(334)	(2,262)	—	—	(2,596)
Accrued stockholder servicing fees	(26)	(842)	(9)	—	(877)
Net offering proceeds	$21,106	$388,859	$23,963	$181,715	$615,643
Use of offering proceeds:
Acquisitions of real estate					(585,236)
Borrowings from mortgage notes					280,661
Payment of deferred financing costs					(5,157)
Purchase of real estate-related securities					(368,616)
Proceeds from settlement of real estate-related securities					100,256
Repurchase of common stock					(181)
Borrowings under repurchase agreements, net					34,330
Distributions to stockholders					(4,418)
Working capital					83,535
Cash and cash equivalents and restricted cash					$150,817

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, we may modify, suspend or terminate the share repurchase plan.

During the three months ended September 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shared Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
July 2019	—	—	$—	—	—
August 2019	4,843	0.02%	20.96	4,843	—
September 2019	4,228	0.01%	20.93	4,228	—
Total	9,071		$20.95	9,071	—
(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $20.0 million of Class S, Class T, Class D and Class I shares based on our June 30, 2019 NAV in the third quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 18, 2017)

3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 13, 2019	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 13, 2019	/s/ Dave Guiteau
Date	Dave Guiteau
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)