Form 10-K
period 2019-12-31
Starwood Real Estate Income Trust, Inc.
filed 2020-03-20
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56046

Starwood Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in Governing Instruments)

Maryland	1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	82-2023409
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:  (305) 695-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Class T Common Stock, $0.01 par value per share

Class S Common Stock, $0.01 par value per share

Class D Common Stock, $0.01 par value per share

Class I Common Stock, $0.01 par value per share

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 20, 2020, the issuer had the following shares outstanding: 2,016,251 shares of Class T common stock, 35,762,788 shares of Class S common stock, 2,293,273 shares of Class D common stock and 25,066,651 shares of Class I common stock.

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

General Description of Business and Operations

Starwood Real Estate Income Trust, Inc. was formed on June 22, 2017 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2019.  We are organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is expected to be principally comprised of properties and debt secured by properties located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, we will invest in real estate-related securities.  We are the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” or “Starwood Capital”), owns a special limited partner interest in the Operating Partnership.  Substantially all of our business is conducted through the Operating Partnership.  We and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

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

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis. Starwood Capital, L.L.C. (the “Dealer Manager”), an affiliate of the Advisor, serves as the exclusive dealer manager for the Offering.

As of December 31, 2019, we owned 71 investments in real estate, one investment in an unconsolidated real estate venture and had 75 positions in real estate-related securities.  We currently operate in six reportable segments:  Multifamily, Hotel, Industrial, Office, Other and Real Estate-Related Securities.

As of March 20, 2020, we had received net proceeds of $1.4 billion from selling an aggregate of 64,867,752 shares of our common stock (consisting of 2,020,916 Class T shares, 35,793,975 Class S shares, 2,295,861 Class D shares, and 24,757,000 Class I shares).  We have primarily used the net proceeds to make investments in real estate and real estate-related securities.

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

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.  Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with over $60 billion in assets under management as of September 30, 2019.  It has sponsored 15 private opportunistic real estate funds, 14 co-investment entities and eight public companies since its inception.  Our objective is to bring Starwood Capital’s leading real estate investment platform with an institutional fee structure to the non-listed REIT industry.

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

Investments in Properties and Debt Secured by Properties

To execute our investment strategy, we intend to continue to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio principally will be comprised of properties, and debt secured by properties, located in the United States but may also be diversified on a global basis through investments in properties and debt secured by properties, outside of the United States, with a focus on Europe.  These may include multifamily, office, hotel, industrial and retail assets, as well as other property types, including, without limitation, medical office, student housing, senior living, data centers, manufactured housing and storage properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned.  We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

We do not designate specific sector allocations for the portfolio; rather we invest in markets or asset classes where we see the best opportunities that support our investment objectives.

Investments in Real Estate-Related Securities

Our real estate-related securities investments focus on public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity. Additionally, while we do not intend to make open market purchases of common stock in public equity REITs or other companies focused on owning real property, we may make such investments in companies with mortgages as one of their core businesses.

Our real estate-related securities strategy will help maintain liquidity to satisfy any stock repurchases and manage cash before investing subscription proceeds while also seeking attractive investment return.

Borrowing Policies

We intend to continue to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is in the range of approximately 60% of our gross real estate assets (measured using the greater of fair market value and cost of gross real estate assets, including equity in our real estate-related debt and real estate-related securities portfolios), inclusive of property-level and entity-level debt net of cash, but excluding debt on our real estate-related securities and real estate-related debt portfolios.  Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.  Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related securities portfolio may have embedded leverage, including through the use of repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During our ramp-up period, as well as during times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

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

Our Taxation as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2019. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

In anticipation of our REIT election, we have formed wholly-owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs will be subject to taxation at the federal, state and local levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

In the face of this competition, we have access to our Advisor’s and Sponsor’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—General Risks Related to Investments in Real Estate.”

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

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K.  The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives.  We cannot assure you that the past experiences of affiliates of the Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and our stockholders do not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.

We have held our current investments for a limited period of time, and thus, we are not able to provide any information relating to any future properties or real estate-related securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. We will seek to invest substantially all of the future net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related debt and real estate-related securities. However, because investors are unable to evaluate the economic merit of our future investments before we make them, investors will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and investors will not have the opportunity to evaluate potential investments. These factors increase the risk that an investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

In addition, we offer no assurance that Starwood REIT Advisors, L.L.C. will remain the Advisor or that we will continue to have access to Starwood Capital’s officers and key personnel.  In particular, the loss of the services of Mr. Barry S. Sternlicht, our Sponsor’s founder, could adversely affect our performance.  On November 12, 2019 we renewed the advisory agreement among the Operating Partnership, the Advisor and us for an additional one-year period ending December 15, 2020 and the Advisory agreement is expected to be renewed annually thereafter for additional one-year terms. If the advisory agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

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

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties, real estate-related debt and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment.  See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  We have a limited track record and may not generate sufficient income to make distributions to our stockholders.  Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of our operations, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of Starwood Capital).  The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our real estate related debt and real estate-related securities portfolios.  Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced.  Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interests in us on a percentage basis and may impact the value of your investments especially if we sell these securities at prices less than the price paid for such shares.  We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of stockholders’ investment.

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

The Advisor or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions.  The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders.  Furthermore, under certain circumstances the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to our stockholders or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Advisor paid to the Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such sales receive priority over other shares for which repurchase is requested during such period.  Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of shares of our common stock are not made based on the NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees.  The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price paid by such investor or the repurchase price received.  In addition, we may sell and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.  In such cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Advisor based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare quarterly appraisals of approximately three-quarters of our real estate portfolio and review third-party appraisals for the remaining quarter. For each month that is not a quarter-end, the Advisor will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Likewise, our investments in real estate-related debt and real estate-related securities with readily available market quotations will be valued monthly at fair market value.  Certain investments in real estate-related debt and real estate-related securities are unlikely to have market quotations.

Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, our investments in real estate-related debt and real estate-related securities, while a component of NAV, will be valued by the Advisor, based on market quotations or at fair value, and will not be reviewed by our independent valuation advisor or appraised.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of investments in real estate-related debt and real estate-related securities, will involve subjective judgments and projections and may not be accurate.  Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct.  Valuations and appraisals of our properties and certain of investments in real estate-related debt and real estate-related securities will be estimates of fair value.  Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material.  In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.  There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and Starwood Capital, L.L.C., the dealer manager for the Offering (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets.  Because the price investors will pay for shares of our common stock in the Offering, and the price at which shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

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

The Advisor’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided at least annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors.  As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal.  The Advisor will review appraisal reports and monitor our properties, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles (“GAAP”).  These valuations, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Advisor’s management fee and the Special Limited Partner’s performance participation interest. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Advisor’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors.

If we are unable to continue to raise substantial funds, we will be limited in the number and type of investments we make, and the value of stockholders’ investments in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being conducted on a “best efforts” basis, meaning that the Dealer Manager for the Offering is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares.  As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments.  If we are unable to raise substantial capital in the Offering, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make.  In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase.  There is a greater risk that stockholders will lose money in their investments if we have less breadth in our portfolio.  Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying and purchasing suitable properties, investments in real estate-related debt and real estate-related securities on attractive terms.  There could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds.  We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities.  Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations.  It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of the Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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
•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

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

Our charter permits our board of directors to cause us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person.  There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action.  Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful.  Further, we have entered into separate indemnification agreements with each of our officers and directors.  As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.  In addition, we are obligated to fund the defense costs incurred by these persons in some cases.  However, our charter provides that we may not indemnify our directors or officers, or the Advisor and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicates that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors.  Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors.  Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Stockholders’ interests in us will be diluted if we issue additional shares or if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future.  Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, of which 250,000,000 shares are classified as Class T shares, 250,000,000 shares are classified as Class S shares, 250,000,000 shares are classified as Class D shares and 250,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock.  In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares of common stock, stockholders’ respective percentage ownership interests in us will be diluted.  Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure.  We are classified as an emerging growth company.  For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

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

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

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

We depend on the Advisor to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Advisor will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Starwood Capital’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Starwood Capital and its affiliates and their portfolio companies’ and service providers’ systems could involve and in some instances have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Starwood Capital, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Starwood Capital faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Starwood Capital because Starwood Capital holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Starwood Capital may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Starwood Capital’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Starwood Capital takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information.  Although Starwood Capital has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Starwood Capital does not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Starwood Capital, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Starwood Capital’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Starwood Capital and portfolio entities.  We, Starwood Capital or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Starwood Capital operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Starwood Capital operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Starwood Capital, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Starwood Capital’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Starwood Capital’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

If Starwood Capital fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Starwood Capital fund investors and clients to lose confidence in the effectiveness of our or Starwood Capital’s security measures.

Finally, we depend on Starwood Capital’s headquarters in Miami Beach, Florida and its offices in Greenwich, Connecticut for the continued operation of our business.  A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption.  Starwood Capital’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

A depression, recession, slowdown or sustained downturn in the U.S. real estate market, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms.  We could also be affected by any overall weakening of, or disruptions in, the financial markets.  Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Additionally, political leaders in the U.S. and certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States.  The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.  Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.  The impact of the coronavirus on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment.

As a result of our property portfolio being comprised entirely of properties located in the United States, the coronavirus will impact our operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of our properties. In particular, with respect to our hotel properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, including but not limited to (i) restrictions on travel imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

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

We intend to continue to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•	acquired properties may fail to perform as expected;
•	acquired properties may be subject to litigation risks;

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

In addition, while we will continue to invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned.  These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

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

There can be no assurance that the Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Advisor will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations.  The due diligence investigation that the Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.  Moreover, such an investigation will not necessarily result in the investment being successful.  Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have an adverse impact on us.

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Advisor, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

We will rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Advisor hires property managers to manage our properties and leasing agents to lease vacancies in our properties.  The property managers have significant decision-making authority with respect to the management of our properties.  We are particularly dependent on property managers of any hospitality and leisure properties we invest in.  Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function.  Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties.  Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income.  Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition.  In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income.  Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own.  The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

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

We are subject to additional risks from our non-U.S. investments.

We may purchase real estate investments located internationally.  Non-U.S. real estate-related investments involve certain factors not typically associated with investing in real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

Short-term leases associated with our multifamily properties may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.

Substantially all of our leases for our multifamily properties will be on a short-term basis.  Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues maybe impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of our multifamily properties.

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

If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our multifamily properties may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent.  Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit.  The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The seasonal nature of the hospitality inventory may have a negative impact on our hotel properties.

The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year.  As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own.  In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, travel bans, economic factors and other considerations affecting travel.

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

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold.  We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities.  These arrangements may result in the incurrence of contingent liabilities for which we may establish reserves or escrow accounts.

The exit by the United Kingdom (“U.K.”) from the European Union (“E.U.”) could adversely affect us.

The U.K. left the E.U. on January 31, 2020. The U.K. is now in an eleven month transition period. During this period, the U.K. effectively remains in the E.U.’s customs union and single market and continues to obey E.U. rules. Also during this period, the U.K. and the E.U. will attempt to negotiate a trade deal and other agreements to be in place at the end of the transition period. If no trade deal is reached, the U.K. faces the prospects of tariffs on exports to the E.U.

Unpredictability about the terms of the U.K.’s  withdrawal and its future legal, political and economic relationships with Europe is likely to be an ongoing source of instability, produce significant currency fluctuations, and have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect our business, business opportunities, results of operations, financial conditions and cash flows. In addition, the withdrawal of the U.K. from the E.U. could have a further destabilizing effect if any other member states were to consider withdrawing from the E.U., presenting similar or additional risks and consequences to our business and financial results.

General Risks Related to Investments in Real Estate-Related Debt

Investments in real estate-related debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return.  Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met.  An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer.  In addition, the market price of our investments will change in response to changes in interest rates and other factors.  During periods of declining interest rates, the market price of fixed-rate debt investments generally rises.  Conversely, during periods of rising interest rates, the market price of such investments generally declines.  The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities.  While interest rates are currently expected to remain at favorable rates in the near term, there is a consensus that the U.S. Federal Reserve will continue to increase benchmark interest rates, which could negatively impact the price of debt securities and could adversely affect the value of our investments.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the market price for our shares or their overall returns.

Real estate-related debt investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We may invest from time-to-time in real estate-related debt investments.  Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns.  Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Advisor. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.  The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Advisor cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future.  Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities.  In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms.  For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower.  Any such changes in loan structures and/or market terms may make it more difficult for us to monitor and evaluate investments.

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

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

General Risks Related to Investments in Real Estate-Related Securities

We generally invest in high-yield securities which are generally subject to more risk than higher rated securities.

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Advisor to be of comparable quality are commonly referred to as “high-yield” securities.

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

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof.  During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers.  Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties.  The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected.  Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.  There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings.  There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.  For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.  In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time.  In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws.  Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

The lack of liquidity in our securities investments may adversely affect our business.

There can be no assurance that there will be a ready market for the resale of our real estate-related securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS.  The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other Starwood Accounts.  CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes.  The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

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

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.

The real estate loans backing the mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors.  If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction.  There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence.  In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS.  Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans.  The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan.  Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan.  The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value.  Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount.  The resulting interest shortfalls impact interest payments on the most junior class in the trust first.  As interest shortfalls increase, more senior classes may be impacted.  Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected.  Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans.  When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bondholders to cover accumulated advances and expenses.  If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

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

We have and may in the future acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We have and may in the future invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

Our investments in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, are subject to certain other risks which may adversely affect our results of operations and financial condition.

Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products.  These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX).  We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans.  Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto.  Many structured products contain covenants designed to protect the providers of debt financing to such structured products.  A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein.  In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis.  The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets.  These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We will face risks related to our investments in collateralized debt obligations.

We may invest in collateralized debt obligations (“CDOs”).  CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities.  A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses.  For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield.  The riskiest portion is the “equity” tranche, which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances.  Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade.  Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class.  The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws.  As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline.  Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.  Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a  “controlling class representative,” or otherwise pursuant to the related securitization documents.  We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management.  With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.  In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may face risks related to investments in mezzanine loans.

Although not secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

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

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects.  REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations.  Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general.  The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock.  REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

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

We may face “spread widening” risk related to our securities investments.

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

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks.  Any such derivative and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us.  Engaging in derivative and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio.  In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.  See “—We will invest in derivatives, which involve numerous risks” below.

We will invest in derivatives, which involve numerous risks.

We will enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes.  Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative.  Leverage magnifies investment, market and certain other risks.  Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used.  The ability to successfully use derivative investments depends on the ability of the Advisor.  The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate.  The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell.  We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments).  In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.  Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.  Future changes may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas.

The outcome of the upcoming presidential, congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our acquisition of investment properties has been and will be financed in substantial part by borrowing, which increases our exposure to loss.  Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment.  Our target leverage ratio after our ramp-up period is approximately 50% to 65% of our gross real estate assets (measured using the greater of fair market value and cost of gross real estate assets, including equity in our real estate-related debt and real estate-related securities), inclusive of property-level and entity-level debt net of cash, but excluding debt on our real estate-related debt and real estate-related securities portfolios.  The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments.  Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties.  Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired and may borrow under mortgages on properties after they are acquired.  Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s).  A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well.  For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control.  If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable.  We may also rely on short-term financing that would be especially exposed to changes in availability.

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

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering.  There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all.  If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio.  Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.  In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.  We may utilize a line of credit for the benefit of Other Starwood Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other Starwood Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions.  We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions.  In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.  While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2019, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $0.1 million.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

Any return of volatility of the global credit markets could make it more difficult for financial sponsors like Starwood Capital to obtain favorable financing for investments.  During the prior period of volatility, a widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduced investor demand for high yield debt and senior bank debt, which in turn led some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.  Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.  Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans.  Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage.  In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property.  Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to our stockholders and the value of their investments.

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

We use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.

We use repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real-estate related investments.

We pay interest under our credit facilities, and receive interest payments on certain of our real estate-related securities investments, based on LIBOR.  Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”), in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR.

Based on a review conducted by the Financial Conduct Authority of the U.K. (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Our debt includes floating-rate loans and repurchase agreements for which the interest rates are tied to LIBOR and real estate related securities investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments.

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

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, including Mr. Sternlicht who serves on the investment committee of our Advisor, each of whom would be difficult to replace.  There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well.  Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us.  If any of these persons were to cease their association with us, our operating results could suffer.  Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals.  If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

The fees we pay in connection with our operations and the Offering and the agreements entered into with the Advisor, the Dealer Manager and their affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Advisor, Dealer Manager and their affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Starwood Capital and its affiliates, including the Advisor and us, were not negotiated at arm’s length.  Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property management and other agreements we may enter into with Starwood Capital affiliates from time to time.

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

The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.

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

The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.  In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses.  As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

Starwood Capital is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

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

Starwood Capital engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Starwood Capital and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Starwood Capital or us).  In such circumstances, such payments from, or allocations with respect to, us and our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Starwood Capital, be deemed paid to or received by Starwood Capital.  These strategic advisors, senior advisors, consultants, executive advisors or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property.  Additionally, and notwithstanding the foregoing, these senior advisors, consultants and other professionals as well as current and former chief executive officers of Starwood Capital portfolio entities, may be (or have the preferred right to be) investors in various Starwood Capital portfolio entities or Other Starwood Accounts.  The nature of the relationship with each of the strategic advisors, consultants, executive advisors and other professionals and the amount of time devoted or required to be devoted by them varies considerably.  In certain cases, they provide the Dealer Manager and the Advisor with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams.  In other cases, they may take on more extensive roles and serve as executives or directors on the boards of various entities or contribute to the origination of new investment opportunities.  In certain instances Starwood Capital may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal.  They may be compensated (including pursuant to retainers and expense reimbursement) from Starwood Capital, us or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops.  In certain cases, they have certain attributes of Starwood Capital “employees” (e.g., they may have dedicated offices at Starwood Capital, have a Starwood Capital email address, participate in general meetings and events for Starwood Capital personnel, work on Starwood Capital matters as their primary or sole business activity) even though they are not considered Starwood Capital employees, affiliates or personnel for purposes of the Dealer Manager Agreement, Advisory Agreement or the Operating Partnership’s partnership agreement.  There can be no assurance that any of the senior advisors, consultants and other professionals will continue to serve in such roles or continue their arrangements with Starwood Capital, us and any portfolio properties.

We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Advisor and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

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

Currently, one Other Starwood Account invests in stabilized, income-oriented commercial real estate in the United States, although its portfolio is currently limited to four shopping malls in the United States and it has completed its investment activity. As of September 30, 2019, this Other Starwood Account had approximately $0.9 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).

Additionally, one Other Starwood Account, a separate account of approximately $300 million, invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe.  This Other Starwood Account’s portfolio currently consists of one hotel property and two office buildings in the United States and three office buildings in Western Europe.  To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, such investment will be allocated in accordance with the investment allocation policy described above; provided, however, that such Other Starwood Account generally will not participate in co-investments.  As of December 31, 2019, the foregoing Other Starwood Account had approximately $11.1 million of unused capital commitments.

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

In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments, or “debt like equity investments” and (ii) equity interests in stabilized commercial real estate properties.  As of December 31, 2019, Starwood Property Trust’s portfolio (excluding the securitization VIE’s) consisted of approximately $17.3 billion of assets (including approximately $2.3 billion in properties, net).  To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million.  All other real estate equity investments in which Starwood Property Trust may invest will be allocated in accordance with the investment allocation policy described above.

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

Finally, the Select Opportunistic Starwood Accounts invest in “opportunistic” real estate, real estate-related debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities.  As of December 31, 2019, there was one Select Opportunistic Starwood Account that had priority over us.  This Select Opportunistic Starwood Account had an aggregate of approximately $3.1 billion of unused investing capacity.  The priority granted to this Select Opportunistic Starwood Account will result in fewer investment opportunities being made available to us.  This Select Opportunistic Starwood Account, which was not fully invested as of December 31, 2019, had an aggregate of approximately $13.5 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).  Other than (i) the priority granted to Select Opportunistic Starwood Account, (ii) the priority granted to Starwood Property Trust with respect to real estate-related debt and debt-like equity investments and (iii) the priority granted to SEREF with respect to debt investment opportunities related to European real estate, no Other Starwood Accounts have priority over us with respect to investment opportunities.  However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

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

Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates.

Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates. In addition, the Advisor may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor, or the investment is not appropriate for us for other reasons as determined by the Advisor. In any such case Starwood could, thereafter, offer such opportunity to other parties, including Other Starwood Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Starwood Accounts may be advised by a different Starwood Capital business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Starwood Capital, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases, Starwood Capital earns greater fees when Other Starwood Accounts participate alongside or instead of us in an investment.

The Advisor makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Advisor, or circumstances not foreseen by the Advisor at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Starwood Capital is entitled to amend its policies and procedures at any time without prior notice or our consent.

To the extent we acquire properties through joint ventures with Other Starwood Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Starwood Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Starwood Accounts.

Our sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Starwood Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Starwood Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Starwood Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, our sponsor will have conflicting duties to us and Other Starwood Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Starwood Accounts.

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

Starwood Capital reserves the right to raise and/or manage Other Starwood Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours.  See “—Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.”  In particular, we expect that there will be overlap of real property, real estate-related debt and real estate-related securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts.  The closing of an Other Starwood Account could result in the reallocation of Starwood Capital personnel, including reallocation of existing real estate professionals, to such Other Starwood Account. In addition, potential investments that may be suitable for us may be directed toward such Other Starwood Account.

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

We have and continue to expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that participate in the same investments as us.  The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments.  The Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders.  In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions.  In selecting and structuring investments appropriate for us, the Advisor considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliate) as a whole, not the investment, tax or other objectives of any stockholders individually.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved.

We expect to operate so as to qualify as a REIT under the Code.  However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist.  Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws among other things, means being unable to deduct distributions to stockholders in computing our taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.  We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including any undistributed net capital gains.  Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.  Certain payments we make to our stockholders under our share repurchase plan may not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.  These options could increase our costs or reduce our equity.

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

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets.  The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code.  Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors.  Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more TRS’s.  If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter (or within 6 months if certain requirements are met) or qualify for certain statutory relief provisions, in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals including certain entities treated as individuals for this purpose during the last half of a taxable year after the first year for which we elect to qualify as a REIT.  Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.”  The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person.  As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of the outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit.  There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future.  Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, or in the transfer being void.

The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).  The exemptions to the Ownership Limits granted to date may limit our board of directors’ power to increase the Ownership Limits or grant further exemptions in the future.

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition.  FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates.  Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.  We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes.  For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax.  We may not make sufficient distributions to avoid excise taxes applicable to REITs with respect to undistributed income.  Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements.  We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax.  We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state and local corporate-level income taxes.  Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

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

You may have current tax liability on distributions that they elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital.  Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

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

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, is 20%.  Dividends payable by REITs, however, generally are not eligible for the reduced rates.  REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income.  Although this does not adversely affect the taxation of REITs or dividends payable by REIT, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.  However, under the Tax Cuts and Jobs Act, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), are urged to consult with their  tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act has resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The impact of the Tax Cuts and Jobs Act on an investment in our shares is uncertain. We cannot assure stockholders that the Tax Cuts and Jobs Act or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of the Tax Cuts and Jobs Act on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans for which the IRS has provided a safe harbor, but not rules of substantive law.  Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test.  We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor.  In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries.  A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary.  Other than some activities relating to management of hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation.

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

If the leases of our properties to the TRS lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.”  In order for rents paid to our operating partnership by the TRS lessee pursuant to leases of our properties to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our TRS lessee must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms.  We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR.  Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument.  Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit Real Estate Mortgage Investment Conduit’s (“REMIC”) to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments.  It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions could adversely affect our ability to qualify as a REIT.

We have entered into repurchase agreements with a variety of counterparties to finance assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements or earn the income generated by such assets for purposes of our application of the REIT asset and gross income tests.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended or “ERISA”, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts or “IRAs” or Keogh plans.  Persons who are investing the assets of any of the entities identified in the prior sentence in our common stock, should satisfy themselves that:

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

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares.  As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances.  The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares. As of March 20, 2020, we had 483 holders of Class T, 5,528 holders of Class S, 508 holders of Class D and 1,618 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 20, 2020:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.  Prior to February 4, 2020, no upfront selling commissions were paid on Class D shares.

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2019, the Dealer Manager retained approximately $31,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table presents our monthly NAV per share for each of the four classes of shares since we broke escrow in the Offering through December 31, 2019:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
December 31, 2018	$20.00	$20.00	$20.00	$20.01
January 31, 2019	$20.07	$20.07	$20.09	$20.09
February 28, 2019	$20.15	$20.21	$20.19	$20.24
March 31, 2019	$20.28	$20.36	$20.30	$20.33
April 30, 2019	$20.36	$20.47	$20.41	$20.46
May 31, 2019	$20.54	$20.66	$20.60	$20.65
June 30, 2019	$20.82	$20.96	$20.89	$20.96
July 31, 2019	$20.77	$20.93	$20.82	$20.91
August 31, 2019	$20.84	$21.00	$20.90	$20.98
September 30, 2019	$21.04	$21.21	$21.10	$21.18
October 31, 2019	$21.02	$21.19	$21.08	$21.15
November 30, 2019	$21.14	$21.31	$21.20	$21.28
December 31, 2019	$21.44	$21.62	$21.50	$21.57

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2019 ($ and shares in thousands, except per share data, excluding footnote):

Components of NAV	December 31, 2019
Investments in real properties	$2,005,642
Investments in real estate-related securities	277,651
Cash and cash equivalents	48,479
Restricted cash	140,482
Other assets	12,564
Debt obligations	(1,326,204)
Subscriptions received in advance	(110,618)
Other liabilities	(43,904)
Performance participation accrual	(10,366)
Management fee payable	(1,037)
Accrued stockholder servicing fees(1)	(443)
Minority interest	(13,216)
Net Asset Value	$979,030
Number of outstanding shares	45,345

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of December 31, 2019, we have accrued under GAAP $44.1 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2019:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$30,290,947	$565,567,532	$35,542,011	$347,629,305	$979,029,795
Number of outstanding shares	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735
NAV Per Share as of December 31, 2019	$21.44	$21.62	$21.50	$21.57

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2019 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.8%	5.5%
Hotel	9.3%	8.2%
Office	8.3%	7.5%
Other	7.5%	7.3%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.8%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.7)%	(1.8)%	(1.7)%
Exit Capitalization Rate	0.25% decrease	+2.8%	+1.5%	+2.1%	+2.1%
(weighted average)	0.25% increase	(2.6)%	(1.5)%	(1.9)%	(1.7)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2019
Stockholders’ equity under U.S. GAAP	$837,263
Adjustments:
Accrued stockholder servicing fee	43,643
Advanced organization and offering costs and Advanced operating expenses	7,435
Unrealized real estate appreciation	51,618
Accumulated depreciation and amortization	39,071
NAV	$979,030

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

•

The Advisor advanced organization and offering costs on our behalf through December 21, 2019 and operating expenses incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018. Such costs are reimbursed to the Advisor pro rata over 60 months following December 21, 2019. Under GAAP, organization costs and operating expenses are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

•

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and revolving credit facilities and repurchase agreements (“Debt”) are recorded at their carrying value in our consolidated financial statements.  As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

Beginning February 28, 2019, we declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the net distributions per share set forth below for the year ended December 31, 2019. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share. We intend to continue to declare distributions based on record dates established by our board of directors and to pay such distributions on a monthly basis.

The following table details the net distribution for each of our share classes for the year ended December 31, 2019.

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares
January 31, 2019	$—	$—	$—	$—
February 28, 2019	0.0708	0.0537	0.0778	0.0840
March 31, 2019	0.0805	0.0804	0.0907	0.0950
April 30, 2019	0.0823	0.0823	0.0916	0.0965
May 31, 2019	0.0836	0.0835	0.0940	0.0983
June 30, 2019	0.0867	0.0867	0.0969	0.1011
July 31, 2019	0.0876	0.0875	0.0982	0.1026
August 31, 2019	0.0876	0.0875	0.0982	0.1026
September 30, 2019	0.0880	0.0879	0.0983	0.1026
October 31, 2019	0.0874	0.0873	0.0981	0.1026
November 30, 2019	0.0879	0.0878	0.0983	0.1026
December 31, 2019	0.0873	0.0872	0.0981	0.1026
Totals	$0.9297	$0.9118	$1.0402	$1.0905

For the year ended December 31, 2019, we declared aggregate distributions in the amount of $24.1 million. The following table outlines the tax character of our distributions paid in 2019 as a percentage of total distributions. The distribution declared on December 31, 2019 was paid on January 6, 2020 and is included in the analysis below.

	Ordinary Income	Capital Gains	Unrecaptured 1250 Gain	Return of Capital
2019 Tax Year	7.95%	0%	0%	92.05%

For the year ended December 31, 2018, we did not declare any distributions.

The following table summarizes our distributions declared during the year ended December 31, 2019 ($ in thousands). From July 13, 2017 (date of our initial capitalization) through December 31, 2018, we had not commenced our principal operations and as such, no distributions were made during this period.

	For the Year Ended December 31, 2019
	Amount	Percentage
Distributions
Payable in cash	$10,472	43%
Reinvested in shares	13,670	57%
Total distributions	$24,142	100%

Sources of Distributions
Cash flows from operating activities	$24,142	100%
Offering proceeds	—	0%
Total sources of distributions	$24,142	100%

Cash flows from operating activities	$51,105
Funds from operations	$18,674

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will change over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, (iii) plus real estate-related depreciation and amortization, and (iv) similar adjustments for unconsolidated joint ventures.

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium /discount, (iv) organizational costs, (v) unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, (vi) amortization of restricted stock awards, (vii) non-cash performance participation allocation, even if repurchased by us, and (viii) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to net loss attributable to stockholders ($ in thousands):

	December 31, 2019	December 31, 2018
Net loss attributable to stockholders	$(20,826)	$(1,693)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	38,896	—
Investment in unconsolidated real estate ventures – depreciation	604	—
FFO attributable to stockholders	18,674	(1,693)
Adjustments to arrive at AFFO:
Straight-line rental income	(829)	—
Amortization of above- and below-market lease intangibles, net	(13)	—
Unrealized losses from changes in the fair value of real estate-related securities and other financial instruments	256	—
Non-cash performance participation allocation	10,366	—
Amortization of deferred financing costs	1,089	—
Amortization of restricted stock awards	71	80
Amount attributable to non-controlling interests for above adjustments	(151)	—
AFFO attributable to stockholders	$29,463	$(1,613)

FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Unregistered Sales of Equity Securities

As described in Note 10 to our consolidated financial statements, the Advisor is entitled to an annual management fee equal to 1.25% of our NAV, payable monthly as compensation for the services it provides to us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the year ended December 31, 2019, we incurred management fees of $5.5 million. For the year ended December 31, 2019, the Advisor has elected to receive the management fee in shares of our common stock.  We issued 210,827 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $1.0 million related to the management fee as of December 31, 2019, which is included in Due to affiliates on our Consolidated Balance Sheets. During January 2020, the Advisor was issued 48,049 unregistered Class I shares as payment for the $1.0 million management fee accrued as of December 31, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 10 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2019, we recognized $10.4 million of performance participation allocation in the Company’s Consolidated Statements of Operations as the performance hurdle was achieved as of December 31, 2019. The 2019 performance participation allocation became payable on December 31, 2019 and in January 2020, we issued approximately 0.5 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Each Class I unit is exchangeable into one Class I common share. Each issuance to the Advisor and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our Offering of up to $5.0 billion of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act.  The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2019, we had received net proceeds of $933.5 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ and number of shares in thousands):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	1,413	26,170	1,653	16,113	45,349
Gross offering proceeds	$29,729	$543,920	$34,100	$334,522	$942,271
Selling commissions and dealer manager fees	(709)	(5,240)	—	—	(5,949)
Accrued stockholder servicing fees	(123)	(2,652)	(41)	—	(2,816)
Net offering proceeds	$28,897	$536,028	$34,059	$334,522	$933,506

We primarily used the net proceeds from the Offering toward the acquisition of $1.6 billion of real estate and $454.9 million of real estate-related securities. In addition to the net proceeds from the Offering, we financed our acquisitions with $923.2 million of financing secured by our investments in real estate and $81.0 million of net repurchase agreements.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date (which will generally be equal to our prior month’s NAV per share), subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, we may modify, suspend or terminate the share repurchase plan. For year ended December 31, 2019, we repurchased 10,350 shares of common stock representing a total of $0.2 million. We had no unfulfilled repurchase requests during the year ended December 31, 2019.

During the year ended December 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shared Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
July 2019	—	—	$—	—	—
August 2019	4,843	0.02%	20.96	4,843	—
September 2019	4,228	0.01%	20.93	4,228	—
October 2019	—	—	—	—	—
November 2019	—	—	—	—	—
December 2019	1,279	0.00%	21.09	1,279	—
Total	10,350		$20.96	10,350	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $16.9 million of Class S, Class T, Class D and Class I shares based on our November 30, 2019 NAV in the fourth quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

During the year ended December 31, 2018, no shares were repurchased pursuant to our share repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the years ended December 31, 2019 and 2018 and for the period July 13, 2017 (date of initial capitalization) through December 31, 2017. The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto beginning on page F-1 of this report (in thousands, except per share data).

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Operating Data
Total revenues	$94,308	$—	$—
Total expenses	101,224	1,745	36
Total other (expense) income	(14,062)	52	—
Net loss	$(20,978)	$(1,693)	$(36)
Per Share Data
Net loss per share of common stock — basic and diluted	$(0.91)	$(6.59)	$(3.59)
Gross distributions declared per share of common stock(1)	$1.0905	$—	$—
Balance Sheet Data
Total assets	$2,390,322	$164,963	$200
Real estate, net	1,798,044	—	—
Investments in real estate-related securities	277,651	—	—
Mortgage notes and revolving credit facility, net	1,238,102	—	—
Repurchase agreements	81,035	—	—
Total equity	849,247	147,122	164

(1)

Represents the gross distributions declared for the year ended December 31, 2019. For the period from July 13, 2017 (date of initial capitalization) through December 31, 2017 and for the year ended December 31, 2018, no distributions had been declared on shares of our common stock.

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

As of March 20, 2020, we had received net proceeds of approximately $1.4 billion from selling an aggregate of 64,867,752 shares of our common stock (consisting of 2,020,916 Class T shares, 35,793,975 Class S shares, 2,295,861 Class D shares, and 24,757,000 Class I shares). We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D, and Class I units.

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

2019 Highlights

Operating Results:

•	Raised $761.7 million of proceeds in the Offering during the year ended December 31, 2019.
•

Declared monthly net distributions totaling $24.1 million for the year ended December 31, 2019.  As of December 31, 2019 the annualized net distribution rate was 4.9% for Class S, 5.0% for Class T, 5.6% for Class D and 5.8% for Class I shares.

•

Produced year-to-date total returns through December 31, 2019, without upfront selling commissions and dealer manager fees, of 12.9% for Class S, 12.1% for Class T, 13.0% for Class D and 13.6% for Class I shares and year-to-date total returns assuming full upfront selling commissions and dealer manager fees, as applicable, of 9.1% for Class S and 8.3% for Class T shares.

Investments:

•

Closed transactions with a total purchase price of $1.9 billion, resulting in a diversified portfolio of stabilized income-producing commercial real estate assets concentrated in high growth markets across the U.S. The following are our top acquisitions for the year:

o

In January 2019, we acquired a fee simple interest in eight hotel properties (the “U.S. Select Service Portfolio”). The U.S. Select Service Portfolio is a fully renovated, premium branded, stable select service portfolio totaling 1,057 hotel rooms, comprised of eight hotels located primarily in Florida and Colorado. The U.S. Select Service Portfolio was acquired for $229.0 million, excluding closing costs and related working capital. Four of the properties in the U.S. Select Service Portfolio are located in Florida - two in Tampa in close proximity to the Tampa Airport, and two in Ft. Myers.  The remaining properties are located in Boulder, Colorado; Knoxville, Tennessee; Little Rock, Arkansas; and Cleveland, Ohio.

o

In May 2019, we, through a subsidiary, acquired a fee-simple interest in, a Class A office portfolio with 11 buildings located in Jacksonville, Florida (the “Florida Office Portfolio”) for $231.0 million, exclusive of closing costs, in a joint venture owned 97% by the Company. The portfolio totals 1.27 million square feet with no significant single tenant concentration.

o

In October 2019, we acquired a fee-simple interest in a multifamily property (the “Thornton Apartments”) for $180.2 million, excluding closing costs. The Thornton Apartments are a high-quality, 2018-construction midrise multifamily property totaling 439 units located in Alexandria, Virginia.

o

In November 2019, we, through a subsidiary, acquired a fee-simple interest in a 33-asset industrial portfolio (“Midwest Industrial Portfolio”) for approximately $319.6 million, excluding closing costs, in a joint venture owned 95% by the Company. The Midwest Industrial Portfolio is comprised 120 of 4.1 million square feet of primarily Class A properties (2005 average vintage) in Chicago (43%), Indianapolis (33%), Columbus (16%) and Milwaukee (8%).

o

During September and October 2019 we, through a subsidiary, acquired a fee-simple interest in a portfolio of buildings in Columbus, Ohio (the “Columbus Mixed Use Portfolio”) for $275.0 million, excluding closing costs, in a joint venture owned 96% by the Company. The Columbus Mixed Use Portfolio consists of five, Class A buildings containing 1,012 apartment units and 322,000 square feet of office.

•

Other acquisitions during the three months ended December 31, 2019 include a fee-simple interest in a garden style 570 unit multifamily property located in Charlotte, North Carolina (the “Cascades Apartments”) acquired for $109.6 million, excluding closing costs; a fee-simple interest in a mixed-use property consisting of 265 midrise multifamily units and 96,949 square feet of commercial space located in Durham, North Carolina (the “Exchange on Erwin”) for $111.3 million, excluding closing costs; a fee-simple interest in a 277 unit multifamily property located in downtown Scottsdale, Arizona (“The Griffin”) for $96.2 million, excluding closing costs; and a fee-simple interest in a 400 unit multifamily property in Salt Lake City, Utah (“Avida”) for $86.7 million, excluding closing costs.

•

Subsequent to December 31, 2019, we entered into agreements to purchase four investments for a total purchase price of $1.5 billion including: a portfolio of 3,336 affordable housing units located primarily in Florida and very similar to our existing Florida Multifamily Portfolio, a 294,000 square foot institutional quality medical office building in Washington D.C, a 911,000 square foot class A office building in downtown Boston, Massachusetts and a 362,000 square foot  class A office tower located in downtown Nashville, Tennessee.

•

Our properties as of December 31, 2019 consisted of Multifamily (54% based on fair value), Industrial (16%), Office (16%), Hotel (12%) and Other (2%) and were concentrated in the following regions: Midwest (32%), South (29%), East (25%) and West (14%). Our allocation to Multifamily assets increased during the quarter, up from 42% in the prior quarter. Our allocation to Hotel assets decreased during the quarter, down from 29% in the prior quarter.

•	Acquired a portfolio of real estate-related securities with a total cost basis of $276.2 million.

Financings:

•

Closed or assumed an aggregate of $1.3 billion in property-level financing and $200.0 million of revolving credit capacity that can be used to bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities based on fair value as of December 31, 2019:

The following charts further describe the composition of our investments in real properties based on fair value as of December 31, 2019:

Investments in Real Estate

As of December 31, 2019, we owned 71 investments in real estate and one investment in an unconsolidated real estate venture with an aggregate purchase price of approximately $1.9 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of December 31, 2019:

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (2)	Gross Asset Value (1) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	16	4,907 units	94%	$1,082,912	$31,437	33%
Hotel	9	1,293 keys	80%	247,619	40,818	43%
Industrial	33	4.07 sq. ft.	98%	322,411	2,489	3%
Office	12	1.59 sq. ft.	94%	314,900	19,053	20%
Other	2	0.1 sq. ft.	100%	37,800	511	1%
Total	72			$2,005,642	$94,308	100%

(1)	Based on fair value as of December 31, 2019.
(2)

The occupancy rate is as of December 31, 2019 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the year ended December 31, 2019. Hotels owned less than one year are excluded from the average occupancy rate calculation.

Real Estate

The following table provides information regarding our portfolio of real properties as of December 31, 2019:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	98%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	94%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	95%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	92%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	94%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	89%
Exchange on Erwin	1	Durham, NC	November 2019	100%	65.0	265	97%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	87%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	91%
Total Multifamily	16				1,007.7	4,907
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	78%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	82%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	90%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Total Office	12				304.3	1.59
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Total Industrial	33				319.6	4.07
Other:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	46.3	0.10	100%
Total Other	2				46.3	0.10

Total Investment Properties	72				$1,919.2

(1)

Certain of the joint venture agreements entered into by us provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price excludes acquisition costs and acquired working capital of $24.2 million.
(3)	The occupancy rate for non-hotels is as of December 31, 2019 and for hotels the average occupancy rate is from the date of acquisition to December 31, 2019
(4)	Purchase price represents the Company's initial equity investment into the joint venture.

Subsequent to December 31, 2019, we acquired an aggregate of $1.5 billion of real estate, exclusive of closing costs, across four separate transactions.

Investments in Real Estate-Related Securities

The following table details our investments in real estate-related securities as of December 31, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.84%	September 29, 2046	$185,822	$187,226
CLO	12	6.12%	May 11, 2031	29,302	29,236
CRT	5	4.03%	May 29, 2034	37,000	37,066
SFR	5	3.72%	November 26, 2036	12,583	12,552
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)

As of December 31, 2019, our RMBS securities had floating rate coupons ranging from 0.00% to 7.95%, our CLO securities had floating rate coupons ranging from 4.62% to 8.49%, our CRT securities had floating rate coupons ranging from 3.79% to 4.24%, our SFR securities had floating rate coupons ranging from 3.37% to 4.22%, and our CMBS securities had floating rate coupons ranging from 3.61% to 5.76%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The following chart describes the diversification of our real estate-related securities and loans by type based on fair value as of December 31, 2019:

The majority of our securities portfolio consists of non-agency RMBS. RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans.  We also invest in securitizations of loan portfolios or CLO and credit risk transfer (“CRT”) securities.  CRTs are general obligations of Fannie Mae and Freddie Mac and function similarly to a bond in that payments are made semi-annually, but with a credit default swap attached.  If the underlying loans incur credit losses, the CRT notes are written down and Fannie Mae and Freddie Mac is no longer obligated to repay that portion of principal to investors.  To a lesser extent, we have invested in CMBS and single-family rental (“SFR”) securitizations.

Subsequent to December 31, 2019, we purchased an aggregate of $78.4 million of real estate-related securities.

Lease Expirations

The following table details the expiring leases at our office, industrial and retail properties by annualized base rent and square footage as of December 31, 2019 ($ and square feet data in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020	15	$1,539	3%	372	7%
2021	24	4,973	9%	567	10%
2022	26	10,382	20%	730	13%
2023	19	5,253	10%	1,032	19%
2024	33	9,273	18%	870	16%
2025	11	4,137	8%	438	8%
2026	17	8,537	16%	595	11%
2027	6	3,147	6%	165	3%
2028	1	198	0%	8	0%
2029	2	889	2%	47	1%
2030	6	2,263	4%	303	5%
2031	1	298	1%	20	0%
2032	1	497	1%	124	2%
2033	1	504	1%	107	2%
2034	1	747	1%	155	3%
Total	164	$52,637	100%	5,533	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

From July 13, 2017 (date of our initial capitalization) through December 21, 2018, we had not commenced our principal operations and were focused on our formation and the registration of the Offering.  We achieved the minimum offering amount and broke escrow on December 21, 2018. Due to the significant amount of acquisitions of real estate and real estate-related securities we have made during the year ended December 31, 2019, our results of operations for the years ended December 31, 2019 and 2018 are not comparable.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues
Rental revenue	$51,790	$—
Hotel revenue	40,559	—
Other revenue	1,959	—
Total revenues	94,308	—
Expenses
Rental property operating	18,463	—
Hotel operating	23,507	—
General and administrative	4,523	1,745
Management fees	5,469	—
Performance participation allocation	10,366	—
Depreciation and amortization	38,896	—
Total expenses	101,224	1,745
Other (expense) income
Earnings from unconsolidated real estate ventures	175	—
Income from real estate-related securities	10,158	—
Interest income	1,039	52
Interest expense	(25,311)	—
Other expense	(123)	—
Total other (expense) income	(14,062)	52
Net loss	(20,978)	(1,693)
Net loss attributable to non-controlling interests in consolidated joint ventures	152	—
Net loss attributable to stockholders	$(20,826)	$(1,693)

Total Revenues

During the year ended December 31, 2019, total revenues were $94.3 million.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the year ended December 31, 2019, rental revenue was $51.8 million.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue.  During the year ended December 31, 2019, hotel revenue was $40.6 million.

During the year ended December 31, 2019, other revenue was $2.0 million.  During the year ended December 31, 2019, other revenue primarily consists of deferred income of $1.5 million associated with the discharge of certain housing development loans. See Note 2 to our consolidated financial statements for further details on the accounting treatment of deferred income.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the year ended December 31, 2019, rental property and hotel operating expenses were $42.0 million.

General and Administrative Expenses

General and administrative expenses are Company-level expenses that relate mainly to our compliance and administration costs.  During the year ended December 31, 2019, general and administrative expenses increased $2.7 million compared to the year ended December 31, 2018, primarily due to miscellaneous corporate level expenses related to the increased size of our portfolio. The increase was partially offset by $1.4 million of organization costs incurred in conjunction with our formation during the year ended December 31, 2018. Such costs included legal fees, accounting fees, transfer agent fees, and other costs related to our formation. We did not incur such costs during the year ended December 31, 2019.

Management Fees

In accordance with our Advisory Agreement, we began accruing the management fee beginning on April 1, 2019 based on our monthly NAV, as the Advisor had waived the management fee for the period January 1, 2019 through March 31, 2019. During the year ended December 31, 2019, the total management fee expense was $5.5 million.

Performance Participation Allocation

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  The $10.4 million in performance participation allocation for the year ended December 31, 2019 was settled in January 2020 with the issuance of approximately 0.5 million Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the year ended December 31, 2019, depreciation and amortization expenses were $38.9 million, driven by depreciation and amortization on our investments in real property.

Income from Real Estate-Related Securities

During the year ended December 31, 2019, income from real estate-related securities was $10.2 million, which consisted of the interest income, unrealized gains, and realized gains on our investments in real estate-related securities. The increase was primarily due to the growth of our portfolio of investments in Real Estate-Related Securities which consisted of 75 positions as of December 31, 2019.

Interest Income

During the year ended December 31, 2019, interest income was $1.0 million, which consisted of the interest earned on cash and cash equivalents.

Interest Expense

During the year ended December 31, 2019, interest expense was $25.3 million, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility and borrowings under our repurchase agreements. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness on such investments.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, to pay operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses. We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of Debt.

On October 21, 2019, we entered into a $200.0 million revolving credit facility with Citibank, N.A. (the “Citi Line of Credit”) to bridge financing and can be drawn upon to fund the acquisition of future real estate investments.  See Note 6 to our consolidated financial statements for further details on the Citi Line of Credit.  Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of December 31, 2019 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Maximum Facility Size	Principal Balance(2)
Fixed rate loans
Fixed rate mortgages	3.61%	5/5/2029	N/A	$1,004,423
Total fixed rate loans				1,004,423
Variable rate loans
Floating rate mortgages	L + 1.80%	9/28/2024	N/A	240,599
Variable rate revolving credit facility	L + 2.00%	10/21/2020	$200,000	—
Total variable rate loans				240,599
Total loans secured by the Company's properties				1,245,022
Deferred financing costs, net				(7,136)
Discount on assumed debt, net				216
Mortgage notes and revolving credit facility, net				$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2019, one-month LIBOR was equal to 1.76%.
(2)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash flows provided by operating activities	$51,105	$45
Cash flows used in investing activities	(1,890,434)	—
Cash flows provided by financing activities	1,863,369	164,676
Net increase in cash and cash equivalents and restricted cash	$24,040	$164,721

Cash flows provided by operating activities increased $51.1 million during the year ended December 31, 2019 due to increased cash flows from the operations of investments in real estate and income on our investments in real estate-related securities. As of December 31, 2018, we had not commenced our principal operations and had not acquired any investments.

Cash flows used in investing activities increased $1.9 billion during year ended December 31, 2019 primarily due to the acquisitions of $1.6 billion of real estate investments and $276.2 million of net purchases of real estate-related securities.

Cash flows provided by financing activities increased $1.7 billion during the year ended December 31, 2019 primarily due to a net increase of $923.2 million in borrowings, $81.0 million of net borrowings under repurchase agreements, and of $761.7 million in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2019 ($ in thousands).

Obligations	Total	Less then 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$1,618,839	$47,648	$139,544	$300,040	$1,131,607
Organizational and offering costs	7,290	1,458	2,916	2,916	—
Advanced operating expenses	145	29	58	58	—
Total	$1,626,274	$49,135	$142,518	$303,014	$1,131,607

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at December 31, 2019.

Other Developments

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Due to the fact our property portfolio is comprised entirely of real property located in the United States, the coronavirus will impact our operating results to the extent that its continued spread reduces occupancy, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, increases the cost of operation or results in limited hours or necessitates the closure of our properties. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of December 31, 2019, the outstanding principal balance of our variable rate indebtedness was $321.6 million and consisted of mortgage loans and repurchase agreements.

Certain of our mortgage loans and repurchase agreements are variable rate and indexed to the one-month U.S. dollar denominated LIBOR. For the year ended December 31, 2019, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.6 million.

Investments in Real Estate-Related Securities

As of December 31, 2019, we held $277.7 million of real estate-related securities.  Our investments in real estate-related securities are primarily floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2019, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities of $0.2 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2019, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $27.8 million.

Libor Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the Interest Rate Risk section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2).   See the accompanying Consolidated Financial Statements beginning on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 14 to the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of Starwood Real Estate Income Trust’s internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Starwood Real Estate Income Trust’s internal control over financial reporting as of December 31, 2019, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	59	Chairman of the Board
John P. McCarthy, Jr.	58	Chief Executive Officer, President and Director
Christopher D. Graham	45	Chief Investment Officer and Director
Dave Guiteau	45	Chief Financial Officer and Treasurer
Matthew S. Guttin	41	Chief Compliance Officer and Secretary
Sean Harris	35	Senior Vice President of Acquisitions
Mark Deason	41	Director
Richard D. Bronson	75	Independent Director
David B. Henry	70	Independent Director
Robin Josephs	59	Independent Director
Dale Anne Reiss	72	Independent Director
James E. Walker	57	Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He has been the Chairman of the Board and Chief Executive Officer of Starwood Capital Group, a privately-held global investment firm with over $60 billion in assets under management, since its formation in 1991. He also serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”) and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Over the past 28 years, Mr. Sternlicht has structured investment transactions with an aggregate asset value in excess of $100 billion. From 1995 to 2005, he was the Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., an NYSE-listed hotel and leisure company that he founded. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH) and the former Chairman of the Board of Baccarat S.A., a crystal maker headquartered in Baccarat, France. In 2008, Mr. Sternlicht founded and became the Chairman and Chief Executive Officer of SH Group, a hotel management company that owns and manages the Baccarat Hotels & Resorts and 1 Hotels brands. Mr. Sternlicht is also on the Board of Directors of Invitation Homes (NYSE: INVH) (“Invitation Homes”) and The Estée Lauder Companies (NYSE: EL), as well as the Real Estate Roundtable, A.S. Roma, the professional Italian football club based in Rome, and LOG Commercial Properties, a diversified real estate company in Brazil. He previously served on the Board of Directors of Restoration Hardware (NYSE: RH) and as the co-Chairman of the Board of Directors of Starwood Waypoint Homes, a predecessor company of Invitation Homes. Additionally, he serves on the boards of the Robin Hood Foundation (of which he is the former Chairman), the Dreamland Film & Performing Arts Center and the Executive Advisory Board of Americans for the Arts, and is on the Advisory Board of Amaala, a luxury development planned along Saudi Arabia’s northwest coast. He is a member of the U.S. Olympic and Paralympic Foundation Trustee Council, the World Presidents Organization and the Urban Land Institute. Mr. Sternlicht received a Bachelor of Arts degree, magna cum laude, with honors from Brown University. He later earned a Master of Business Administration degree with distinction from Harvard Business School.

Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

John P. McCarthy, Jr. has served as our Chief Executive Officer and President since our formation in June 2017 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017. Mr. McCarthy has also served as Managing Director of Starwood Capital since July 2015, where he was responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served as Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served on Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served as Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”) and the Co-Head of the Europe Business. Prior to joining O’Connor, Mr. McCarthy worked for GE Capital where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy has previously served on several boards throughout his career, including ERE, a Paris, France based developer of European Shopping Malls, Deutsche Annington, a listed German based residential rental platform encompassing more than 180,000 units and McCarthy & Stone, formerly the UK’s largest developer of homes for seniors. Mr. McCarthy received a B.S. in Finance from the University of Connecticut, and an M.B.A. from Fordham University.

Mr. McCarthy provides our board with extensive investment management experience, particularly related to international markets and operating platforms.

Christopher D. Graham has served as our Chief Investment Officer since our formation in June 2017, as a member of our board of directors since January 2018 and as a member of the Advisor’s Investment Committee since November 2017. Mr. Graham has served as Senior Managing Director and Head of Real Estate Acquisitions for the Americas at Starwood Capital since January 2013, supervising its investments in North, South and Central America. Mr. Graham is responsible for originating, structuring, underwriting and closing investments in all property types and is a member of the investment committee of Starwood Capital. Prior to joining Starwood Capital in 2002, Mr. Graham served as Director of the Financial Consulting Group for the Eastern Region of CB Richard Ellis (“CBRE”) in Washington, D.C. from May 1999 to September 2000, as Associate Director, Eastern Region of Investment Properties Group of CBRE from March 1998 to May 1999 and as an analyst and a consultant in the Financial Consulting Group of CBRE from July 1996 to March 1998. Mr. Graham received a B.B.A. in finance from James Madison University and an M.B.A. from Harvard Business School.

Mr. Graham provides our Board of Directors with extensive investment experience.

Dave Guiteau has served as our Chief Financial Officer and Treasurer and as a member of the Advisor’s Investment Committee since April 2019. Prior to joining Starwood Capital, Mr. Guiteau held various financial roles with AIG Global Real Estate, including Chief Financial Officer from July 2012 to March 2019 and as a Managing Director overseeing the financial accounting and reporting for AIG Global Real Estate’s portfolio of private equity real estate funds from September 2002 to June 2010. From July 2010 to July 2012, Mr. Guiteau served as the Chief Financial Officer of Hunter Roberts Construction Group, a New York-based general contractor. Mr. Guiteau began his career at Arthur Andersen, LLP where he was an audit manager in the firm’s real estate and hospitality services group in its New York office, focusing on public and private real estate clients. Mr. Guiteau received a B.B.A. degree in public accounting from Hofstra University. He is also a certified public accountant.

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

Sean Harris has served as our Senior Vice President of Acquisitions since October 2017. Mr. Harris also served as an Acquisitions Associate and Assistant to Mr. Sternlicht, the Chairman and CEO of Starwood Capital, from August 2016 to September 2017. Prior to joining Starwood Capital in 2016, Mr. Harris served as a Director of Acquisitions and Investment Management at Monday Properties, LLC since December 2012, where he co-led acquisitions, investment management, and capital markets. Before joining Monday Properties, LLC as an Associate in July 2010, Mr. Harris was employed by Ernst & Young LLC in the Transaction Real Estate group. Mr. Harris received B.S. degrees in finance and accounting from East Carolina University and a MAcc from the Max M. Fisher College of Business at The Ohio State University.

Mark Deason has served as our Head of Asset & Portfolio Management since April 2019 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017. Mr. Deason has served as Managing Director and Head of U.S. Asset Management at Starwood Capital since September 2016. In this role, Mr. Deason is responsible for overseeing the asset management of all non-hotel assets, as well as Starwood Capital’s development function in the United States. While at Starwood Capital, Mr. Deason has participated in investments throughout the capital structure, including commercial, hospitality and residential acquisitions and developments. Prior to becoming a Managing Director, Mr. Deason served as a Senior Vice President at Starwood Capital since January 2011. Prior to joining Starwood Capital in 2003, Mr. Deason worked for Merrill Lynch & Co., Inc. in the firm’s real estate investment banking group, assisting west coast real estate, hospitality and gaming companies with a range of capital origination and mergers and acquisitions activities. He is a policy board member at the Fisher Center for Real Estate and Urban Economics and a member of the Milken Institute and the Urban Land Institute. Mr. Deason received a B.A. degree in business economics with a minor in accounting from the University of California, Los Angeles.

Mr. Deason’s experience in asset management and acquisitions, particularly in the commercial sector, brings significant value to our board of directors in evaluating our portfolio and investment strategy.

Richard D. Bronson has served as a member of our board of directors since November 2017. Mr. Bronson has served as the Chairman of The Bronson Companies, LLC, a real estate development, investment and advisory company based in Beverly Hills, California since 2000. Mr. Bronson has been involved in the development of commercial properties throughout the United States for more than thirty years. Mr. Bronson has served as a director of Starwood Property Trust (NYSE: STWD) since 2009 and as a director of Invitation Homes (NYSE: INVH). Mr. Bronson previously served as a director of Mirage Resorts, Inc. and as a director of Tri Pointe Homes, Inc. (NYSE: TPH). Mr. Bronson served as President of New City Development, an affiliate of Mirage Resorts, Inc., where he oversaw many of the company’s new business initiatives and activities outside Nevada. Mr. Bronson has also served as a Trustee and Vice President of the International Council of Shopping Centers, an association representing 70,000 industry professionals in more than 100 countries. Mr. Bronson is a past Trustee of The Forman School and is a past Chairman of the Board of the Archer School for Girls. Mr. Bronson serves on the Advisory Board for the Neurosurgery Division at UCLA Medical Center.

Mr. Bronson’s experience and knowledge in the real estate industry provides our board of directors with valuable insight into potential investments and the current state of the real estate markets.

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer and Vice Chairman of Kimco Realty Corporation (NYSE: KIM) (“Kimco”), a publicly traded REIT, from December 2009 to January 2016, and in other capacities at Kimco since April 2001. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001.  Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of HCP, Inc. (NYSE: HCP), a publicly traded healthcare REIT; VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT; Columbia Property Trust (NYSE: CXP), a publicly traded Class-A office REIT; and Fairfield County Bank, a private Connecticut mutual savings bank. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Henry serves on the advisory board of Alto Funds, an Israeli opportunity fund that invests in shopping centers, and The Retail Innovation Club, an Israeli non-profit organization that tracks Israeli technology start-up companies. Mr. Henry also serves on the real estate advisory boards of New York University, Baruch College and Bucknell University and is a past member of the Columbia University Real Estate Forum. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs has served on the board of directors of iStar Inc. (NYSE: STAR) (“iStar”), a real estate investment and development firm, since March 1998 and served as lead director since May 2007, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the chairman and the independent directors. Ms. Josephs is also chair of iStar’s nominating and corporate governance committee and a member of iStar’s compensation committee. Ms. Josephs also serves on the board of directors of Safehold, Inc. (NYSE: SAFE) which had its IPO in June 2017 and invests in ground leases. She currently serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, and as a director and member of the audit committee and compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company. Ms. Josephs previously served as a director and member of the audit and compensation committees of Plum Creek Timber Company, Inc. (NYSE: PCL) from 2003 until its sale to Weyerhaeuser Company in 2016. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

Ms. Josephs’ previous employment as an investment banking professional and her extensive experience as a director of public companies brings valuable knowledge of finance, capital markets and corporate governance to our board of directors.

Dale Anne Reiss has served as a member of our board of directors since November 2017. Ms. Reiss served as the Global and the Americas Director of Real Estate Hospitality and Construction at Ernst & Young LLC from 1995 until her retirement in 2008. Following her retirement, Ms. Reiss continued to consult to the firm until 2011. Ms. Reiss has served as Managing Director of Artemis Advisors LLC, a real estate restructuring and consulting firm, since June 2008. Ms. Reiss has also served as Senior Managing Director of Brock Capital Group LLC, a boutique investment bank, since December 2009 and as chairman of its affiliate, Brock Real Estate LLC, which specializes in raising capital and mezzanine financing. Ms. Reiss has served as a member of the audit committee and a member of the nominating and corporate governance committee for Colony Capital, Inc. (NYSE: CLNY) and as a director and chair of the audit committee of Tutor Perini Corporation (NYSE: TPC). Ms. Reiss served as a director, chair of the audit committee and member of the nominating and governance committee of iStar Inc. (NYSE: STAR), as a director of CYS Investments, Inc. (NYSE: CYS) until its merger with Two Harbors Investment Corp. (NYSE: TWO) in 2018, and as a director and chair of the compensation committee of Care Capital Properties, Inc. (NYSE: CCP) until its merger with Sabra Health Care REIT, Inc. (NASDAQ: SBRA) in 2017. She is governor of the Urban Land Institute Foundation where she has also served as a past board member. Ms. Reiss received a B.S. degree in economics and accounting from the Illinois Institute of Technology and an M.B.A. in finance and statistics from the University of Chicago. Ms. Reiss is a certified public accountant.

Ms. Reiss’s more than 40 years’ experience in advising public and private real estate and hospitality companies, corporations and financial institutions in all aspects of development, investment and finance, provides our board with valuable knowledge of historic and current opportunities in the real estate market. Ms. Reiss is a financial expert.

James E. Walker has served as a member of our board of directors since November 2017 and serves as our lead independent director. From April 2008 until December 2016, Mr. Walker served as a Managing Partner of Fir Tree Partners (“Fir Tree”), a global alternative investment firm with over $10 billion of assets. Mr. Walker co-founded Fir Tree’s real estate opportunity funds and co-led the development of Fir Tree’s real estate effort. At Fir Tree, Mr. Walker was jointly responsible for overall firm management, identified new areas of investment opportunity and led numerous activist opportunities. He was also a member of the Fir Tree’s real estate investment committee and Chairman of its risk committee. Prior to joining Fir Tree in 2008, Mr. Walker was a co-founder and Managing Partner of Black Diamond Capital Management, LLC (“Black Diamond”), a privately held investment management firm specializing in both performing and non-performing debt. Prior to joining Black Diamond, he was a senior member of Kidder, Peabody & Co.’s structured finance group where he managed a proprietary investment vehicle. Mr. Walker began his career in structured finance at Bear Stearns & Co. in the asset-backed securities group. He holds a B.S. in economics from Boston College’s Carroll School of Management.

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

Delinquent Section 16(a) Reports

Mr. Sternlicht filed one Form 4 late, reporting a single transaction.

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

Audit Committee Financial Expert

The Audit Committee is currently comprised of Dale Anne Reiss, David B. Henry and James E. Walker, with Ms. Reiss serving as the committee’s chairperson. All Audit Committee members are “independent,” consistent with the qualifications set forth in the listing standards of the NYSE, our Charter and Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Ms. Reiss is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Independent Director Compensation

Effective January 1, 2020 our independent directors will receive an annual retainer of $85,000, plus an additional retainer of $15,000 to the chairperson of our audit committee. We pay in quarterly installments 57% of this compensation in cash and the remaining 43% in an annual grant of Class I restricted stock based on the most recent prior month’s NAV. The restricted stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date.

We do not pay our directors additional fees for attending board meetings, but reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and meals). Our directors who are affiliated with Starwood Capital, including the Advisor, will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Barry S. Sternlicht	$—	$—	$—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham	—	—	—
Mark Deason	—	—	—
Richard D. Bronson	48,757	16,243	65,000
David B. Henry	48,757	16,243	65,000
Robin Josephs	48,757	16,243	65,000
Dale Anne Reiss	56,242	18,758	75,000
James E. Walker	48,757	16,243	65,000

(1)

Includes the total value in restricted stock granted to each of the Company’s independent directors during 2019.  The grants of Class I restricted shares were made in August 2019 and vest in August 2020.  The grants were valued based on a NAV per share of $20.96, the then-current NAV per share of our Class I shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	189,696
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	189,696

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2020, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	443,833	*
John P. McCarthy, Jr.	26,171	*
Christopher D. Graham	7,766	*
Dave Guiteau	—	—
Matthew S. Guttin	—	—
Sean Harris	3,882	*
Mark Deason	5,804	*
Richard D. Bronson (3)	2,027	*
David B. Henry (3)	1,883	*
Robin Josephs (3)	2,027	*
Dale Anne Reiss (3)	2,340	*
James E. Walker (3)	2,027	*
All directors and executive officers as a group	497,760	*

*	Represents less than 1%.
(1)	All shares listed in the table above are Class I shares.
(2)

As of March 20, 2020 Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.  As of March 20, 2020, Starwood REIT Advisors, L.L.C. owned 53,764 class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.

(3)

Each of our Independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2019, which will vest on August 1, 2020.  See “Independent Director Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Charter and Corporate Governance Guidelines require a majority of the members of our Board of Directors to be “independent” directors in accordance with the criteria in our Charter. Our audit committee charter also requires that all members of the audit committee be independent. Based upon its review, our board of directors has affirmatively determined that each of Richard D. Bronson, David B. Henry, Robin Josephs, Dale Anne Reiss and James E. Walker are “independent” members of our board of directors under all applicable standards for independence, including with respect to committee service on our audit committee by Ms. Reiss, Mr. Henry and Mr. Walker.

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2019 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

Our Relationship with Our Advisor and Starwood Capital

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

Pursuant to the Advisory Agreement and subject to the supervision of our board of directors, the Advisor is responsible for, among other things:

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

The above summary is provided to illustrate the material functions that the Advisor performs for us and it is not intended to include all of the services which may be provided to us by the Advisor or third parties.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee of 1.25% of NAV per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest described below, stockholder servicing fees or distributions payable on our shares. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. The Advisor agreed to waive its management fee through March 31, 2019.  During the year ended December 31, 2019, the Company incurred management fees of $5.5 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash distributions (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to the Offering). Such distribution will be paid annually and accrues monthly. During the fiscal year ended December 31, 2019, the Special Limited Partner earned a performance participation interest of $10.4 million, which amount was paid to the Special Limited Partner in the form of approximately 0.5 million Class I units of our Operating Partnership, effective January 1, 2020.

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

During the fiscal year ended December 31, 2019, we reimbursed the Advisor $1.0 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2019, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2019. Through December 31, 2019, we did not reimburse the Advisor for any organization and offering costs.

Term and Termination Rights under the Advisory Agreement

On November 12, 2019, the Company renewed the Advisory Agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 15, 2020. The term of the Advisory Agreement is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

•

“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves

For the year ended December 31, 2019, our total operating expenses were 1.9% and 106.0% of each of our average invested assets and our net income, respectively.

Independent Directors’ Review of Compensation

Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our Charter. Our independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fees paid to the Advisor in relation to the size, composition and performance of our investments;
•	the success of the Advisor in generating investments that meet our investment objectives;
•	rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•	additional revenues realized by the Advisor and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
•	the quality and extent of the services and advice furnished by the Advisor;
•	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•	the quality of our portfolio in relationship to the investments generated by the Advisor for its own account.

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with the Dealer Manager in connection with the Offering, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker- dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

Upfront Selling Commissions and Dealer Manager Fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in our primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering.  No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares or shares of any class sold pursuant to our distribution reinvestment plan. The Dealer Manager anticipates that substantially all of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

During the year ended December 31, 2019, we paid $5.1 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the fiscal year ended December 31, 2019, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2019, represented 0.9% of capital raised.

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

During the fiscal year ended December 31, 2019, we paid $2.4 million in stockholder servicing fees to the Dealer Manager.  As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2019, the Dealer Manager retained approximately $31,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

Affiliate Service Agreements

We may, with the approval of a majority of our Directors (including a majority of Independent Directors), retain the Advisor’s affiliates, for necessary services relating to our investments or our operations, property management services, leasing services, corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures), construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the management fee. Any such arrangements will be at market rates.

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2019, there were no fees paid to affiliates of the Advisor for other services.

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

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2019, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm, Deloitte, were as follows:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit fees (a)	$637,585	$114,250
Audit-related fees (b)	30,000	—
Tax fees	—	—
All other fees	—	—
Total	$667,585	$114,250

(a)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and reviews of SEC registration statements.

(b)

Audit-related fees include amounts billed to us for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisition, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

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

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

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

4.2*	Description of Registrant’s Securities

10.1

Amended and Restated Dealer Manager Agreement between Starwood Real Estate Income Trust, Inc. and Starwood Capital, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2020)

10.2	Form of Selected Dealer Agreement (incorporated by reference to Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.1 hereof)

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

10.8	Form of Indemnification Agreement of the Company (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1)

10.9	Independent Director Restricted Share Plan of the Company, dated November 28, 2017 (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1)

10.10	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1)

10.11	Independent Directors Compensation Policy of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018)

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 20, 2020	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each individual whose signature appears below hereby severally constitutes John P. McCarthy, Jr., Dave Guiteau and Matthew S. Guttin, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 20, 2020	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Chief Executive Officer, President and Director (Principal Executive Officer)

March 20, 2020	/s/ Dave Guiteau
Date	Dave Guiteau Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 20, 2020	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 20, 2020	/s/ Mark Deason
Date	Mark Deason Director

March 20, 2020	/s/ Christopher D. Graham
Date	Christopher D. Graham Director

March 20, 2020	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 20, 2020	/s/ David B. Henry
Date	David B. Henry Independent Director

March 20, 2020	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 20, 2020	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 20, 2020	/s/ James E. Walker
Date	James E. Walker Independent Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018 and for the Period July 13, 2017 (date of initial capitalization) through December 31, 2017	F-4
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019 and 2018 and for the Period July 13, 2017 (date of initial capitalization) through December 31, 2017	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018 and for the Period July 13, 2017 (date of initial capitalization) through December 31, 2017	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows, for the years ended December 31, 2019 and 2018 and the period July 13,2017 (date of initial capitalization) through December 31, 2017, the related notes and Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 and the period July 13, 2017 (date of initial capitalization) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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
March 20, 2020

We have served as the Company's auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Investments in real estate, net	$1,798,044	$—
Investments in real estate-related securities	277,651	—
Investments in unconsolidated real estate ventures	12,169	—
Cash and cash equivalents	48,479	164,021
Restricted cash	140,482	900
Other assets	113,497	42
Total assets	$2,390,322	$164,963
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$1,238,102	$—
Repurchase agreements	81,035	—
Accounts payable, accrued expenses and other liabilities	47,979	187
Subscriptions received in advance	110,618	900
Due to affiliates	63,341	16,754
Total liabilities	1,541,075	17,841

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 1,412,563 and 483 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	14	—
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 26,164,794 and 6,610,280 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	262	66
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 1,653,094 and 46,075 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	17	—
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 16,114,284 and 1,542,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	161	15
Additional paid-in capital	883,506	148,770
Accumulated deficit and cumulative distributions	(46,697)	(1,729)
Total stockholders' equity	837,263	147,122
Non-controlling interests in consolidated joint ventures	11,984	—
Total equity	849,247	147,122
Total liabilities and equity	$2,390,322	$164,963

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Revenues
Rental revenue	$51,790	$—	$—
Hotel revenue	40,559	—	—
Other revenue	1,959	—	—
Total revenues	94,308	—	—
Expenses
Rental property operating	18,463	—	—
Hotel operating	23,507	—	—
General and administrative	4,523	1,745	36
Management fees	5,469	—	—
Performance participation allocation	10,366	—	—
Depreciation and amortization	38,896	—	—
Total expenses	101,224	1,745	36
Other income (expense)
Earnings from unconsolidated real estate ventures	175	—	—
Income from real estate-related securities	10,158	—	—
Interest income	1,039	52	—
Interest expense	(25,311)	—	—
Other expense	(123)	—	—
Total other (expense) income	(14,062)	52	—
Net loss	$(20,978)	$(1,693)	$(36)
Net loss attributable to non-controlling interests in consolidated joint ventures	$152	$—	$—
Net loss attributable to stockholders	$(20,826)	$(1,693)	$(36)
Net loss per share of common stock, basic and diluted	$(0.91)	$(6.59)	$(3.59)
Weighted-average shares of common stock outstanding, basic and diluted	23,032,351	256,787	10,000

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at July 13, 2017 (Date of Initial Capitalization)	$—	$—	$—	$—	$200	$—	$200	$—	$200

Net loss	—	—	—	—	—	(36)	(36)	—	(36)

Balance at December 31, 2017	$—	$—	$—	$—	$200	$(36)	$164	$—	$164

Common stock issued	$—	$66	$—	$15	$164,593	$—	$164,674	$—	$164,674

Offering costs	—	—	—	—	(16,103)	—	(16,103)	—	(16,103)

Amortization of restricted stock grants	—	—	—	—	80	—	80	—	80

Net loss	—	—	—	—	—	(1,693)	(1,693)	—	(1,693)

Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$147,122	$—	$147,122

Common stock issued	$14	$192	$17	$145	$765,805	$—	$766,173	$—	$766,173

Offering costs	—	—	—	—	(42,156)	—	(42,156)	—	(42,156)

Distribution reinvestments	—	4	—	1	11,222	—	11,227	—	11,227

Amortization of restricted stock grants	—	—	—	—	71	—	71	—	71

Common stock repurchased	—	—	—	—	(206)	—	(206)	—	(206)

Net loss	—	—	—	—	—	(20,826)	(20,826)	(152)	(20,978)

Contributions from non-controlling interests	—	—	—	—	—	—	—	12,520	12,520

Distributions to non-controlling interests	—	—	—	—	—	—	—	(384)	(384)

Distributions declared on common stock (see Note 9)	—	—	—	—	—	(24,142)	(24,142)	—	(24,142)

Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period July 13, 2017 (date of initial capitalization) through December 31, 2017
Cash flows from operating activities
Net loss	$(20,978)	$(1,693)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	5,469	—	—
Performance participation allocation	10,366	—	—
Depreciation and amortization	38,896	—	—
Amortization of deferred financing costs	1,050	—	—
Deferred income amortization	(1,566)	—	—
Unrealized loss on changes in fair value of financial instruments	256	—	—
Gains on sales of real estate-related securities	(600)	—	—
Amortization of restricted stock grants	71	80	—
Distributions from investments in unconsolidated real estate ventures	551	—	—
Earnings from unconsolidated real estate ventures	(175)	—	—
Other items	20	—	—
Change in assets and liabilities
Increase in other assets	(8,779)	(42)	—
Increase in due to affiliates	460	1,549	—
Increase in accounts payable, accrued expenses and other liabilities	26,064	151	36
Net cash provided by operating activities	51,105	45	—
Cash flows from investing activities
Acquisitions of real estate	(1,607,245)	—	—
Capital improvements to real estate	(7,610)	—	—
Purchase of real estate-related securities	(454,275)	—	—
Proceeds from settlement of real estate-related securities	178,696	—	—
Net cash used in investing activities	(1,890,434)	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	761,712	164,674	—
Offering costs paid	(7,434)	(898)	—
Subscriptions received in advance, net	109,718	900	—
Repurchase of common stock	(206)	—	—
Borrowings from mortgage notes and revolving credit facility	996,065	—	—
Repayments of mortgage notes and revolving credit facility	(72,906)	—	—
Net borrowings under repurchase agreements	81,035	—	—
Payment of deferred financing costs	(8,052)	—	—
Contributions from non-controlling interests	12,520	—	—
Distributions to non-controlling interests	(384)	—	—
Distributions	(8,699)	—	—
Net cash provided by financing activities	1,863,369	164,676	—
Net change in cash and cash equivalents and restricted cash	24,040	164,721	—
Cash and cash equivalents and restricted cash at the beginning of period	164,921	200	200
Cash and cash equivalents and restricted cash at the end of period	$188,961	$164,921	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$48,479	$164,021	$200
Restricted cash	140,482	900	—
Total cash and cash equivalents and restricted cash	$188,961	$164,921	$200
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$328,664	$—	$—
Accrued stockholder servicing fee due to affiliate	$35,640	$10,830	$—
Accrued offering costs due to affiliates	$1,468	$4,375	$—
Accrued distributions	$4,216	$—	$—
Distribution reinvestment	$11,227	$—	$—

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business Purpose

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

As of December 31, 2019, the Company owned 72 investments in real estate and 75 positions in real estate-related securities.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Other and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

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

The accompanying consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.  The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.  Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interest for those partially owned entities are accounted for using the equity method of accounting. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in the Operating Partnership is considered a majority voting interest.

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

Restricted Cash

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	35 - 40 years
Building and land improvements	5 - 15 years
Furniture, fixtures and equipment	5 - 7 years
Lease intangibles and leasehold improvements	Shorter of useful life or lease term

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

The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the periods presented, no such impairment occurred.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2019, the fair value of the Company’s mortgage notes, revolving credit facility and repurchase agreements was approximately $0.1 million above the outstanding principal balance.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The Company’s derivative positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2.  As of December 31, 2019, the fair value of the Company’s derivatives was approximately $1.7 million below their cost.

The fair values of the Company’s financial instruments (other than real estate-related securities, mortgage notes, revolving credit facility and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage and legal fees, are recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

The Company’s Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s multifamily, industrial and office properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Consolidated Balance Sheets.  The Company’s Hotel revenue consists of room revenue and food and beverage revenue.  Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full.  The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.   As of December 31, 2019 and 2018, deferred income related to these loans amounted to $6.6 million and $0.0 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, Other revenue related to these loans amounted to $1.5 million and $0.0 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018.

Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares and Class D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2019:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary Offering. As of December 31, 2019 and 2018, the Company had accrued $44.1 million and $10.8 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ending December 31, 2019. If the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to our taxable REIT subsidiaries (“TRSs”) and (3) certain state or local income taxes.

In anticipation of the Company’s REIT election, the Company has formed wholly-owned subsidiaries to function as TRS’s. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs will be subject to taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

The Company filed as a taxable corporation for its tax year ended December 31, 2018.  For the years ended December 31, 2019 and 2018, the Company recognized an income tax expense of $0.1 million and $0.0 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company recorded a deferred tax liability of $0.1 million and $0.0 million respectively, due to its hotel investments within Other Assets on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2019 and 2018.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions.  As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. The majority of the Company’s receivables arise in the ordinary course of business from operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. The Company has determined the adoption of this guidance will not have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework,” which adds new disclosure requirements and modifies or eliminates existing disclosure requirements of ASC 820. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted. The Company has determined the application of this ASU does not materially impact the Company.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

December 31, 2019
Building and building improvements	$1,455,204
Land and land improvements	322,520
Furniture, fixtures and equipment	46,268
Total	1,823,992
Accumulated depreciation	(25,948)
Investments in real estate, net	$1,798,044

During 2019, the Company acquired interests in 71 properties, which were comprised of 16 multifamily properties, eight hotel properties, 12 office buildings, 33 industrial assets and two other properties. As of December 31, 2018, the Company had not commenced its principal operations and had not acquired any real estate investment properties.

The following table provides further details of the properties acquired during the year ended December 31, 2019 ($ in thousands):

Investment	Ownership Interest (1)	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (2)
Florida Multifamily Portfolio	100%	4	Jacksonville/Naples, FL	Multifamily	January 2019	$104,049
U.S. Select Service Portfolio	100%	8	FL, CO, TN, OH, AR	Hotel	January 2019	232,198
Florida Office Portfolio	97%	11	Jacksonville, FL	Office	May 2019	233,287
Columbus Mixed Use Portfolio	96%	5	Columbus, OH	Multifamily/Office	September-October 2019	279,513
Midwest Industrial Portfolio	95%	33	IL, IN, OH, WI	Industrial	November 2019	322,451
Savannah Multifamily	100%	1	Savannah, GA	Multifamily	January 2019	36,847
Phoenix Multifamily	100%	1	Mesa, AZ	Multifamily	January 2019	46,779
Concord Park Apartments	100%	1	Fort Meade, MD	Multifamily	July 2019	88,203
Cascades Apartments	100%	1	Charlotte, NC	Multifamily	October 2019	109,824
Thornton Apartments	100%	1	Alexandria, VA	Multifamily	October 2019	181,678
Exchange on Erwin	100%	3	Durham, NC	Multifamily/Office/Other	November 2019	112,385
The Griffin	100%	1	Scottsdale, AZ	Multifamily	December 2019	96,634
Avida Apartments	100%	1	Salt Lake City, UT	Multifamily	December 2019	87,381
		71				$1,931,229

(1)

Certain of the investments made by the Company provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by the Company and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price is inclusive of acquisition-related costs.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019 ($ in thousands):

	Midwest Industrial Portfolio	Florida Office Portfolio	Thornton Apartments	U.S. Select- Service Portfolio	Columbus Mixed Use Portfolio	All Other	Total
Building and building improvements	$233,915	$158,206	$144,345	$164,266	$214,109	$521,414	$1,436,255
Land and land improvements	60,045	45,809	30,472	42,256	17,262	125,014	320,858
Furniture, fixtures and equipment	—	—	2,581	22,377	9,531	10,769	45,258
In-place lease intangibles	24,061	26,286	2,776	—	11,534	12,948	77,605
Above-market lease intangibles	2,839	1,544	—	—	90	909	5,382
Below-market lease intangibles	(2,585)	(846)	—	—	(2,549)	(1,059)	(7,039)
Other intangibles	1,350	—	—	101	25,023	2,219	28,693
Total purchase price(1)	$319,625	$230,999	$180,174	$229,000	$275,000	$672,214	$1,907,012
Assumed mortgage notes(2)	—	—	—	(84,013)	(107,731)	(136,920)	(328,664)
Non-controlling interest	(5,480)	(2,880)	—	—	(3,363)	—	(11,723)
Net purchase price	$314,145	$228,119	$180,174	$144,987	$163,906	$535,294	$1,566,625

(1)	Purchase price does not include acquisition related costs and acquired working capital of $24.2 million.
(2)

Includes deferred income reported as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.  See Note 2 for additional details on the Company’s deferred income.  See Note 6 for additional details on the Company’s mortgage notes.

The weighted-average amortization periods for the acquired below-market lease intangibles, in-place lease intangibles, above-market lease intangibles and other intangibles for the properties acquired during the year ended December 31, 2019 were six years, four years, five years and twelve years, respectively.

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale Hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $12.2 million as of December 31, 2019.  The Company’s income from its investment in the Joint Venture is presented in Earnings from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled $0.2 million for the year ended December 31, 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

December 31, 2019
Intangible assets: (1)
In-place lease intangibles	$77,311
Above-market lease intangibles	5,387
Other	30,801
Total intangible assets	113,499
Accumulated amortization:
In-place lease amortization	(12,341)
Above-market lease intangibles	(318)
Other	(635)
Total accumulated amortization	(13,294)
Intangible assets, net	$100,205
Intangible liabilities: (2)
Below-market lease intangibles	$7,032
Accumulated amortization	(331)
Intangible liabilities, net	$6,701

(1)	Included in other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2019 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2020	$24,109	$1,090	$3,240	$(1,329)
2021	14,218	1,039	2,933	(1,301)
2022	9,788	782	2,924	(1,050)
2023	6,184	695	2,839	(869)
2024	4,053	414	2,825	(678)
Thereafter	6,618	1,049	15,405	(1,474)
	$64,970	$5,069	$30,166	$(6,701)

As of December 31, 2018, the Company had not commenced its principal operations and had no intangibles.

5.	Investments in Real Estate-Related Securities

The following table details the Company’s investments in real estate-related debt securities as of December 31, 2019 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.84%	September 29, 2046	$185,822	$187,226
CLO	12	6.12%	May 11, 2031	29,302	29,236
CRT	5	4.03%	May 29, 2034	37,000	37,066
SFR	5	3.72%	November 26, 2036	12,583	12,552
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)

As of December 31, 2019, our RMBS securities had floating rate coupons ranging from 0.00% to 7.95%, our CLO securities had floating rate coupons ranging from 4.62% to 8.49%, our CRT securities had floating rate coupons ranging from 3.79% to 4.24%, our SFR securities had floating rate coupons ranging from 3.37% to 4.22%, and our CMBS securities had floating rate coupons ranging from 3.61% to 5.76%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”), collateralized loan obligations (“CLOs”) and credit risk transfer (“CRT”) securitizations. The Company has also invested in single-family rental (“SFR”) securitizations and commercial mortgage-backed securities (“CMBS”).

During the year ended December 31, 2019, the Company recorded net unrealized gains and realized gains on its real estate-related securities portfolio of $1.5 million and $0.6 million, respectively. Such amounts are recorded as a component of Income from real estate-related securities on its Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of December 31, 2019 ($ in thousands):

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Maximum Facility Size	Principal Balance(2)
Fixed rate loans
Fixed rate mortgages	3.61%	5/5/2029	N/A	$1,004,423
Total fixed rate loans				1,004,423
Variable rate loans
Floating rate mortgages	L + 1.80%	9/28/2024	N/A	240,599
Variable rate revolving credit facility (3)	L + 2.00%	10/21/2020	$200,000	—
Total variable rate loans				240,599
Total loans secured by the Company's properties				1,245,022
Deferred financing costs, net				(7,136)
Discount on assumed debt, net				216
Mortgage notes and revolving credit facility, net				$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2019, one-month LIBOR was equal to 1.76%.
(2)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(3)	The Company’s revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of December 31, 2019 ($ in thousands):

Year	Amount
2020	$2,962
2021	51,049
2022	3,235
2023	3,931
2024	213,561
Thereafter	970,284
Total	$1,245,022

Interest paid on the Company’s mortgage notes and revolving credit facility for the year ended December 31, 2019 was $17.4 million.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of December 31, 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

7.Repurchase Agreements

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

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Consolidated Balance Sheets, these transactions are included in the following table ($ in thousands):

		December 31, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.64%	$52,718	$43,640
CLO	4.71%	7,962	6,159
CRT	2.48%	37,066	31,236
		$97,746	$81,035

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the year ended December 31, 2019 was $3.1 million.

8.Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2019	December 31, 2018
Intangible assets, net	$100,205	$—
Acquisition deposits	3,050	—
Receivables	7,763	—
Prepaid expenses	1,456	—
Derivative instruments	203	—
Interest receivable	—	8
Other	820	34
Total	$113,497	$42

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$10,188	$187
Deferred income	6,707	—
Real estate taxes payable	6,513	—
Distributions payable	4,216	—
Tenant security deposits	3,547	—
Accrued interest expense	1,993	—
Intangible liabilities, net	6,701	—
Other	8,114	—
Total	$47,979	$187

9.	Equity

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

As of December 31, 2019, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Year ended December 31, 2018
	Class T	Class S	Class D	Class I	Total
January 1, 2018	—	—	—	10,000	10,000
Common stock issued	483	6,610,280	46,075	1,532,000	8,188,838
December 31, 2018	483	6,610,280	46,075	1,542,000	8,198,838

	Year ended December 31, 2019
	Class T	Class S	Class D	Class I	Total
January 1, 2019	483	6,610,280	46,075	1,542,000	8,198,838
Common stock issued	1,401,818	19,176,803	1,584,566	14,448,819	36,612,006
Distribution reinvestment	10,262	383,218	22,453	122,455	538,388
Common stock repurchased	—	(5,507)	—	(4,843)	(10,350)
Independent directors' restricted stock grant (1)	—	—	—	5,853	5,853
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735

(1)

The independent directors’ restricted stock grant represents aggregate $0.2 million of the annual compensation paid to the independent directors for the years ended December 31, 2019. The grant is amortized over the one-year service period of such grant.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Distributions

The Company intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Code.

The following table details the aggregate distributions declared for each applicable class of common stock for the year ended December 31, 2019:

	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.0905	$1.0905	$1.0905	$1.0905
Stockholder servicing fee per share of common stock	(0.1608)	(0.1787)	(0.0503)	—
Net distributions declared per share of common stock	$0.9297	$0.9118	$1.0402	$1.0905

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may modify, suspend or terminate the share repurchase plan. For the year ended December 31, 2019, the Company repurchased 10,350 shares of common stock representing a total of $0.2 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2019.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the year ended December 31, 2019, the Company incurred management fees of $5.5 million.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 210,827 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $1.0 million related to the management fee as of December 31, 2019, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2020, the Advisor was issued 48,049 unregistered Class I shares as payment for the $1.0 million management fee accrued as of December 31, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2019, the Company recognized $10.4 million of performance participation allocation in the Company’s Consolidated Statements of Operations as the performance hurdle was achieved as of December 31, 2019.

The 2019 performance participation allocation became payable on December 31, 2019 and, in January 2020, the Company issued 480,539 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2019	December 31, 2018
Accrued stockholder servicing fee	$44,086	$10,830
Advanced organization and offering costs	7,290	5,822
Performance participation allocation	10,366	—
Accrued management fee	1,037	—
Accrued affiliate service provider expenses	112	—
Advanced operating expenses	450	102
Total	$63,341	$16,754

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of December 31, 2019 and 2018, the Company has accrued $44.1 million and $10.8 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

As of December 31, 2019 and 2018, the Advisor and its affiliates have incurred $7.3 million and $5.8 million, respectively, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amounts will be reimbursed to the Advisor ratably over 60 months beginning after December 21, 2019.

Advanced operating expenses

As of December 31, 2018, the Advisor had advanced approximately $0.1 million of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts will be reimbursed to the Advisor ratably over a 60 month period following December 21, 2019 (the one year anniversary of the release of the proceeds from the Offering from escrow).

As of December 31, 2019, the Advisor had advanced approximately $0.3 million of expenses on the Company’s behalf for general corporate expenses.  Such amounts will be reimbursed to the Advisor one month in arrears, as permitted by the Advisory agreement. As of December 31, 2018, the Advisor had not advanced general corporate expenses on the Company’s behalf.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the year ended December 31, 2019, the Company has incurred approximately $0.7 million of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

11.	Commitments and Contingencies

As of December 31, 2019 and 2018, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12.	Future Lease Payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and office properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020	$52,637
2021	48,964
2022	41,377
2023	35,068
2024	28,287
Thereafter	67,734
Total	$274,067

13.	Segment Reporting

The Company operates in six reportable segments: Multifamily properties, Hotel properties, Industrial properties, Office properties, Other properties and Real Estate-Related Securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2019	December 31, 2018
Multifamily	$1,038,777	$—
Hotel	253,273	—
Industrial	330,110	—
Office	303,396	—
Other	39,143	—
Real Estate-Related Securities	277,651	—
Other (Corporate)	147,972	164,963
Total Assets	$2,390,322	$164,963

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Other	Real Estate Related Securities	Total
Revenues:
Rental revenue	$29,768	$—	$2,489	$19,022	$511	$—	$51,790
Hotel revenue	—	40,559	—	—	—	—	40,559
Other revenue	1,669	259	—	31	—	—	1,959
Total revenues	31,437	40,818	2,489	19,053	511	—	94,308
Expenses:
Rental property operating	11,396	—	583	6,388	96	—	18,463
Hotel operating	—	23,507	—	—	—	—	23,507
Total segment expenses	11,396	23,507	583	6,388	96	—	41,970
Income from real estate-related securities	—	—	—	—	—	10,158	10,158
Earnings from unconsolidated real estate ventures	—	175	—	—	—	—	175
Segment net operating income	$20,041	$17,486	$1,906	$12,665	$415	$10,158	$62,671
Depreciation and amortization	$(17,520)	$(8,239)	$(1,570)	$(11,312)	$(255)	$—	$(38,896)

General and administrative							(4,523)
Management fees							(5,469)
Performance participation allocation							(10,366)
Interest income							1,039
Interest expense							(25,311)
Other expense							(123)
Net loss							$(20,978)
Net loss attributable to non-controlling interests in consolidated joint ventures							152
Net loss attributable to stockholders							$(20,826)

14.	Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly results ($ in thousands):

2019	March 31	June 30	September 30	December 31
Total revenues	$15,415	$18,745	$24,026	$36,122
Net loss	$(2,468)	$(3,578)	$(3,051)	$(11,729)
Net loss per share, basic and diluted	$(0.24)	$(0.22)	$(0.12)	$(0.30)

2018	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Net loss	$(16)	$(16)	$(16)	$(1,645)
Net loss per share, basic and diluted	$(1.55)	$(1.60)	$(1.60)	$(1.66)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

15.	Subsequent Events

Acquisitions

Subsequent to December 31, 2019, the Company acquired an aggregate of approximately $1.5 billion of real estate across four separate transactions, exclusive of closing costs and related working capital. The acquisitions were related to multifamily and office properties.

Subsequent to December 31, 2019, the Company acquired approximately $78.4 million of real estate-related securities.

Coronavirus Outbreak

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Due to the fact the Company’s property portfolio is comprised entirely of real property located in the United States, the coronavirus will impact the Company’s operating results to the extent that its continued spread reduces occupancy, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, increases the cost of operation or results in limited hours or necessitates the closure of the Company’s properties. The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. At this time, the Company is unable to estimate the impact of this event on its operations.

Dealer Manager Agreement

On February 3, 2020, the Company and the Dealer Manager entered into the Amended and Restated Dealer Manager Agreement (the “Amended and Restated Dealer Manager Agreement”) that made certain changes to the underwriting compensation paid with respect to the Class D Shares, among other changes. Pursuant to the Amended and Restated Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D Share sold in the primary portion of the public offering.

Status of the Offering

As of March 20, 2020, the Company had sold an aggregate of 64,867,752 shares of its common stock (consisting of 2,020,916 Class T shares, 35,793,975 Class S shares, 2,295,861 Class D shares, and 24,757,000 Class I shares) in the Offering resulting in net proceeds of approximately $1.4 billion to the Company as payment for such shares.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Phoenix Property	Mesa, AZ		$32,239	$9,472	$35,909	$33	$252	$9,505	$36,161	$45,666	$(1,743)	1997	2019	(1)
Savannah Property	Savannah, GA		25,412	3,671	31,351	34	20	3,705	31,371	35,076	(1,362)	2017	2019	(1)
Florida Multifamily Portfolio
Lindsey Terrance	Jacksonville, FL		20,948	6,828	20,356	80	170	6,908	20,526	27,434	(1,052)	2002	2019	(1)
Grande Court	Jacksonville, FL		15,474	4,746	17,564	2	112	4,748	17,676	22,424	(779)	2002	2019	(1)
Noah's Landing	Jacksonville, FL		16,889	6,517	17,121	54	181	6,571	17,302	23,873	(774)	2002	2019	(1)
Tuscan Isle	Jacksonville, FL		19,157	7,528	19,904	86	257	7,614	20,161	27,775	(926)	2001	2019	(1)
Concord Park Apartments	Fort Meade, MD		61,810	20,082	67,141	11	83	20,093	67,224	87,317	(854)	2005	2019	(1)
Kaufman Portfolio
80 on the Commons	Columbus, OH		17,991	1,723	29,200	—	30	1,723	29,230	30,953	(182)	2018	2019	(1)
Gramercy	Columbus, OH		35,903	6,160	41,175	—	—	6,160	41,175	47,335	(318)	2013	2019	(1)
250 High	Columbus, OH		20,760	1,445	28,018	—	5	1,445	28,023	29,468	(116)	2015	2019	(1)
600 Goodale	Columbus, OH		27,413	1,943	29,770	—	—	1,943	29,770	31,713	(126)	2013	2019	(1)
801 Polaris	Columbus, OH		33,109	2,930	39,135	—	—	2,930	39,135	42,065	(169)	2015	2019	(1)
Cascades Apartments	Charlotte, NC		72,195	12,711	92,689	—	36	12,711	92,725	105,436	(445)	2009/2012	2019	(1)
Thornton Apartments	Alexandria, VA		118,151	30,472	145,504	—	—	30,472	145,504	175,976	(633)	2018	2019	(1)
Exchange on Erwin	Durham, NC		50,542	15,051	58,101	—	—	15,051	58,101	73,152	(255)	2018	2019	(1)
The Griffin	Scottsdale, AZ		64,686	17,614	74,940	—	17	17,614	74,957	92,571	(94)	2019	2019	(1)
Avida Apartments	Salt Lake City, UT		56,355	7,218	73,744	—	10	7,218	73,754	80,972	(97)	2012	2019	(1)

Total Multifamily Properties			$689,034	$156,111	$821,622	$300	$1,173	$156,411	$822,795	$979,206	$(9,925)

Industrial properties:
Midwest Industrial Portfolio
201 Swift Road	Addison, IL	(3)	$210,027	$1,683	$6,592	$—	$—	$1,683	$6,592	$8,275	$(26)	1995	2019	(1)
221 Swift Road	Addison, IL	(3)	—	1,790	7,009	—	—	1,790	7,009	8,799	(28)	1995	2019	(1)
13005 Hamlin Court	Alsip, IL	(3)	—	1,441	5,644	—	—	1,441	5,644	7,085	(22)	2014	2019	(1)
1695 Glen Ellyn Drive	Glendale Heights, IL	(3)	—	1,397	5,471	—	—	1,397	5,471	6,868	(22)	2006	2019	(1)
845 Telser Road	Lake Zurich, IL	(3)	—	885	3,468	—	—	885	3,468	4,353	(14)	2016	2019	(1)
1245-1247 Lakeside Drive	Romeoville, IL	(3)	—	1,140	4,464	—	—	1,140	4,464	5,604	(18)	1998	2019	(1)
775 Commerce Parkway West Drive	Greenwood, IN	(3)	—	2,547	9,977	—	—	2,547	9,977	12,524	(39)	2014	2019	(1)
999 Gerdt Court	Greenwood, IN	(3)	—	1,620	6,345	—	—	1,620	6,345	7,965	(25)	2001	2019	(1)
1600-1640 Northwind Pkwy	Hobart, IN	(3)	—	735	2,877	—	—	735	2,877	3,612	(11)	2007	2019	(1)
1650 Northwind Pkwy	Hobart, IN	(3)	—	737	2,885	—	—	737	2,885	3,622	(11)	2007	2019	(1)
1701-21 Northwind Pkwy	Hobart, IN	(3)	—	1,385	5,423	—	—	1,385	5,423	6,808	(21)	2005	2019	(1)
1851 Northwind Parkway	Hobart, IN	(3)	—	706	2,767	—	—	706	2,767	3,473	(11)	2015	2019	(1)
1901-51 Northwind Pkwy	Hobart, IN	(3)	—	1,484	5,810	—	—	1,484	5,810	7,294	(23)	2006	2019	(1)
6241 Northwind Pkwy	Hobart, IN	(3)	—	2,195	8,596	—	—	2,195	8,596	10,791	(34)	2008	2019	(1)
6451 Northwind Parkway	Hobart, IN	(3)	—	2,166	8,485	—	—	2,166	8,485	10,651	(33)	2016	2019	(1)
8401 Bearing Drive	Indianapolis, IN	(3)	—	3,829	14,997	—	—	3,829	14,997	18,826	(59)	2015	2019	(1)
8411 Bearing Drive	Indianapolis, IN	(3)	—	1,674	6,555	—	—	1,674	6,555	8,229	(26)	2015	2019	(1)
8461 Bearing Drive	Indianapolis, IN	(3)	—	2,506	9,815	—	—	2,506	9,815	12,321	(39)	2015	2019	(1)
101 45th Street	Munster, IN	(3)	—	4,522	17,707	—	—	4,522	17,707	22,229	(69)	1991	2019	(1)
215 45th Street	Munster, IN	(3)	—	904	3,542	—	—	904	3,542	4,446	(14)	1999	2019	(1)
225 45th Street	Munster, IN	(3)	—	622	2,435	—	—	622	2,435	3,057	(10)	2000	2019	(1)
235 West 45th Street	Munster, IN	(3)	—	626	2,453	—	—	626	2,453	3,079	(10)	2000	2019	(1)
333 45th Street	Munster, IN	(3)	—	1,978	7,747	—	—	1,978	7,747	9,725	(31)	1999	2019	(1)
480 West 45th Street	Munster, IN	(3)	—	1,870	7,323	—	—	1,870	7,323	9,193	(29)	2003	2019	(1)
3890 Perry Boulevard	Whitestown, IN	(3)	—	1,149	4,501	—	—	1,149	4,501	5,650	(18)	2008	2019	(1)
4750 S Indianapolis Rd	Whitestown, IN	(3)	—	3,741	14,652	—	—	3,741	14,652	18,393	(58)	2016	2019	(1)
4990 Indianapolis Road	Whitestown, IN	(3)	—	2,376	9,305	—	—	2,376	9,305	11,681	(37)	2016	2019	(1)
5701 Meadows Drive	Grove City, OH	(3)	—	2,487	9,739	—	—	2,487	9,739	12,226	(38)	1997	2019	(1)
5900 Meadows Drive	Grove City, OH	(3)	—	2,637	10,329	—	—	2,637	10,329	12,966	(41)	1997	2019	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
2240 Creekside Parkway	Lockbourne, OH	(3)	—	2,261	8,854	—	—	2,261	8,854	11,115	(35)	2012	2019	(1)
4410 North 132nd Street	Butler, WI	(3)	—	1,648	6,456	—	—	1,648	6,456	8,104	(25)	1998	2019	(1)
4700 North Ironwood Drive	Butler, WI	(3)	—	1,606	6,290	—	—	1,606	6,290	7,896	(25)	2000	2019	(1)
W234 N2091 Ridgeview Parkway Court	Butler, WI	(3)	—	1,867	7,312	—	—	1,867	7,312	9,179	(29)	2002	2019	(1)

Total Industrial Properties			$210,027	$60,214	$235,825	$—	$—	$60,214	$235,825	$296,039	$(931)

Hotel properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	(4)	$47,948	$13,890	$33,673	$—	$100	$13,890	$33,773	$47,663	$(992)	2015	2019	(1)
Residence Inn Tampa	Tampa, FL		22,800	7,826	33,325	—	644	7,826	33,969	41,795	(877)	2001	2019	(1)
Courtyard by Marriott Fort Myers	Fort Myers, FL		15,264	5,522	21,035	—	567	5,522	21,602	27,124	(561)	2007	2019	(1)
TownePlace Suites Tampa	Tampa, FL		12,154	5,064	16,712	—	407	5,064	17,119	22,183	(443)	2008	2019	(1)
Residence Inn Cleveland	Cleveland, OH	(4)	—	2,867	19,944	—	588	2,867	20,532	23,399	(542)	1997	2019	(1)
Residence Inn Little Rock	Little Rock, AR		13,976	2,410	16,472	—	185	2,410	16,657	19,067	(424)	2013	2019	(1)
Hampton Inn Knoxville	Knoxville, TN		9,561	1,343	12,868	—	570	1,343	13,438	14,781	(357)	2011	2019	(1)
Springhill Suites Fort Myers	Fort Myers, FL		8,834	4,658	7,484	—	519	4,658	8,003	12,661	(219)	2006	2019	(1)

Total Hotel Properties			$130,537	$43,580	$161,513	$—	$3,580	$43,580	$165,093	$208,673	$(4,415)

Other:
Exchange on Erwin - Commercial	Durham, NC		$24,908	$13,492	$20,157	$—	$—	$13,492	$20,157	$33,649	$(103)	2007	2019	(1)

Total Other Properties			$24,908	$13,492	$20,157	$—	$—	$13,492	$20,157	$33,649	$(103)

Office properties:
Florida Office Portfolio
JTB Carlton	Jacksonville, FL	(5)	$135,000	$3,889	$14,526	$—	$12	$3,889	$14,538	$18,427	$(500)	1999	2019	(1)
JTB Deerwood Park	Jacksonville, FL	(5)	—	1,217	1,398	—	-	1,217	1,398	2,615	(30)	1991	2019	(1)
JTB Collier	Jacksonville, FL	(5)	—	3,964	11,626	—	2	3,964	11,628	15,592	(335)	2001	2019	(1)
Deerwood N 100	Jacksonville, FL	(5)	—	4,359	18,484	—	68	4,359	18,552	22,911	(588)	1999	2019	(1)
Deerwood N 200	Jacksonville, FL	(5)	—	4,352	15,795	—	-	4,352	15,795	20,147	(576)	2001	2019	(1)
Deerwood N 300	Jacksonville, FL	(5)	—	4,737	17,042	—	79	4,737	17,121	21,858	(503)	2004	2019	(1)
Deerwood N 400	Jacksonville, FL	(5)	—	4,574	19,685	—	1	4,574	19,686	24,260	(598)	2005	2019	(1)
Deerwood S 100	Jacksonville, FL	(5)	—	4,976	16,275	—	9	4,976	16,284	21,260	(613)	1996	2019	(1)
Deerwood S 200	Jacksonville, FL	(5)	—	4,606	16,918	—	22	4,606	16,940	21,546	(642)	1996	2019	(1)
Deerwood S 300	Jacksonville, FL	(5)	—	4,422	15,001	—	120	4,422	15,121	19,543	(694)	1997	2019	(1)
Deerwood S 400	Jacksonville, FL	(5)	—	4,713	14,085	—	88	4,713	14,173	18,886	(622)	1998	2019	(1)
Columbus Office Portfolio
250 High	Columbus, OH		26,207	1,486	22,615	—	29	1,486	22,644	24,130	(291)	2015	2019	(1)
80 on the Commons	Columbus, OH		29,309	1,527	27,449	—	5	1,527	27,454	28,981	(177)	2018	2019	(1)

Total Office Properties			$190,516	$48,822	$210,899	$—	$435	$48,822	$211,334	$260,156	$(6,169)
Portfolio Total			$1,245,022	$322,220	$1,450,016	$300	$5,188	$322,520	$1,455,204	$1,777,724	$(21,543)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2019, the aggregate cost basis for tax purposes was $1.8 billion.
(3)	These properties secure a $210.0 million mortgage note.
(4)	These properties secure a $47.9 million mortgage note.
(5)	These properties secure a $135.0 million mortgage note.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019 ($ in thousands) – Continued

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $46.3 million.  Accumulated Depreciation does not include $4.4 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2019 ($ in thousands):

December 31, 2019
Real Estate:
Balance at the beginning of year	$—
Additions during the year:
Land and land improvements	322,520
Furniture, fixtures and equipment	46,268
Building and building improvements	1,455,204
Balance at the end of the year	$1,823,992

Accumulated Depreciation:
Balance at the beginning of the year	$—
Accumulated depreciation	(25,948)
Balance at the end of the year	$(25,948)