Form 10-Q
period 2020-03-31
Starwood Real Estate Income Trust, Inc.
filed 2020-05-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of May 12, 2020, the registrant had the following shares outstanding: 2,117,183 shares of Class T common stock, 37,371,265 shares of Class S common stock, 2,386,535 shares of Class D common stock and 26,033,765 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$3,216,839	$1,798,044
Investments in real estate-related securities	314,465	277,651
Investments in unconsolidated real estate ventures	12,253	12,169
Cash and cash equivalents	61,222	48,479
Restricted cash	94,261	140,482
Other assets	219,845	113,497
Total assets	$3,918,885	$2,390,322
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$2,238,903	$1,238,102
Repurchase agreements	198,434	81,035
Accounts payable, accrued expenses and other liabilities	101,114	47,979
Subscriptions received in advance	41,012	110,618
Due to affiliates	69,953	63,341
Total liabilities	2,649,416	1,541,075

Commitments and contingencies	—	—
Redeemable non-controlling interest	10,187	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 2,016,251 and 1,412,563 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20	14
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 35,762,788 and 26,164,794 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	358	262
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 2,293,273 and 1,653,094 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	23	17
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 25,118,918 and 16,114,284 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	251	161
Additional paid-in capital	1,291,542	883,506
Accumulated deficit and cumulative distributions	(102,742)	(46,697)
Total stockholders' equity	1,189,452	837,263
Non-controlling interests in consolidated joint ventures	69,830	11,984
Total equity	1,259,282	849,247
Total liabilities and equity	$3,918,885	$2,390,322

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$46,465	$4,310
Hotel revenue	10,215	10,852
Other revenue	357	253
Total revenues	57,037	15,415
Expenses
Rental property operating	15,544	1,762
Hotel operating	5,964	5,503
General and administrative	2,358	912
Management fees	3,946	—
Performance participation allocation	46	857
Depreciation and amortization	30,543	5,358
Total expenses	58,401	14,392
Other income (expense)
Earnings from unconsolidated real estate ventures	360	43
(Loss) income from real estate-related securities, net	(20,173)	102
Interest income	303	58
Interest expense	(19,641)	(3,598)
Other expense	(132)	(96)
Total other expense	(39,283)	(3,491)
Net loss	$(40,647)	$(2,468)
Net loss attributable to non-controlling interests in consolidated joint ventures	$638	$—
Net loss attributable to non-controlling interests in Operating Partnership	332	—
Net loss attributable to stockholders	$(39,677)	$(2,468)
Net loss per share of common stock, basic and diluted	$(0.69)	$(0.24)
Weighted-average shares of common stock outstanding, basic and diluted	57,844,231	10,089,598

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2020
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	$20	$358	$23	$251	$1,291,542	$(102,742)	$1,189,452	$69,830	$1,259,282

	Three Months Ended March 31, 2019
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$147,122	$—	$147,122
Common stock issued	2	17	3	21	85,543	—	85,586	—	85,586
Offering costs	—	—	—	—	(4,049)	—	(4,049)	—	(4,049)
Distribution reinvestments	—	—	—	—	396	—	396	—	396
Amortization of restricted stock grants	—	—	—	—	29	—	29	—	29
Net loss	—	—	—	—	—	(2,468)	(2,468)	—	(2,468)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(1,631)	(1,631)	—	(1,631)
Balance at March 31, 2019	$2	$83	$3	$36	$230,689	$(5,828)	$224,985	$—	$224,985

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(40,647)	$(2,468)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	3,946	—
Performance participation allocation	46	857
Depreciation and amortization	30,543	5,358
Amortization of deferred financing costs	436	156
Deferred income amortization	(235)	—
Unrealized loss on changes in fair value of financial instruments	26,973	130
Losses on sales of real estate-related securities	1,329	—
Amortization of restricted stock grants	21	29
Distributions from investments in unconsolidated real estate ventures	276	—
Earnings from unconsolidated real estate ventures	(360)	(43)
Other items	(266)	—
Change in assets and liabilities
Increase in other assets	(12,472)	(10,302)
Increase in due to affiliates	144	189
Increase in accounts payable, accrued expenses and other liabilities	17,711	8,256
Net cash provided by operating activities	27,445	2,162
Cash flows from investing activities
Acquisitions of real estate	(1,512,285)	(205,980)
Capital improvements to real estate	(1,838)	(389)
Purchase of real estate-related securities	(65,754)	(107,325)
Proceeds from settlement of real estate-related securities	5,029	—
Net cash used in investing activities	(1,574,848)	(313,694)
Cash flows from financing activities
Proceeds from issuance of common stock, net	307,520	85,586
Offering costs paid	(3,901)	(730)
Subscriptions received in advance	41,012	40,354
Repurchase of common stock	(980)	—
Borrowings from mortgage notes and revolving credit facility	1,007,273	47,948
Repayments of mortgage notes and revolving credit facility	(734)	(363)
Net borrowings under repurchase agreements	117,399	63,567
Payment of deferred financing costs	(5,971)	(3,020)
Contributions from non-controlling interests	58,840	—
Distributions to non-controlling interests	(356)	—
Distributions	(6,177)	(178)
Net cash provided by financing activities	1,513,925	233,164
Net change in cash and cash equivalents and restricted cash	(33,478)	(78,368)
Cash and cash equivalents and restricted cash at the beginning of the period	188,961	164,921
Cash and cash equivalents and restricted cash at the end of the period	$155,483	$86,553
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$61,222	$31,038
Restricted cash	94,261	55,515
Total cash and cash equivalents and restricted cash	$155,483	$86,553
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$—	$220,932
Accrued stockholder servicing fee due to affiliate	$18,151	$3,150
Accrued offering costs due to affiliates	$—	$159
Right of use asset/liability	$6,408	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$10,366	$—
Accrued distributions	$6,191	$1,058
Distribution reinvestment	$8,364	$396

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties and debt secured by properties located in the United States but may also be diversified on a global basis through the acquisition of properties, and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling in the Offering any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees.  The Company intends to continue selling shares on a monthly basis.

As of March 31, 2020, the Company owned 93 investments in real estate and 84 positions in real estate-related securities.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate.  The lease liability is included as a component of Accounts payable, accrued expenses, and other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets. The amortization of the below-market ground lease will be recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

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

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value. As such, the resulting gains and losses are recorded as a component of (Loss) income from real estate-related securities, net on the Consolidated Statements of Operations.

Interest income from the Company’s investments in real estate securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Such items are recorded as components of Investments in real estate-related securities on the Company’s Consolidated Balance Sheets.

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

Valuation

The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of December 31, 2019 and March 31, 2020 the Company’s investments in real estate-related securities are classified as Level 2 and Level 3, respectively. On January 1, 2020, the entire Investments in Real Estate-Related Securities portfolio was transferred into Level 3 primarily due to decreased price transparency.

The significant unobservable input in our Level 3 measurements for the real estate-related securities measured at fair value on a recurring basis is the yield of the security. The yield ranged from 1.8% to 17.9% and had a weighted average of 5.5% for the period ended March 31, 2020.  A significant increase (decrease) in the yield in isolation would result in a significantly lower (higher) fair value measurement. Refer to Note 5 for additional information.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2020, the fair value of the Company’s mortgage notes, revolving credit facility and repurchase agreements was approximately $8.3 million below the outstanding principal balance.

The Company’s derivative positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2.  As of March 31, 2020, the fair value of the Company’s derivatives was approximately $4.4 million below their cost.

The fair values of the Company’s financial instruments (other than real estate-related securities, mortgage notes, revolving credit facility and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Consolidated Balance Sheets. The Company’s Hotel revenue consists of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, deferred income related to these loans amounted to $6.4 million and $6.6 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, Other revenue related to these loans amounted to $0.2 million and $0.2 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2020:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of March 31, 2020 and December 31, 2019, the Company had accrued $60.8 million and $44.1 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. If the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”) and (3) certain state or local income taxes.

In anticipation of the Company’s REIT election, the Company has formed wholly-owned subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs will be subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

For the three months ended March 31, 2020 and 2019, the Company recognized an income tax provision of $0.1 million and $0.0 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the Company recorded a deferred tax liability of $0.1 million and $0.1 million, respectively, due to its hotel investments within Other assets on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended March 31, 2020 and 2019, for both basic and diluted shares.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions.  As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. These ASUs are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. The majority of the Company’s receivables arise in the ordinary course of business from operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Adopted as of January 1, 2020, the Company has determined the adoption of this guidance did not have a material effect on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Building and building improvements	$2,622,792	$1,455,204
Land and land improvements	483,415	322,520
Furniture, fixtures and equipment	52,779	46,268
Right of use asset - operating lease(1)	101,717	—
Total	3,260,703	1,823,992
Accumulated depreciation	(43,864)	(25,948)
Investments in real estate, net	$3,216,839	$1,798,044

(1)	Refer to Note 12 for additional details on the Company’s leases.

During the three months ended March 31, 2020, the Company acquired interests in 21 properties, which were comprised of 18 multifamily properties, two office buildings and one medical office building. As of December 31, 2019, the Company acquired interests in 71 properties, which were comprised of 16 multifamily properties, eight hotel properties, 12 office buildings, 33 industrial assets and two other properties.

The following table provides further details of the properties acquired during the three months ended March 31, 2020 ($ in thousands):

Investment	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (1)
Southeast Affordable Housing Portfolio	99.99%	18	Various (2)	Multifamily	February 13, 2020	$465,523
Nashville Office	100%	1	Nashville, TN	Office	February 21, 2020	265,404
Barlow Building	100%	1	Chevy Chase, MD	Medical Office	March 6, 2020	162,212
60 State St	75%	1	Boston, MA	Office	March 20, 2020	613,052
		21				$1,506,190

(1)	Purchase price is inclusive of acquisition-related costs.
(2)

The Southeast Affordable Housing Portfolio is primarily concentrated in Orlando, FL (27% of units), Newport News, VA (14%), Tucson, AZ (10%), Jacksonville, FL (9%), Charlotte, NC (8%) and Raleigh, NC (8%).

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2020 ($ in thousands):

	60 State St	Southeast Affordable Housing Portfolio	Nashville Office	Barlow Building	Total
Building and building improvements	$479,291	$360,356	$228,180	$110,793	$1,178,620
Land and land improvements	472	88,378	21,636	31,681	142,167
Furniture, fixtures and equipment	—	5,886	—	—	5,886
Below-market ground lease(1)	95,536	—	—	—	95,536
In-place lease intangibles	47,625	6,254	18,791	12,188	84,858
Above-market lease intangibles	10,345	—	410	5,848	16,603
Below-market lease intangibles	(19,019)	—	(4,917)	(510)	(24,446)
Total purchase price(2)	$614,250	$460,874	$264,100	$160,000	$1,499,224
Non-controlling interest	(56,155)	—	—	—	(56,155)
Net purchase price	$558,095	$460,874	$264,100	$160,000	$1,443,069

(1)

The below-market ground lease value was recorded as a component of the Right of use asset – operating leases on the Consolidated Balance Sheet. Refer to Note 12 for additional details on the Company’s leases.

(2)	Purchase price does not include acquisition related costs and acquired working capital of $7.0 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and below-market ground lease for the properties acquired during the three months ended March 31, 2020 were seven years, seven years, eight years and 47 years, respectively.

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of March 31, 2020 is as follows ($ in thousands):

Below-market Ground
Lease
2020 (remaining)	$1,529
2021	2,039
2022	2,039
2023	2,039
2024	2,039
Thereafter	85,624
$95,309

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $12.3 million and $12.2 million as of March 31, 2020 and December 31, 2019, respectively.  The Company’s income from its investment in the Joint Venture is presented in Earnings from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled $0.4 million and $0.04 million for the three months ended March 31, 2020 and 2019, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Intangible assets: (1)
In-place lease intangibles	$162,892	$77,311
Above-market lease intangibles	22,045	5,387
Other	31,019	30,801
Total intangible assets	215,956	113,499
Accumulated amortization:
In-place lease amortization	(24,434)	(12,341)
Above-market lease intangibles	(709)	(318)
Other	(1,369)	(635)
Total accumulated amortization	(26,512)	(13,294)
Intangible assets, net	$189,444	$100,205
Intangible liabilities: (2)
Below-market lease intangibles	$31,440	$7,032
Accumulated amortization	(784)	(331)
Intangible liabilities, net	$30,656	$6,701

(1)	Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2020 (remaining)	$23,542	$2,846	$2,724	$(2,658)
2021	27,912	3,779	2,933	(3,486)
2022	21,763	3,294	2,924	(3,206)
2023	15,990	2,850	2,839	(2,950)
2024	11,462	1,859	2,825	(2,514)
Thereafter	37,789	6,708	15,405	(15,842)
	$138,458	$21,336	$29,650	$(30,656)

5.	Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in real estate-related securities ($ in thousands):

		March 31, 2020
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	72	3.45%	June 13, 1944	$298,966	$285,640
CLO	8	6.11%	August 15, 2031	25,166	17,631
CMBS	4	4.28%	December 22, 2036	11,443	11,194
	84			$335,575	$314,465

		December 31, 2019
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	59	3.76%	October 17, 1940	$235,405	$236,844
CLO	12	6.12%	May 11, 2031	29,302	29,236
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)

As of March 31, 2020, our RMBS investments had floating rate coupons ranging from 2.40% to 7.00%, our CLO securities had floating rate coupons ranging from 5.75% to 9.60%     and our CMBS investments had floating rate coupons ranging from 4.07% to 5.00%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”). The Company has also invested in collateralized loan obligations (“CLOs”) and commercial mortgage-backed securities (“CMBS”).

During the three months ended March 31, 2020, the Company recorded net unrealized and realized losses on its real estate-related securities portfolio of $22.6 million and $1.3 million, respectively. During the three months ended March 31, 2019, the Company recorded an unrealized loss of $0.1 million on its real estate-related securities portfolio. During the three months ended March 31, 2019, the Company did not sell any securities. Such amounts are recorded as a component of (Loss) income from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding (2)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.50%	7/20/2029	N/A	$1,340,373	$1,004,423
Total fixed rate loans				1,340,373	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	1/27/2025	N/A	738,389	240,599
Variable rate revolving credit facility (3)	L + 2.00%	10/21/2020	$200,000	172,800	—
Total variable rate loans				911,189	240,599
Total loans secured by the Company's properties				2,251,562	1,245,022
Deferred financing costs, net				(12,892)	(7,136)
Discount on assumed debt, net				233	216
Mortgage notes and revolving credit facility, net				$2,238,903	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2020, one-month LIBOR was equal to 0.99%.
(2)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(3)	The Company’s revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of March 31, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$175,029
2021	51,049
2022	3,235
2023	3,931
2024	213,561
Thereafter	1,804,757
Total	$2,251,562

Interest paid on the Company’s mortgage notes and revolving credit facility for the three months ended March 31, 2020 and 2019 was $9.9 million and $2.2 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of March 31, 2020.

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

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

		March 31, 2020
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.22%	$212,050	$182,518
CLO	3.08%	14,886	12,583
CMBS	1.91%	4,064	3,333
		$231,000	$198,434

		December 31, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.62%	$89,784	$74,876
CLO	4.71%	7,962	6,159
		$97,746	$81,035

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the three months ended March 31, 2020 and 2019 was $0.7 million and $0.4 million, respectively.

8.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2020	December 31, 2019
Intangible assets, net	$189,444	$100,205
Receivables	12,476	7,763
Acquisition deposits	8,807	3,050
Derivative instruments	1,763	203
Prepaid expenses	1,093	1,456
Interest receivable	21	—
Other	6,241	820
Total	$219,845	$113,497

The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities ($ in thousands):

	March 31, 2020	December 31, 2019
Intangible liabilities, net	$30,656	$6,701
Accounts payable and accrued expenses	12,119	10,188
Real estate taxes payable	10,401	6,513
Deferred income	9,760	6,707
Tenant security deposits	6,677	3,547
Right of use liability - operating lease	6,408	—
Distributions payable	6,191	4,216
Accrued interest expense	3,882	1,993
Derivative instruments	2,901	—
Other	12,119	8,114
Total	$101,114	$47,979

9.	Equity and Redeemable Non-controlling interest

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

As of March 31, 2020, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three months ended March 31, 2020
	Class T	Class S	Class D	Class I	Total
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735
Common stock issued	599,008	9,387,247	626,202	8,890,951	19,503,408
Distribution reinvestment	9,345	236,427	16,565	126,469	388,806
Common stock repurchased	(4,665)	(25,680)	(2,588)	(12,786)	(45,719)
March 31, 2020	2,016,251	35,762,788	2,293,273	25,118,918	65,191,230

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2020:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0454)	(0.0458)	(0.0134)	—
Net distributions declared per share of common stock	$0.2651	$0.2647	$0.2971	$0.3105

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 10 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling Interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2020, the Company recorded an allocation adjustment of $0.3 million between Additional paid-in capital and Redeemable non-controlling Interest.

The following table summarizes the redeemable non-controlling interest activity for the three months ended March 31, 2020 ($ in thousands):

December 31, 2019	$—
Settlement of 2019 performance participation allocation	10,366
GAAP income allocation	(332)
Distributions	(149)
Fair value allocation	302
March 31, 2020	$10,187

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may modify, suspend or terminate the share repurchase plan. For the three months ended March 31, 2020, the Company repurchased 45,719 shares of common stock representing a total of $1.0 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2020.

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

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and Starwood Capital Group Holdings, L.P., the Company’s sponsor (“Starwood Capital Group”). Starwood Capital Group purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated firm. Should that contemplated sale not occur, Starwood Capital Group will have the right to put the 60 State Street Membership Interests to the Company. Should Starwood Capital Group put the 60 State Street Membership Interests to the Company, the Company would acquire it at cost plus a market interest rate determined by reference to rates on comparable loans between unaffiliated parties.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the three months ended March 31, 2020, the Company incurred management fees of $3.9 million.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 114,818 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $1.5 million related to the management fee as of March 31, 2020, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During April 2020, the Advisor was issued 68,906 unregistered Class I shares as payment for the $1.5 million management fee accrued as of March 31, 2020. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized $46,000 and $0.9 million, respectively of performance participation allocation in the Company’s Consolidated Statements of Operations.

The 2019 performance participation allocation became payable on December 31, 2019 and, in January 2020, the Company issued 480,539 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2020	December 31, 2019
Accrued stockholder servicing fee	$60,816	$44,086
Advanced organization and offering costs	6,923	7,290
Performance participation allocation	46	10,366
Accrued management fee	1,461	1,037
Accrued affiliate service provider expenses	246	112
Advanced operating expenses	461	450
Total	$69,953	$63,341

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of March 31, 2020 and December 31, 2019, the Company has accrued $60.8 million and $44.1 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor and its affiliates have incurred $7.3 million, respectively, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amounts are being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three months ended March 31, 2020 and 2019, the Company has incurred approximately $0.5 million and $0.1 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.

Advanced operating expenses

As of March 31, 2020 and December 31, 2019, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

As of March 31, 2020 and December 31, 2019, the Advisor had advanced approximately $0.2 million and $0.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts are being reimbursed to the Advisor one month in arrears.

Affiliate service provider expenses

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital Group and certain of its affiliates, to provide corporate legal support services to the Company. For the three months ended March 31, 2020 and 2019, the amounts incurred for services provided by RFF was $0.1 million and $0 million, respectively.

11.	Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12.	Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground lease is classified as an operating lease based on the characteristics of the lease. The ground lease was acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground lease. The Company’s ground lease is non-cancelable and does not contain any additional renewal options.

The following table presents the future lease payments due under the Company’s ground lease as of March 31, 2020 ($ in thousands):

Operating Leases
2020 (remaining)	$299
2021	399
2022	399
2023	399
2024	399
Thereafter	16,753
Total undiscounted future lease payments	18,648
Difference between undiscounted cash flows and discounted cash flows	12,240
Total lease liability	$6,408

 The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of March 31, 2020, the weighted average remaining lease term of the Company’s operating lease was 47 years.

Payments under the Company’s ground lease contain fixed payment components. The Company’s ground lease contained escalations prior to our hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, office and medical office properties. Leases at the Company’s industrial and office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and medical office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office and medical office properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily properties primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed lease payments	$40,603	$4,038
Variable lease payments	5,862	272
Rental revenue	$46,465	$4,310

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$90,023
2021	113,170
2022	101,612
2023	91,114
2024	79,129
Thereafter	364,007
Total	$839,055

13.	Segment Reporting

The Company operates in six reportable segments: Multifamily properties, Hotel properties, Industrial properties, Office properties, Medical office properties and Real estate-related securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2020	December 31, 2019
Multifamily	$1,486,914	$1,038,777
Hotel	252,828	253,273
Industrial	324,894	330,110
Office	1,215,375	303,396
Medical office	202,589	39,143
Real estate-related securities	314,465	277,651
Other (Corporate)	121,820	147,972
Total assets	$3,918,885	$2,390,322

The following table sets forth the financial results by segment for the three months ended March 31, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$25,114	$—	$6,688	$12,813	$1,850	$—	$46,465
Hotel revenue	—	10,215	—	—	—	—	10,215
Other revenue	262	74	—	11	10	—	357
Total revenues	25,376	10,289	6,688	12,824	1,860	—	57,037
Expenses:
Rental property operating	8,940	—	1,716	4,326	562	—	15,544
Hotel operating	—	5,964	—	—	—	—	5,964
Total segment expenses	8,940	5,964	1,716	4,326	562	—	21,508
Loss from real estate-related securities, net	—	—	—	—	—	(20,173)	(20,173)
Earnings from unconsolidated real estate ventures	—	360	—	—	—	—	360
Segment net operating income (loss)	$16,436	$4,685	$4,972	$8,498	$1,298	$(20,173)	$15,716
Depreciation and amortization	$(16,790)	$(2,078)	$(4,164)	$(6,781)	$(730)	$—	$(30,543)

General and administrative							(2,358)
Management fees							(3,946)
Performance participation allocation							(46)
Interest income							303
Interest expense							(19,641)
Other expense							(132)
Net loss							$(40,647)
Net loss attributable to non- controlling interests in consolidated joint ventures							638
Net loss attributable to non- controlling interests in Operating Partnership							332
Net loss attributable to stockholders							$(39,677)

The following table sets forth the financial results by segment for the three months ended March 31, 2019 ($ in thousands):

	Multifamily	Hotel	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$4,310	$—	$—	$4,310
Hotel revenue	—	10,852	—	10,852
Other revenue	199	54	—	253
Total revenues	4,509	10,906	—	15,415
Expenses:
Rental property operating	1,762	—	—	1,762
Hotel operating	—	5,503	—	5,503
Total segment expenses	1,762	5,503	—	7,265
Income from real estate-related securities, net	—	—	102	102
Earnings from unconsolidated real estate ventures	—	43	—	43
Segment net operating income	$2,747	$5,446	$102	$8,295
Depreciation and amortization	$(3,304)	$(2,054)	$—	$(5,358)

General and administrative				(912)
Management fees				—
Performance participation allocation				(857)
Interest income				58
Interest expense				(3,598)
Other expense				(96)
Net loss				$(2,468)
Net loss attributable to non-controlling interests in consolidated joint ventures				—
Net loss attributable to stockholders				$(2,468)

14.	Subsequent Events

Acquisition

On May 5, 2020, Starwood Capital Group assigned 42.4% of the 60 State Street Membership Interests to the Company for $25 million plus interest. The assignment conveyed a 10.6% ownership interest in the property located at 60 State Street.

Dispositions

Subsequent to March 31, 2020, the Company sold $30.1 million of real estate-related securities.

COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the COVID-19 outbreak a pandemic, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Due to the fact the Company’s property portfolio is comprised entirely of real property located in the United States, COVID-19 will impact the Company’s operating results to the extent that its continued spread reduces occupancy, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, increases the cost of operation or results in limited hours or necessitates the closure of the Company’s properties. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. At this time, the Company is unable to estimate the impact of this event on its operations.

Status of the Offering

As of May 12, 2020, the Company had sold an aggregate of 68,348,980 shares of its common stock (consisting of 2,201,323 Class T shares, 37,802,137 Class S shares, 2,446,295 Class D shares, and 25,899,225 Class I shares) in the Offering resulting in net proceeds of approximately $1.4 billion to the Company as payment for such shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Starwood Real Estate Income Trust, Inc.", "Company," "we," "us," or "our" refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2020 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

You should carefully review Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio principally will be comprised of properties, and debt secured by properties, located in the United States, but may also be diversified on a global basis through investments in properties and debt secured by properties, outside of the United States, with a focus on Europe. We are an externally advised, perpetual-life REIT and intend to make an election to be taxed as a REIT for federal income tax purposes. We plan to own all or substantially all of our assets through the Operating Partnership, of which we are the sole partner. We and the Operating Partnership are externally managed by the Advisor.

Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Advisor the Operating Partnership and us (the “Advisory Agreement”), we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We intend to make an election to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We have registered with the SEC an Offering of up to $5.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow.  We intend to continue selling shares in the Offering on a monthly basis.

As of May 12, 2020, we had received net proceeds of $1.4 billion from selling an aggregate of 68,348,980 shares of our common stock (consisting of 2,201,323 Class T shares, 37,802,137 Class S shares, 2,446,295 Class D shares, and 25,899,225 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “Portfolio.”

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions and COVID-19 affecting real estate generally that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q.

Q1 2020 Highlights

Operating Results:

•	Raised $418.1 million of proceeds in the Offering during the three months ended March 31, 2020.
•

Declared monthly net distributions totaling $16.4 million for the three months ended March 31, 2020.  As of March 31, 2020 the annualized net distribution rate was 4.9% for Class S, 4.9% for Class T, 5.5% for Class D and 5.7% for Class I shares.

•

Inception through March 31, 2020 annualized total return, without upfront selling commissions and dealer manager fees, was 9.5% for Class S, 9.0% for Class T, 9.7% for Class D and 10.3% for Class I shares. Inception to date annualized total return assuming full upfront selling commissions and dealer manager fees was 6.6% for Class S, 6.1% for Class T and 8.5% for Class D shares.

Investments:

•

In February 2020, we acquired a fee-simple interest in an affordable housing multifamily portfolio (the “Southeast Affordable Housing Portfolio”) for $460.9 million, excluding closing costs.  The Southeast Affordable Housing Portfolio is comprised of 18 separate multifamily communities with a total of 3,336 units.  The Southeast Affordable Housing Portfolio had an occupancy of 96% as of the acquisition date.

•	In February 2020, we acquired a 362,000 square foot class A office tower (the “Nashville Office”) located in downtown Nashville, Tennessee for $264.1 million, excluding closing costs.

•	In March 2020, we acquired a 294,000 square foot institutional quality medical office building (the “Barlow Building”) in Chevy Chase, Maryland for $160.0 million, excluding closing costs.

•

In March 2020, through a joint venture with an affiliate of our Sponsor, we acquired a leasehold interest in 60 State Street (“60 State”), a 38-story Class A office tower located in the heart of downtown Boston, Massachusetts. The purchase price for 60 State was $614.3 million, excluding closing costs. 60 State totals 911,394 square feet along with a 240-space subterranean parking garage.

•

Our properties as of March 31, 2020 consisted of Multifamily (44% based on fair value), Office (34%), Industrial (9%), Hotel (7%) and Medical Office (6%) and were concentrated in the following regions: East (41%), South (31%), Midwest (18%) and West (10%). Our allocation to Office assets increased during the quarter, up from 16% in the prior quarter. Our allocation to Multifamily assets decreased during the quarter, down from 54% in the prior quarter.

•	We made investments in real estate-related securities with a total cost basis of $65.8 million during the three months ended March 31, 2020.

Financings:

•	During the three months ended March 31, 2020, we closed an aggregate of $1.0 billion in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our investments in real properties and investments in real estate-related securities based on fair value as of March 31, 2020:

The following charts further describe the composition of our investments in real properties based on fair value as of March 31, 2020:

Investment in Real Estate

As of March 31, 2020, we had acquired 92 investments in real estate and one investment in an unconsolidated real estate venture with an aggregate purchase price of approximately $3.4 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of and for the three months ended March 31, 2020:

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	34	8,243 units	95%	$1,558,921	$25,376	45%
Hotel	9	1,293 keys	69%	229,016	10,289	18%
Industrial	33	4.07 sq. ft.	98%	322,523	6,688	12%
Office	14	2.86 sq. ft.	93%	1,209,334	12,824	22%
Medical office	3	0.39 sq. ft.	94%	201,322	1,860	3%
Total	93			$3,521,116	$57,037	100%

(1)	The occupancy rate is as of March 31, 2020 for non-hotels. The occupancy rate for our hotel investments is the average occupancy rate for the three months ended March 31, 2020.
(2)	Based on fair value as of March 31, 2020.

Real Estate

The following table provides information regarding our portfolio of real properties as of March 31, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	98%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	94%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	95%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	92%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	94%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	89%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	97%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	87%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	91%
Southeast Affordable Housing Portfolio	18	Various	February 2020	99.9%	460.9	3,336	95%
Total Multifamily	34				1,478.1	8,243
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	67%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	76%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	90%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	75%	614.3	0.91	91%
Total Office	14				1,182.7	2.86
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Total Industrial	33				319.6	4.07
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	92%
Total Medical Office	3				196.7	0.39

Total Investment Properties	93				$3,418.4

(1)

Certain of the joint venture agreements entered into by us provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests.

(2)	Purchase price excludes acquisition costs and acquired working capital of $27.1 million.

(3)	The occupancy rate for non-hotels is as of March 31, 2020 and for hotels the average occupancy rate for the three months ended March 31, 2020.
(4)	Purchase price represents the Company's initial equity investment into the joint venture.

Investments in Real Estate-Related Securities

During the three months ended March 31, 2020, we invested $65.8 million in real estate-related securities. The following table details our investments in real estate-related securities as of March 31, 2020 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	72	3.45%	June 13, 1944	$298,966	$285,640
CLO	8	6.11%	August 15, 2031	25,166	17,631
CMBS	4	4.28%	December 22, 2036	11,443	11,194
	84			$335,575	$314,465

(1)

As of March 31, 2020, our RMBS investments had floating rate coupons ranging from 2.40% to 7.00%, our CLO securities had floating rate coupons ranging from 5.75% to 9.60% and our CMBS investments had floating rate coupons ranging from 4.07% to 5.00%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The following chart describes the diversification of our real estate-related securities and loans by type based on fair value as of March 31, 2020:

Approximately 8% of our overall portfolio is invested in marketable securities in order to provide us with liquidity for our share repurchase plan. RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans. To a lesser extent, we also invest in securitizations of loan portfolios or CLO CMBS.

Lease Expirations

The following table details the expiring leases at our industrial, office and medical office properties by annualized base rent and square footage as of March 31, 2020 ($ and square feet data in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2020 (remaining)	19	$17,018	8%	252	4%
2021	30	25,188	12%	627	9%
2022	40	28,531	13%	954	13%
2023	36	23,484	11%	1,211	17%
2024	36	17,220	8%	913	13%
2025	19	14,350	7%	517	7%
2026	26	17,683	8%	709	10%
2027	13	11,344	5%	227	3%
2028	10	10,634	5%	167	2%
2029	9	7,701	4%	137	2%
Thereafter	25	42,171	19%	1,398	20%
Total	263	$215,324	100%	7,112	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

Due to the significant amount of acquisitions of real estate and real estate-related securities and loans we have made since we commenced principal operations on December 21, 2018, our results of operations for the three months ended March 31, 2020 and 2019 are not comparable.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$46,465	$4,310
Hotel revenue	10,215	10,852
Other revenue	357	253
Total revenues	57,037	15,415
Expenses
Rental property operating	15,544	1,762
Hotel operating	5,964	5,503
General and administrative	2,358	912
Management fees	3,946	—
Performance participation allocation	46	857
Depreciation and amortization	30,543	5,358
Total expenses	58,401	14,392
Other income (expense)
Earnings from unconsolidated real estate ventures	360	43
(Loss) income from real estate-related securities, net	(20,173)	102
Interest income	303	58
Interest expense	(19,641)	(3,598)
Other expense	(132)	(96)
Total other expense	(39,283)	(3,491)
Net loss	$(40,647)	$(2,468)
Net loss attributable to non-controlling interests in consolidated joint ventures	$638	$—
Net loss attributable to non-controlling interests in Operating Partnership	332	—
Net loss attributable to stockholders	$(39,677)	$(2,468)

Total Revenues

During the three months ended March 31, 2020 and 2019, total revenues were $57.0 million and $15.4 million, respectively.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the three months ended March 31, 2020 and 2019, rental revenue was $46.5 million and $4.3 million, respectively. The increase is driven by the growth in our portfolio, which increased from 15 properties as of March 31, 2019 to 93 properties as of March 31, 2020.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially.  As of April 27, 2020, we had collected 95% of our rental income, while on the same day in March, we had collected 97%. To date we have received very few requests from our tenants and residents seeking concessions.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue. During the three months ended March 31, 2020 and 2019, hotel revenue was $10.2 million and $10.9 million, respectively. As a result of unprecedented travel declines and shelter at home orders due to COVID-19, our portfolio hotel occupancies declined from 83% during February 2020 to 45% by the end of March 2020.

During the three months ended March 31, 2020 and 2019, other revenue was $0.4 million and $0.3 million, respectively.  During the three months ended March 31, 2020 and 2019, other revenue primarily consists of deferred income of $0.2 million and $0.2 million, respectively, associated with the discharge of certain housing development loans. See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the accounting treatment of deferred income.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2020 and 2019, rental property operating and hotel operating expenses were $21.5 million and $7.3 million, respectively.

General and Administrative Expenses

General and administrative expenses are Company-level expenses that relate mainly to our compliance and administration costs.  During the three months ended March 31, 2020 and 2019, general and administrative expenses were $2.4 million and $0.9 million, respectively, and consisted primarily of legal fees, accounting fees, transfer agent fees and other professional services. During the three months ended March 31, 2020, general and administrative expenses increased $1.5 million compared to the three months ended March 31, 2019, primarily due to miscellaneous corporate level expenses related to the increased size of our portfolio.

Management Fees

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. The Advisor waived the management fee for the period January 1, 2019 through March 31, 2019 and we began accruing the management fee payable beginning April 1, 2019. During the three months ended March 31, 2020, the total management fee expense was $3.9 million.

Performance Participation Allocation

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended March 31, 2020 and 2019, the performance participation allocation was $46,000 and $0.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended March 31, 2020 and 2019, depreciation and amortization expenses were $30.5 million and $5.4 million, respectively. The increase was driven by depreciation and amortization on our investments in real property.

(Loss) income from Real Estate-Related Securities, net

During the three months ended March 31, 2020 and 2019, (loss) income from real estate-related securities, net was $(20.2) million and $0.1 million, respectively, which consisted of the interest income, unrealized gains/(losses), and realized gains/(losses) on our investments in real estate-related securities.

The spread of COVID-19 during the quarter ended March 31, 2020 led to extreme market volatility and dislocations in the financial markets, which have in turn caused significant yield spread widening on most fixed income assets, volatility in interest rates and a severe drop in liquidity across virtually all asset classes. The market volatility led to an increase in unrealized losses during the three months ended March 31, 2020 in our portfolio of real estate-related securities.

Interest Income

During the three months ended March 31, 2020 and 2019, interest income was $0.3 million and $0.1 million, respectively, which consisted of the interest earned on cash and cash equivalents.

Interest Expense

During the three months ended March 31, 2020 and 2019, interest expense was $19.6 million and $3.6 million, respectively, which primarily consist of interest expense incurred on our mortgage notes, revolving credit facility and borrowings under our repurchase agreements. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness on such investments.

The balance also includes losses of $4.4 million unfavorable change in interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The interest rate swaps are used to introduce more certainty around cash flows and increase the cash available for distribution after debt service. The Company was able to take advantage of a unique moment in the financial markets to lock in fixed swap rates below the current LIBOR floating rates.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to stockholders	$(39,677)	$(2,468)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	30,543	5,358
Investment in unconsolidated real estate ventures – depreciation and amortization	254	37
Amount attributable to non-controlling interests for above adjustments	(688)	—
FFO attributable to stockholders	(9,568)	2,927
Adjustments to arrive at AFFO:
Straight-line rental income	(911)	—
Amortization of above- and below-market lease intangibles, net	87	—
Unrealized losses from changes in the fair value of real estate-related securities and other financial instruments	26,973	130
Non-cash performance participation allocation	46	857
Amortization of deferred financing costs	436	156
Amortization of restricted stock awards	21	29
Amount attributable to non-controlling interests for above adjustments	(388)	—
AFFO attributable to stockholders	$16,696	$4,099

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands):

Components of NAV	March 31, 2020
Investments in real properties	$3,521,116
Investments in real estate related securities	314,465
Cash and cash equivalents	61,222
Restricted cash	94,261
Other assets	30,159
Debt obligations	(2,441,702)
Subscriptions received in advance	(41,012)
Other liabilities	(67,954)
Performance participation accrual	(46)
Management fee payable	(1,461)
Accrued stockholder servicing fees(1)	(619)
Minority interest	(74,973)
Net Asset Value	$1,393,456
Number of outstanding shares	65,672

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of March 31, 2020, we have accrued under GAAP $60.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2020:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$42,504,784	$759,784,680	$48,454,134	$532,525,469	$10,187,521	$1,393,456,588
Number of outstanding shares	2,016,251	35,762,788	2,293,273	25,118,918	480,539	65,671,769
NAV Per Share as of March 31, 2020	$21.08	$21.25	$21.13	$21.20	$21.20

(1)	Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.6%	5.3%
Hotel	9.0%	8.1%
Office	8.3%	7.5%
Other	7.8%	7.3%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	2.0%	1.9%	1.9%	1.7%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.1%	1.8%	2.1%	1.9%
(weighted average)	0.25% increase	(2.8)%	(1.7)%	(1.9)%	(1.9)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2020
Stockholders’ equity under U.S. GAAP	$1,189,452
Redeemable non-controlling interest	10,187
Total partners' capital of Operating Partnership	1,199,639
Adjustments:
Accrued stockholder servicing fee	60,197
Advanced organization and offering costs and Advanced operating expenses	7,168
Unrealized real estate appreciation	57,300
Accumulated depreciation and amortization	69,152
NAV	$1,393,456

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details of the GAAP treatment regarding the stockholder servicing fee.  For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid.

•

The Advisor advanced organization and offering costs (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through December 21, 2019. Such costs are reimbursed to the Advisor pro rata over 60 months following December 21, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.3105 per share for the three months ended March 31, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the dealer manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2020:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2020	$0.0881	$0.0879	$0.0989	$0.1035
February 29, 2020	0.0890	0.0889	0.0993	0.1035
March 31, 2020	0.0880	0.0879	0.0989	0.1035
Totals	$0.2651	$0.2647	$0.2971	$0.3105

The following table summarizes our distributions declared during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,028	43%	$615	38%
Reinvested in shares	9,336	57%	1,017	62%
Total distributions	$16,364	100%	$1,632	100%

Sources of Distributions
Cash flows from operating activities	$16,364	100%	$1,632	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$16,364	100%	$1,632	100%

Cash flows from operating activities	$27,445		$2,162
Funds from operations	$(9,568)		$2,927

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness.  Our operating expenses include, among other things, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership pays to the Special Limited Partner (to the extent that the Advisor elects to receive the performance participation in cash), general corporate expenses and fees related to acquiring, financing, appraising and managing our properties.  We do not have any office or personnel expenses as we do not have any employees.

We reimburse the Advisor for certain out-of-pocket expenses in connection with our operations.  The Advisor advanced $7.3 million of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019. We reimburse the Advisor for such expenses ratably over the 60 months following December 21, 2019.  As of March 31, 2020, $6.9 million of advanced organization and offering expenses were outstanding to the Advisor and are recorded as a component of Due to affiliates on our Consolidated Balance Sheets.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. From inception through March 31, 2020, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of March 31, 2020 and December 31, 2019 ($ in thousands):

				Principal Balance Outstanding (2)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.50%	7/20/2029	N/A	$1,340,373	$1,004,423
Total fixed rate loans				1,340,373	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	1/27/2025	N/A	738,389	240,599
Variable rate revolving credit facility (3)	L + 2.00%	10/21/2020	$200,000	172,800	—
Total variable rate loans				911,189	240,599
Total loans secured by the Company's properties				2,251,562	1,245,022
Deferred financing costs, net				(12,892)	(7,136)
Discount on assumed debt, net				233	216
Mortgage notes and revolving credit facility, net				$2,238,903	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2020, one-month LIBOR was equal to 0.99%.
(2)	The majority of our mortgages contain yield or spread maintenance provisions.
(3)	Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread globally. The World Health Organization has declared the COVID-19 outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the COVID-19 outbreak a national emergency. Due to the fact our property portfolio is comprised entirely of real property located in the United States, COVID-19 has impacted our operating results. The outbreak and shelter-at-home orders in response to the pandemic has had an adverse impact on economic and market conditions and resulted in a surge in unemployment in the United States. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results, such as the potential negative impact the tenants of our office, medical office, industrial and multifamily properties, the potential closure of certain of our hotel assets, financing arrangements, increased costs of operations, decrease in values of our investments in real estate-related securities, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact COVID-19 will have on our future financial results at this time.

Due to the turmoil in the financial markets resulting from the global pandemic of COVID-19, we have received a number of margin calls from certain of our financing counterparties. Through April 30, 2020, we met all margin calls received in a timely basis.

Subsequent to March 31, 2020, the Company raised $68.3 million in the Offering. During March and April 2020, the Company received approximately $17.6 million of investor requests to repurchase their holdings, which totaled approximately 1% of the Company’s NAV. All repurchase requests were met from new monthly investment proceeds received in the Offering.

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $88.4 million of immediate liquidity as of March 31, 2020, made up of $27.2 million of undrawn line of credit capacity and $61.2 million of cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$27,445	$2,162
Cash flows used in investing activities	(1,574,848)	(313,694)
Cash flows provided by financing activities	1,513,925	233,164
Net decrease in cash and cash equivalents and restricted cash	$(33,478)	$(78,368)

Cash flows provided by operating activities increased $25.3 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. This increase resulted from the operations of the investments in real estate and income on our investments in real estate-related securities.

Cash flows used in investing activities increased $1,261.1 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to the acquisitions of $1,306.3 million of real estate investments and $(46.6) million of net real estate-related securities.

Cash flows provided by financing activities increased $1,280.7 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to a net increase of $959.0 million in borrowings, $53.8 million of net borrowings under repurchase agreements, and of $218.8 million in proceeds from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$2,782,406	$291,986	$135,422	$452,184	$1,902,814
Ground lease	18,648	399	1,197	1,197	15,855
Organizational and offering costs	6,926	1,458	2,916	2,552	—
Advanced operating expenses	135	29	58	48	—
Total	$2,808,115	$293,872	$139,593	$455,981	$1,918,669

(1)	The allocation of our indebtedness includes both principal and interest payments based on the current maturity date and interest rates in effect at March 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Capital Market Risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under mortgages, repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business.

The COVID-19 pandemic has also resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. We may receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our repurchase agreements, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Credit Risk

The performance and value of our investments depend upon our ability to operate the properties so that they produce sufficient cash flows.  The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing requests from tenants for rent deferral or abatement. These negative conditions may persist into the future and impair our tenants’ ability to pay rent under various lease arrangements.  We maintain a robust asset management relationship with our tenants, and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our properties.

Limited discussions we have had with our tenants have addressed potential near-term defensive lease modifications, which could include repurposing of deposits and temporary deferrals of rent.  While no lease modifications of this nature have been closed to date, our investments are subject to credit risk.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of March 31, 2020, the outstanding principal balance of our variable rate mortgage indebtedness was $911.2 million.

Certain of our mortgage loans and repurchase agreements are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the three months ended March 31, 2020, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.3 million.

Investments in Real Estate-Related Securities

As of March 31, 2020, we held $314.5 million of real estate-related securities.  Our investments in real estate-related securities are primarily floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2020, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2020, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $31.5 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Aside from COVID-19, there have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 – “Related Party Transaction” to our consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. During the three months ended March 31, 2020, we sold equity securities that were not registered under the Securities Act as described below. For the three months ended March 31, 2020, the Advisor elected to receive its management fees in Class I shares. We issued 53,764 and 61,054 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2020 and February 2020, respectively. Additionally, we issued 68,906 unregistered Class I shares to the Advisor in April 2020 in satisfaction of the March 2020 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of March 31, 2020 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	2,021	35,794	2,296	25,130	65,241
Gross offering proceeds	$42,925	$752,919	$47,863	$528,588	$1,372,295
Selling commissions and dealer manager fees	(881)	(7,067)	—	—	(7,948)
Accrued stockholder servicing fees	(203)	(4,134)	(69)	—	(4,406)
Net offering proceeds	$41,841	$741,718	$47,794	$528,588	$1,359,941

We primarily used the net proceeds from the Offering toward the acquisition of $3.1 billion of real properties, $522.2 million of real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $1.9 billion of financing secured by our investments in real estate and $198.4 million of net repurchase agreements.  See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional details on our borrowings.

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

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shared Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
January 2020	288	0.00%	$21.62	288	—
February 2020	16,678	0.03%	21.69	16,678	—
March 2020	28,753	0.04%	21.22	28,753	—
Total	45,719		$21.61	45,719	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $62.5 million of Class S, Class T, Class D and Class I shares based on our February 29, 2020 NAV in the first quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

The Special Limited Partner holds 480,539 Class I units in the Operating Partnership. Any redemption of Class I units held by the Special Limited Partner would occur outside of our share repurchase plan.

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

3.3

Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on April 12, 2018)

10.1

Amended and Restated Dealer Manager Agreement between the Company and Starwood Capital, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2020)

10.2	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.1 hereof)

10.3

Independent Director Compensation Policy (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 3, 2020)

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 12, 2020	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 12, 2020	/s/ Dave Guiteau
Date	Dave Guiteau
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)