Form 10-Q
period 2020-06-30
Starwood Real Estate Income Trust, Inc.
filed 2020-08-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 13, 2020, the registrant had the following shares outstanding: 2,185,123 shares of Class T common stock, 40,004,397 shares of Class S common stock, 2,392,829 shares of Class D common stock and 29,678,234 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$3,302,426	$1,798,044
Investments in real estate-related securities	263,989	277,651
Investments in unconsolidated real estate ventures	11,672	12,169
Cash and cash equivalents	53,389	48,479
Restricted cash	84,077	140,482
Other assets	210,874	113,497
Total assets	$3,926,427	$2,390,322
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$2,316,022	$1,238,102
Repurchase agreements	137,190	81,035
Accounts payable, accrued expenses and other liabilities	98,319	47,979
Subscriptions received in advance	46,823	110,618
Due to affiliates	72,136	63,341
Total liabilities	2,670,490	1,541,075

Commitments and contingencies	—	—
Redeemable non-controlling interest	10,231	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 2,082,982 and 1,412,563 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	21	14
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 37,870,331 and 26,164,794 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	379	262
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 2,385,084 and 1,653,094 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	24	17
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 26,747,856 and 16,114,284 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	267	161
Additional paid-in capital	1,370,214	883,506
Accumulated deficit and cumulative distributions	(136,304)	(46,697)
Total stockholders' equity	1,234,601	837,263
Non-controlling interests in consolidated joint ventures	11,105	11,984
Total equity	1,245,706	849,247
Total liabilities and equity	$3,926,427	$2,390,322

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$68,327	$7,686	$114,792	$11,970
Hotel revenue	2,499	10,266	12,714	21,142
Other revenue	639	793	996	1,046
Total revenues	71,465	18,745	128,502	34,158
Expenses
Rental property operating	23,414	2,733	38,958	4,495
Hotel operating	2,741	6,036	8,705	11,539
General and administrative	1,782	889	4,140	1,801
Management fees	4,596	1,080	8,542	1,080
Performance participation allocation	—	2,358	46	3,215
Depreciation and amortization	38,907	7,050	69,450	12,408
Total expenses	71,440	20,146	129,841	34,538
Other income (expense)
(Loss) earnings from unconsolidated real estate ventures	(581)	144	(221)	187
(Loss) income from real estate-related securities, net	9,078	2,916	(11,095)	3,545
Interest income	42	164	345	222
Interest expense	(23,268)	(5,347)	(42,909)	(9,472)
Other expense	(50)	(72)	(182)	(168)
Total other expense	(14,779)	(2,195)	(54,062)	(5,686)
Net loss	$(14,754)	$(3,596)	$(55,401)	$(6,066)
Net loss attributable to non-controlling interests in consolidated joint ventures	$409	$18	$1,047	$18
Net loss attributable to non-controlling interests in Operating Partnership	83	—	415	—
Net loss attributable to stockholders	$(14,262)	$(3,578)	$(53,939)	$(6,048)
Net loss per share of common stock, basic and diluted	$(0.21)	$(0.22)	$(0.86)	$(0.42)
Weighted-average shares of common stock outstanding, basic and diluted	67,948,617	16,578,350	62,896,424	14,530,777

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2020
	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	20	358	23	251	1,291,542	(102,742)	1,189,452	69,830	1,259,282
Common stock issued	2	23	1	17	95,201	—	95,244	—	95,244
Offering costs	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Distribution reinvestments	—	3	—	2	10,458	—	10,463	—	10,463
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	(1)	(5)	—	(3)	(21,365)	—	(21,374)	—	(21,374)
Net loss ($83 allocated to redeemable non- controlling interest)	—	—	—	—	—	(14,262)	(14,262)	(409)	(14,671)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,352	1,352
Distributions to non-controlling interests	—	—	—	—	—	—	—	(831)	(831)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(19,300)	(19,300)	—	(19,300)
Allocation to redeemable non- controlling interest	—	—	—	—	(274)	—	(274)	—	(274)
Balance at June 30, 2020	$21	$379	$24	$267	$1,370,214	$(136,304)	$1,234,601	$11,105	$1,245,706

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2019
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

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(55,401)	$(6,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	8,542	1,080
Performance participation allocation	46	3,215
Depreciation and amortization	69,450	12,408
Amortization of deferred financing costs	1,041	345
Deferred income amortization	(556)	(904)
Unrealized loss on changes in fair value of financial instruments	21,492	694
Losses on sales of real estate-related securities	4,543	—
Amortization of restricted stock grants	42	50
Distributions from investments in unconsolidated real estate ventures	276	—
Loss / (earnings) from unconsolidated real estate ventures	221	(187)
Other items	(24)	15
Change in assets and liabilities
Increase in other assets	(12,129)	(7,540)
Increase in due to affiliates	333	384
Increase in accounts payable, accrued expenses and other liabilities	12,054	15,301
Net cash provided by operating activities	49,930	18,795
Cash flows from investing activities
Acquisitions of real estate	(1,621,500)	(448,308)
Capital improvements to real estate	(3,419)	(1,898)
Purchase of real estate-related securities	(65,754)	(239,461)
Proceeds from settlement of real estate-related securities	61,055	100,256
Net cash used in investing activities	(1,629,618)	(589,411)
Cash flows from financing activities
Proceeds from issuance of common stock, net	398,268	218,953
Offering costs paid	(7,343)	(2,369)
Subscriptions received in advance	46,823	54,564
Repurchase of common stock	(22,354)	—
Borrowings from mortgage notes and revolving credit facility	1,084,965	182,948
Repayments of mortgage notes and revolving credit facility	(1,466)	(709)
Net borrowings under repurchase agreements	50,075	68,229
Payment of deferred financing costs	(6,216)	(4,238)
Contributions from non-controlling interests	60,192	3,129
Distributions to non-controlling interests	(1,187)	(24)
Repurchase of non-controlling interests	(58,837)	—
Distributions	(14,727)	(1,785)
Net cash provided by financing activities	1,528,193	518,698
Net change in cash and cash equivalents and restricted cash	(51,495)	(51,918)
Cash and cash equivalents and restricted cash at the beginning of the period	188,961	164,921
Cash and cash equivalents and restricted cash at the end of the period	$137,466	$113,003
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$53,389	$39,582
Restricted cash	84,077	73,421
Total cash and cash equivalents and restricted cash	$137,466	$113,003
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$—	$220,933
Accrued stockholder servicing fee due to affiliate	$22,505	$10,916
Accrued offering costs due to affiliates	$—	$358
Right of use asset/liability	$6,408	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$10,366	$—
Accrued distributions	$6,591	$1,733
Distribution reinvestment	$18,827	$2,515

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

As of June 30, 2020, the Company owned 96 investments in real estate and 71 positions in real estate-related securities.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

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

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be received pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

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

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the periods presented, no such impairment occurred.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

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

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company recognizes all derivatives as either assets or liabilities in the Company’s Consolidated Balance Sheets and measures those instruments at fair value.

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

Valuation

The Company generally determines the fair value of its real estate-related securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of June 30, 2020 and December 31, 2019 the Company’s investment in real estate-related securities are classified as Level 2. On April 1, 2020, the entire Investments in real estate-related securities portfolio was transferred into Level 2 from Level 3 primarily due to increased price transparency.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2020, the fair value of the Company’s mortgage notes, revolving credit facility and repurchase agreements was approximately $22.9 million below the outstanding principal balance.

The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2. As of June 30, 2020, the fair value of the Company’s interest rate caps were approximately $4.5 million below their cost. As of June 30, 2020 the Company’s interest rate swaps had an aggregate fair value liability of $5.4 million.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Consolidated Balance Sheets. The Company’s Hotel revenue consists of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered.

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and reported as Rental revenues in the Company’s Consolidated Statements of Operations.

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, deferred income related to these loans amounted to $6.2 million and $6.6 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2020, Other revenue related to these loans amounted to $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2019, Other revenue related to these loans amounted to $0.7 million and $0.9 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2020:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of June 30, 2020 and December 31, 2019, the Company had accrued $63.4 million and $44.1 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

For the three and six months ended June 30, 2020, the Company recognized an income tax benefit of $0.2 million and $0.1 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company recognized an income tax provision of $0.1 million and $0.1 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the Company recorded a net deferred tax liability of $0.1 million and $0.1 million, respectively, due to its hotel investments within Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended June 30, 2020 and 2019, for both basic and diluted shares.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions.  As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. These ASUs are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. The majority of the Company’s receivables arise in the ordinary course of business from operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Subtopic 842-30 was adopted as of January 1, 2020, and the Company has determined the adoption of this guidance did not have a material effect on its consolidated financial statements.

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

In April 2020, FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A allows the Company, if certain criteria have been met, to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief to avoid performing a lease-by-lease analysis for any potential lease concessions granted as relief due to the COVID-19 pandemic that result in the cash flows remaining under the lease to be substantially the same or less. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Building and building improvements	$2,718,093	$1,455,204
Land and land improvements	493,406	322,520
Furniture, fixtures and equipment	58,442	46,268
Right of use asset - operating lease(1)	101,382	—
Total	3,371,323	1,823,992
Accumulated depreciation	(68,897)	(25,948)
Investments in real estate, net	$3,302,426	$1,798,044

(1)	Refer to Note 12 for additional details on the Company’s leases.

During the six months ended June 30, 2020, the Company acquired interests in 24 properties, which were comprised of 21 multifamily properties, two office buildings and one medical office building. As of December 31, 2019, the Company acquired interests in 71 properties, which were comprised of 16 multifamily properties, eight hotel properties, 12 office buildings, 33 industrial assets and two medical office properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2020 ($ in thousands):

Investment	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (1)
Southeast Affordable Housing Portfolio	100%	18	Various (2)	Multifamily	February 13, 2020	$465,523
Nashville Office	100%	1	Nashville, TN	Office	February 21, 2020	265,404
Barlow Building	100%	1	Chevy Chase, MD	Medical Office	March 6, 2020	162,212
60 State St	100%	1	Boston, MA	Office	March 20, 2020	613,052
Highlands Portfolio	96%	3	Columbus, OH	Multifamily	June 23, 2020	103,228
		24				$1,609,419

(1)	Purchase price is inclusive of acquisition-related costs.
(2)

The Southeast Affordable Housing Portfolio is primarily concentrated in Orlando, FL (27% of units), Newport News, VA (14%), Tucson, AZ (10%), Jacksonville, FL (9%), Charlotte, NC (8%) and Raleigh, NC (8%).

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2020 ($ in thousands):

	60 State St	Southeast Affordable Housing Portfolio	Nashville Office	Barlow Building	Highlands Portfolio	Total
Building and building improvements	$479,534	$360,356	$228,180	$110,793	$86,557	$1,265,420
Land and land improvements	473	88,378	21,636	31,681	8,895	151,063
Furniture, fixtures and equipment	—	5,886	—	—	5,140	11,026
Below-market ground lease(1)	95,201	—	—	—	—	95,201
In-place lease intangibles	47,736	6,254	18,791	12,188	1,408	86,377
Above-market lease intangibles	10,369	—	410	5,848	—	16,627
Below-market lease intangibles	(19,063)	—	(4,917)	(510)	—	(24,490)
Total purchase price(2)	$614,250	$460,874	$264,100	$160,000	$102,000	$1,601,224
Non-controlling interest	—	—	—	—	(1,178)	(1,178)
Net purchase price	$614,250	$460,874	$264,100	$160,000	$100,822	$1,600,046

(1)

The below-market ground lease value was recorded as a component of the Right of use asset – operating leases on the Company’s Consolidated Balance Sheet. Refer to Note 12 for additional details on the Company’s leases.

(2)	Purchase price does not include acquisition related costs and acquired working capital of $8.2 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and below-market ground lease for the properties acquired during the six months ended June 30, 2020 were seven years, seven years, eight years and 47 years, respectively.

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of June 30, 2020 is as follows ($ in thousands):

Below-market Ground
Lease
2020 (remaining)	$1,084
2021	2,169
2022	2,169
2023	2,169
2024	2,169
Thereafter	85,624
$95,384

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $11.7 million and $12.2 million as of June 30, 2020 and December 31, 2019, respectively.  The Company’s income from its investment in the Joint Venture is presented in (Loss) earnings from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled $(0.6) million and $(0.2) million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company’s earnings from its investment in the Joint Venture totaled $0.1 million and $0.2 million, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Intangible assets: (1)
In-place lease intangibles	$164,619	$77,311
Above-market lease intangibles	22,069	5,387
Other	31,019	30,801
Total intangible assets	217,707	113,499
Accumulated amortization:
In-place lease amortization	(37,373)	(12,341)
Above-market lease intangibles	(1,568)	(318)
Other	(2,182)	(635)
Total accumulated amortization	(41,123)	(13,294)
Intangible assets, net	$176,584	$100,205
Intangible liabilities: (2)
Below-market lease intangibles	$31,484	$7,032
Accumulated amortization	(1,596)	(331)
Intangible liabilities, net	$29,888	$6,701

(1)	Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2020 (remaining)	$12,069	$2,011	$1,911	$(1,890)
2021	28,173	3,779	2,933	(3,486)
2022	21,763	3,294	2,924	(3,206)
2023	15,990	2,850	2,839	(2,950)
2024	11,462	1,859	2,825	(2,514)
Thereafter	37,789	6,708	15,405	(15,842)
	$127,246	$20,501	$28,837	$(29,888)

5.	Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in real estate-related securities ($ in thousands):

		June 30, 2020
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	62	3.37%	March 5, 2046	$247,041	$236,899
CLO	8	5.30%	August 15, 2031	25,174	23,227
CMBS	1	5.76%	July 25, 2039	4,117	3,863
	71			$276,332	$263,989

		December 31, 2019
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	59	3.76%	October 17, 2040	$235,405	$236,844
CLO	12	6.12%	May 11, 2031	29,302	29,236
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)

As of June 30, 2020, our RMBS investments had floating rate coupons ranging from 0.00% to 7.95%, our CLO securities had floating rate coupons ranging from 3.38% to 7.71%    and our CMBS investment had a floating rate coupon of  5.76%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”). The Company has also invested in collateralized loan obligations (“CLOs”) and commercial mortgage-backed securities (“CMBS”).

During the three months ended June 30, 2020 and 2019, the Company recorded net unrealized gains of $8.8 million and unrealized gains of $0.8 million, respectively, related to investments in real estate-related securities.   During the six months ended June 30, 2020 and 2019, the Company recorded net unrealized losses of $13.8 million and unrealized gains of $0.7 million, respectively and realized (losses) gains related to its real estate-related securities portfolio of $(4.5) million and $0.4 million, respectively.   Such amounts are recorded as a component of (Loss) income from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)	Maximum Facility Size	June 30, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.48%	8/26/2029	N/A	$1,412,203	$1,004,423
Total fixed rate loans				1,412,203	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	2/20/2025	N/A	743,519	240,599
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				916,319	240,599
Total loans secured by the Company's properties				2,328,522	1,245,022
Deferred financing costs, net				(12,750)	(7,136)
Premium on assumed debt, net				250	216
Mortgage notes and revolving credit facility, net				$2,316,022	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2020, one-month LIBOR was equal to 0.16%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of June 30, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$1,497
2021	175,901
2022	51,183
2023	3,931
2024	213,824
Thereafter	1,882,186
Total	$2,328,522

Interest paid on the Company’s mortgage notes and revolving credit facility for the three and six months ended June 30, 2020 was $17.0 million and $26.9 million, respectively. Interest paid on the Company’s mortgage notes for the three and six months ended June 30, 2019 was $2.8 million and $5.0 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of June 30, 2020.

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

The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons.  Interest rates on these borrowings are determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments, which may differ from the fair value assigned to the collateral by its counterparties.

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

		June 30, 2020
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.92%	$191,070	$121,462
CLO	2.57%	19,302	12,964
CMBS	3.93%	3,863	2,764
		$214,235	$137,190

		December 31, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.62%	$89,784	$74,876
CLO	4.71%	7,962	6,159
		$97,746	$81,035

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the three and six months ended June 30, 2020 was $1.2 million and $1.9 million, respectively. Interest paid on the Company’s repurchase agreements for the three and six months ended June 30, 2019 was $1.1 million and $1.5 million, respectively.

8.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2020	December 31, 2019
Intangible assets, net	$176,584	$100,205
Receivables	20,720	7,763
Acquisition deposits	7,847	3,050
Derivative instruments	1,024	203
Prepaid expenses	3,416	1,456
Interest receivable	881	—
Other	402	820
Total	$210,874	$113,497

The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities ($ in thousands):

	June 30, 2020	December 31, 2019
Intangible liabilities, net	$29,888	$6,701
Accounts payable and accrued expenses	14,287	10,188
Real estate taxes payable	13,541	6,513
Deferred income	9,616	6,707
Tenant security deposits	6,447	3,547
Right of use liability - operating lease	6,402	—
Distributions payable	6,591	4,216
Accrued interest expense	5,042	1,993
Derivative instruments	5,373	—
Other	1,132	8,114
Total	$98,319	$47,979

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

As of June 30, 2020, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Six months ended June 30, 2020
	Class T	Class S	Class D	Class I	Total
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735
Common stock issued	770,001	11,719,308	743,915	10,686,511	23,919,735
Distribution reinvestment	23,803	532,349	39,712	282,430	878,294
Common stock repurchased	(123,385)	(546,120)	(51,637)	(335,369)	(1,056,511)
June 30, 2020	2,082,982	37,870,331	2,385,084	26,747,856	69,086,253

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

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2020:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.6210	$0.6210	$0.6210	$0.6210
Stockholder servicing fee per share of common stock	(0.0901)	(0.0906)	(0.0265)	—
Net distributions declared per share of common stock	$0.5309	$0.5304	$0.5945	$0.6210

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 10 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2020, the Company recorded an allocation adjustment of $0.6 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the six months ended June 30, 2020 ($ in thousands):

December 31, 2019	$—
Settlement of 2019 performance participation allocation	10,366
GAAP income allocation	(415)
Distributions	(298)
Fair value allocation	578
June 30, 2020	$10,231

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may modify, suspend or terminate the share repurchase plan. For the three and six months ended June 30, 2020, the Company repurchased 1,010,792 and 1,056,511 shares of common stock representing a total of $21.7 million and $22.7 million, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2020.

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

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and Starwood Capital Group Holdings, L.P., the Company’s sponsor (“Starwood Capital Group”). Starwood Capital Group purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated firm. Starwood Capital Group subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one month LIBOR +2.40% or $0.3 million. As a result of this transaction, the Company holds 100% of the investment in 60 State Street.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the three and six months ended June 30, 2020, the Company incurred management fees of $4.6 million and $8.5 million, respectively. During the period from April 1, 2019 to June 30, 2019, the Company incurred management fees of $1.1 million.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 326,930 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $1.6 million related to the management fee as of June 30, 2020, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During July 2020, the Advisor was issued 73,166 unregistered Class I shares as payment for the $1.6 million management fee accrued as of June 30, 2020. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and six months ended June 30, 2020, the Company recognized $0 and $46,000, respectively of performance participation allocation in the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2019, the Company recognized $2.4 million and $3.2 million, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations

The 2019 performance participation allocation became payable on December 31, 2019 and, in January 2020, the Company issued 480,539 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2020	December 31, 2019
Accrued stockholder servicing fee	$63,371	$44,086
Advanced organization and offering costs	6,559	7,290
Performance participation allocation	46	10,366
Accrued management fee	1,558	1,037
Accrued affiliate service provider expenses	181	112
Advanced operating expenses	421	450
Total	$72,136	$63,341

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of June 30, 2020 and December 31, 2019, the Company has accrued $63.4 million and $44.1 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million, respectively, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amount is being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three and six months ended June 30, 2020, the Company has incurred approximately $0.5 million and $1.1 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2019, the Company incurred approximately $0.1 million and $0.3 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations

Advanced operating expenses

As of June 30, 2020 and December 31, 2019, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

As of June 30, 2020 and December 31, 2019, the Advisor had advanced approximately $0.3 million and $0.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts are being reimbursed to the Advisor one month in arrears.

Affiliate service provider expenses

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital Group and certain of its affiliates, to provide corporate legal support services to the Company. For the three and six months ended June 30, 2020, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

11.	Commitments and Contingencies

As of June 30, 2020 and December 31, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground lease as of June 30, 2020 ($ in thousands):

Operating Leases
2020 (remaining)	$199
2021	399
2022	399
2023	399
2024	399
Thereafter	16,754
Total undiscounted future lease payments	18,549
Difference between undiscounted cash flows and discounted cash flows	12,147
Total lease liability	$6,402

The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of June 30, 2020, the weighted average remaining lease term of the Company’s operating lease was 47 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease payments	$59,618	$7,416	$100,221	$11,428
Variable lease payments	8,709	270	14,571	542
Rental revenue	$68,327	$7,686	$114,792	$11,970

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$59,660
2021	117,427
2022	107,335
2023	97,573
2024	84,335
Thereafter	380,810
Total	$847,140

13.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2020	December 31, 2019
Multifamily	$1,583,547	$1,038,777
Hotel	249,164	253,273
Industrial	320,837	330,110
Office	1,209,280	303,396
Medical office	200,727	39,143
Real estate-related securities	263,989	277,651
Other (Corporate)	98,883	147,972
Total assets	$3,926,427	$2,390,322

The following table sets forth the financial results by segment for the three months ended June 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$29,661	$—	$6,700	$27,959	$4,007	$—	$68,327
Hotel revenue	—	2,499	—	—	—	—	2,499
Other revenue	583	4	—	43	9	—	639
Total revenues	30,244	2,503	6,700	28,002	4,016	—	71,465
Expenses:
Rental property operating	11,331	—	1,646	9,089	1,348	—	23,414
Hotel operating	—	2,741	—	—	—	—	2,741
Total segment expenses	11,331	2,741	1,646	9,089	1,348	—	26,155
Income from real estate-related securities, net	—	—	—	—	—	9,078	9,078
Loss from unconsolidated real estate ventures	—	(581)	—	—	—	—	(581)
Segment net operating income (loss)	$18,913	$(819)	$5,054	$18,913	$2,668	$9,078	$53,807
Depreciation and amortization	$(17,334)	$(2,064)	$(4,164)	$(13,324)	$(2,021)	$—	$(38,907)

General and administrative							(1,782)
Management fees							(4,596)
Performance participation allocation							—
Interest income							42
Interest expense							(23,268)
Other expense							(50)
Net loss							$(14,754)
Net loss attributable to non- controlling interests in consolidated joint ventures							409
Net loss attributable to non- controlling interests in Operating Partnership							83
Net loss attributable to stockholders							$(14,262)

The following table sets forth the financial results by segment for the three months ended June 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$4,503	$—	$3,183	$—	$7,686
Hotel revenue	—	10,266	—	—	10,266
Other revenue	726	58	9	—	793
Total revenues	5,229	10,324	3,192	—	18,745
Expenses:
Rental property operating	1,817	—	916	—	2,733
Hotel operating	—	6,036	—	—	6,036
Total segment expenses	1,817	6,036	916	—	8,769
Income from real estate-related securities, net	—	—	—	2,916	2,916
Earnings from unconsolidated real estate ventures	—	144	—	—	144
Segment net operating income	$3,412	$4,432	$2,276	$2,916	$13,036
Depreciation and amortization	$(2,891)	$(2,055)	$(2,104)	$—	$(7,050)

General and administrative					(889)
Management fees					(1,080)
Performance participation allocation					(2,358)
Interest income					164
Interest expense					(5,347)
Other expense					(72)
Net loss					$(3,596)
Net loss attributable to non-controlling interests in consolidated joint ventures					18
Net loss attributable to stockholders					$(3,578)

The following table sets forth the financial results by segment for the six months ended June 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$54,775	$—	$13,388	$40,772	$5,857	$—	$114,792
Hotel revenue	—	12,714	—	—	—	—	12,714
Other revenue	845	78	—	54	19	—	996
Total revenues	55,620	12,792	13,388	40,826	5,876	—	128,502
Expenses:
Rental property operating	20,271	—	3,362	13,415	1,910	—	38,958
Hotel operating	—	8,705	—	—	—	—	8,705
Total segment expenses	20,271	8,705	3,362	13,415	1,910	—	47,663
Loss from real estate-related securities, net	—	—	—	—	—	(11,095)	(11,095)
Loss from unconsolidated real estate ventures	—	(221)	—	—	—	—	(221)
Segment net operating income (loss)	$35,349	$3,866	$10,026	$27,411	$3,966	$(11,095)	$69,523
Depreciation and amortization	$(34,124)	$(4,142)	$(8,328)	$(20,105)	$(2,751)	$—	$(69,450)

General and administrative							(4,140)
Management fees							(8,542)
Performance participation allocation							(46)
Interest income							345
Interest expense							(42,909)
Other expense							(182)
Net loss							$(55,401)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,047
Net loss attributable to non- controlling interests in Operating Partnership							415
Net loss attributable to stockholders							$(53,939)

The following table sets forth the financial results by segment for the six months ended June 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$8,788	$—	$3,182	$—	$11,970
Hotel revenue	—	21,142	—	—	21,142
Other revenue	950	87	9	—	1,046
Total revenues	9,738	21,229	3,191	—	34,158
Expenses:
Rental property operating	3,579	—	916	—	4,495
Hotel operating	—	11,539	—	—	11,539
Total segment expenses	3,579	11,539	916	—	16,034
Income from real estate-related securities, net	—	—	—	3,545	3,545
Earnings from unconsolidated real estate ventures	—	187	—	—	187
Segment net operating income	$6,159	$9,877	$2,275	$3,545	$21,856
Depreciation and amortization	$(6,196)	$(4,108)	$(2,104)	$—	$(12,408)

General and administrative					(1,801)
Management fees					(1,080)
Performance participation allocation					(3,215)
Interest income					222
Interest expense					(9,472)
Other expense					(168)
Net loss					$(6,066)
Net loss attributable to non- controlling interests in consolidated joint ventures					18
Net loss attributable to stockholders					$(6,048)

14.	Subsequent Events

Acquisition

Subsequent to June 30, 2020, the Company acquired, in three separate transactions, multifamily real estate properties with an aggregate cost of approximately $107.3 million, exclusive of closing costs and related working capital.

Dispositions

Subsequent to June 30, 2020, the Company sold $6.3 million of real estate-related securities.

Status of the Offering

As of August 13, 2020, the Company had sold an aggregate of 74,814,007 shares of its common stock (consisting of 2,308,983 Class T shares, 40,653,450 Class S shares, 2,458,476 Class D shares, and 29,393,098 Class I shares) in the Offering resulting in net proceeds of approximately $1.6 billion to the Company as payment for such shares.

Subsequent to June 30, 2020, the Company repurchased $3.3 million of the Company’s common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

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

As of August 13, 2020, we had received net proceeds of $1.6 billion from selling an aggregate of 74,814,007 shares of our common stock (consisting of 2,308,983 Class T shares, 40,653,450 Class S shares, 2,458,476 Class D shares, and 29,393,098 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “Portfolio.”

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020.

Many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and limiting operations for non-essential businesses.  Our first priority is the safety and well-being of our colleagues and their families, our business partners, our investors and tenants. In accordance with local government guidance and social distancing recommendations, a majority of the employees of the Advisor have been working remotely since mid-March 2020. The Advisor’s technology infrastructure has proven to be capable of supporting this operating model. The Advisor continues to operate normally across investment, asset management and corporate support functions. We have been following guidance from the Centers for Disease Control and Prevention and local health authorities in the markets in which we own and operate our properties to ensure we have the plans and resources in place to safeguard the health and wellbeing of the tenants operating or living in our properties.

COVID-19 has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted most investment asset classes including real estate. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results, such as the potential negative impact to the tenants of our office, medical office, industrial and multifamily properties, the potential closure of certain of our hotel assets, financing arrangements, increased costs of operations, decrease in values of our investments in real estate-related securities, changes in law or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact COVID-19 will have on our future financial results at this time.

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact to rent collections for the three and six months ended June 30, 2020. As of the date of this filing, we collected approximately 97% of our rents during the three months ended June 30, 2020, which is in line with pre-COVID-19 collections.

Our operating results depend, in large part, on revenues derived from leasing to residential and commercial tenants and the ability of our tenants to earn sufficient income to pay their rents in a timely manner.  While the Company has performed relatively well in this regard, the rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on the Company. Its duration and severity, the extent of the adverse health impact on the general population and governmental measures implemented to prevent its spread and cushion the economic impact on consumers, are among the unknowns. These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations and overall performance.

Beginning in March 2020, our hotel segment experienced a material decrease in occupancy. The conditions caused by COVID-19 have had a material impact on the performance of our hotel assets for the three months ended June 30, 2020.  We expect that quarantines and travel restrictions may cause our hotel properties to continue operate at reduced capacity.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities. This had a significant impact on our investments in real estate securities. Values have since rebounded, much like the equity markets have, and stabilized as a result of the Federal government’s injection of liquidity into the monetary system. See “—Results of Operations – (Loss) Income from Real Estate-Related Securities, net.”

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our NAV and liquidity and capital resources see “—Impact of COVID-19 on Our NAV” and “—Liquidity and Capital Resources” below.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2020 Highlights

Operating Results:

•	Raised $90.8 million and $508.9 million of proceeds in the Offering during the three and six months ended June 30, 2020, respectively.
•

Declared monthly net distributions totaling $19.3 million and $35.7 million for the three and six months ended June 30, 2020, respectively.  As of June 30, 2020 the annualized net distribution rate was 5.0% for Class S, 5.0% for Class T, 5.6% for Class D and 5.9% for Class I shares.

•

Year-to-date total return through June 30, 2020, excluding upfront selling commissions, was 1.2% for Class S, 1.4% for Class T, 1.6% for Class D and 1.6% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Inception through June 30, 2020 annualized total return, without upfront selling commissions and dealer manager fees, was 9.1% for Class S, 8.8% for Class T, 9.4% for Class D and 9.9% for Class I shares. Inception to date annualized total return assuming full upfront selling commissions and dealer manager fees, was 6.7% for Class S, 6.3% for Class T and 8.4% for Class D shares.

Investments:

•

In June 2020, we acquired a fee-simple interest in a multifamily portfolio (the “Highlands Portfolio”) for $102.0 million, excluding closing costs.  The Highlands Portfolio is comprised of three separate multifamily communities located in Columbus, OH with a total of 599 units.  The Highlands Portfolio had an occupancy of 81% as of the acquisition date.

•

Subsequent to June 30, 2020, we closed on a three-property affordable housing portfolio located in Jacksonville and Orlando, Florida that was a follow-up to the Southeast Affordable Housing Portfolio we previously acquired. The purchase price was $107.3 million and comprised of 904 apartment units that were 97% occupied at closing.

•

In addition to the new investments closed during the second quarter of 2020, we currently have under contract a 290-unit Class A multifamily apartment building located in Decatur, Georgia for $82.0 million, excluding closing costs and a 398,000 square foot industrial park located in Nashville, TN for $62.3 million, excluding closing costs.

Financings:

•	During the three months ended June 30, 2020, we closed an aggregate of $77.7 million in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across cash, investments in real properties and investments in real estate-related securities based on AUM as of June 30, 2020:

The following charts further describe the composition of our assets across cash, real estate-related securities and investments in real properties by geography based on AUM as of June 30, 2020:

Investment in Real Estate

As of June 30, 2020, we had acquired 95 investments in real estate and one investment in an unconsolidated real estate joint venture with an aggregate purchase price of approximately $3.5 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of June 30, 2020:

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2) ($ in thousands)	Segment Revenue	Percentage of Segment Revenue
Multifamily	37	8,842 units	94%	$1,659,337	$55,620	43%
Hotel	9	1,293 keys	64%	220,285	12,792	10%
Industrial	33	4.07 sq. ft.	98%	329,097	13,388	10%
Office	14	2.86 sq. ft.	93%	1,211,207	40,826	32%
Medical office	3	0.39 sq. ft.	92%	200,600	5,876	5%
Total	96			$3,620,526	$128,502	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of June 30, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended June 30, 2020.

(2)	Based on fair value as of June 30, 2020.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of June 30, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	96%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	96%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	92%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	95%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	97%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	89%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	92%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	93%
Southeast Affordable Housing Portfolio	18	Various	February 2020	100%	460.9	3,336	95%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	102.0	599	81%
Total Multifamily	37				1,580.1	8,842
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	63%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	65%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	91%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	614.3	0.91	91%
Total Office	14				1,182.7	2.86
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Total Industrial	33				319.6	4.07
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	92%
Total Medical Office	3				196.7	0.39

Total Investment Properties	96				$3,520.4

(1)

Certain of the joint venture agreements entered into by us provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner is reported within non-controlling interests. The table also includes a property owned by an unconsolidated entity.

(2)	Purchase price excludes acquisition costs and acquired working capital of $28.3 million.
(3)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of June 30, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended June 30, 2020.

(4)	Purchase price represents our initial equity investment into the joint venture.

Impact of COVID-19 – Impairment Analysis

As of June 30, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of June 30, 2020, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to the significant declines in occupancy as a result of extended closures and uncertainty around future cash flows. Due to the rapidly evolving environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate-Related Securities

The following table details our investments in real estate-related securities as of June 30, 2020 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	62	3.37%	December 18, 2041	$247,041	$236,899
CLO	8	5.30%	December 27, 2035	25,174	23,227
CMBS	1	5.76%	July 25, 2039	4,117	3,863
	71			$276,332	$263,989

(1)

As of June 30, 2020, our RMBS investments had floating rate coupons ranging from 0.00% to 7.95%, our CLO securities had floating rate coupons ranging from 3.38% to 7.71% and our CMBS investment had floating rate coupon of 5.76%.

(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The following chart describes the diversification of our real estate-related securities and loans by type based on fair value as of June 30, 2020:

Approximately 7% of our overall portfolio is invested in marketable securities in order to provide us with liquidity for our share repurchase plan. RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans. To a lesser extent, we also invest in securitizations of loan portfolios, or CLO and CMBS.

Lease Expirations

The following table details the expiring leases at our industrial, office and medical office properties by annualized base rent as of June 30, 2020 ($ in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2020 (remaining)	$544	0%	$216	0%	$1,091	1%	$1,851	1%
2021	1,983	2%	4,630	4%	3,754	3%	10,367	9%
2022	2,748	2%	10,275	8%	1,698	1%	14,721	11%
2023	4,256	3%	8,267	7%	2,241	2%	14,764	12%
2024	2,703	2%	7,094	6%	2,357	2%	12,154	10%
2025	1,849	2%	5,959	5%	561	0%	8,369	7%
2026	1,234	1%	12,303	10%	1,026	1%	14,563	12%
2027	478	0%	4,867	4%	1,300	1%	6,645	5%
2028	—	0%	6,567	5%	324	0%	6,891	5%
2029	488	0%	3,106	3%	648	0%	4,242	3%
Thereafter	3,720	3%	25,759	21%	1,561	1%	31,040	25%
Total	$20,003	15%	$89,043	73%	$16,561	12%	$125,607	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$68,327	$7,686	$114,792	$11,970
Hotel revenue	2,499	10,266	12,714	21,142
Other revenue	639	793	996	1,046
Total revenues	71,465	18,745	128,502	34,158
Expenses
Rental property operating	23,414	2,733	38,958	4,495
Hotel operating	2,741	6,036	8,705	11,539
General and administrative	1,782	889	4,140	1,801
Management fees	4,596	1,080	8,542	1,080
Performance participation allocation	—	2,358	46	3,215
Depreciation and amortization	38,907	7,050	69,450	12,408
Total expenses	71,440	20,146	129,841	34,538
Other income (expense)
(Loss) earnings from unconsolidated real estate ventures	(581)	144	(221)	187
(Loss) income from real estate-related securities, net	9,078	2,916	(11,095)	3,545
Interest income	42	164	345	222
Interest expense	(23,268)	(5,347)	(42,909)	(9,472)
Other expense	(50)	(72)	(182)	(168)
Total other expense	(14,779)	(2,195)	(54,062)	(5,686)
Net loss	$(14,754)	$(3,596)	$(55,401)	$(6,066)
Net loss attributable to non-controlling interests in consolidated joint ventures	$409	$18	$1,047	$18
Net loss attributable to non-controlling interests in Operating Partnership	83	—	415	—
Net loss attributable to stockholders	$(14,262)	$(3,578)	$(53,939)	$(6,048)

Total Revenues

During the three months ended June 30, 2020 and 2019, total revenues were $71.5 million and $18.7 million, respectively. During the six months ended June 30, 2020 and 2019, total revenues were $128.5 million and $34.2 million, respectively.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the three months ended June 30, 2020 and 2019, rental revenue was $68.3 million and $7.7 million, respectively. During the six months ended June 30, 2020 and 2019, rental revenue was $114.8 million and $12.0 million, respectively. The increase is driven by the growth in our portfolio, which increased from 26 properties as of June 30, 2019 to 96 properties as of June 30, 2020.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially.  As of July 30, 2020, we had collected 97% of our July 2020 rental income, which is consistent with pre-pandemic levels. To date we have received very few requests from our tenants seeking concessions.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue. During the three months ended June 30, 2020 and 2019, hotel revenue was $2.5 million and $10.3 million, respectively. During the six months ended June 30, 2020 and 2019, hotel revenue was $12.7 million and $21.1 million, respectively. Beginning in March 2020, our hotel segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined from approximately 83% in February 2020 to approximately 45% in June 2020.

During the three months ended June 30, 2020 and 2019, other revenue was $0.6 million and $0.8 million, respectively.  During the three months ended June 30, 2020 and 2019, other revenue primarily consists of deferred income of $0.2 million and $0.7 million, respectively, associated with the discharge of certain housing development loans. During the six months ended June 30, 2020 and 2019, other revenue was $1.0 million and $1.0 million, respectively.  During the six months ended June 30, 2020 and 2019, other revenue primarily consists of deferred income of $0.4 million and $0.9 million, respectively, associated with the discharge of certain housing development loans.

See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the accounting treatment of deferred income.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2020 and 2019, rental property operating and hotel operating expenses were $26.2 million and $8.8 million, respectively. During the six months ended June 30, 2020 and 2019, rental property operating and hotel operating expenses were $47.7 million and $16.0 million, respectively. The increase is driven by the growth in our portfolio, which increased from 26 properties as of June 30, 2019 to 96 properties as of June 30, 2020.

General and Administrative Expenses

General and administrative expenses are Company-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional services. During the three months ended June 30, 2020 and 2019, general and administrative expenses were $1.8 million and $0.9 million, respectively. During the six months ended June 30, 2020 and 2019, general and administrative expenses were $4.1 million and $1.8 million, respectively. The variance is due to increased corporate-level expenses related to the increased size of our portfolio.

Management Fees

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. The Advisor waived the management fee for the period January 1, 2019 through March 31, 2019 and we began accruing the management fee payable beginning April 1, 2019. During the three months ended June 30, 2020 and 2019, management fees were $4.6 million and $1.1 million, respectively. During the six months ended June 30, 2020 and 2019, management fees were $8.5 million and $1.1 million, respectively. The increase was primarily due to the $1.1 billion growth in our NAV from June 30, 2019 to June 30, 2020.

Performance Participation Allocation

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended June 30, 2020 and 2019, the performance participation allocation was $0.0 million and $2.4 million, respectively. During the six months ended June 30, 2020 and 2019, the performance participation allocation was $46,000 and $3.2 million, respectively. The decrease was due to the performance hurdle not being achieved.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended June 30, 2020 and 2019, depreciation and amortization expenses were $38.9 million and $7.1 million, respectively. During the six months ended June 30, 2020 and 2019, depreciation and amortization expenses were $69.5 million and $12.4 million, respectively. The increase is driven by the growth in our portfolio, which increased from 25 consolidated properties as of June 30, 2019 to 95 consolidated properties as of June 30, 2020.

(Loss) Income from Real Estate-Related Securities, Net

During the three months ended June 30, 2020 and 2019, income from real estate-related securities, net was $9.1 million and $2.9 million, respectively, which consisted of the interest income, unrealized gains/(losses), and realized gains/(losses) on our investments in real estate-related securities. During the six months ended June 30, 2020 and 2019, (loss) income from real estate-related securities, net was $(11.1) million and $3.5 million, respectively.

The spread of COVID-19 during the six months ended June 30, 2020, led to extreme market volatility and dislocations in the financial markets, which have in turn caused significant yield spread widening on most fixed income assets, volatility in interest rates and a severe drop in liquidity across virtually all asset classes. The market volatility led to a decrease in unrealized losses during the three months ended June 30, 2020 but an increase in unrealized losses during the six months ended June 30, 2020 in our real estate-related securities portfolio.

Interest Income

During the three months ended June 30, 2020 and 2019, interest income was $0.04 million and $0.2 million, respectively, which consisted of the interest earned on cash and cash equivalents. During the six months ended June 30, 2020 and 2019, interest income was $0.3 million and $0.2 million, respectively.

Interest Expense

During the three months ended June 30, 2020 and 2019, interest expense was $23.3 million and $5.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility and borrowings under our repurchase agreements. During the six months ended June 30, 2020 and 2019, interest expense was $42.9 million and $9.5 million, respectively. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness on such investments.

The June 30, 2020 balance also includes unrealized losses of $7.7 million relating to the fair value of the Company’s interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The interest rate swaps are used to introduce more certainty around cash flows and protects the cash available for distribution after debt service.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, amortization of restricted stock awards, performance participation allocation not payable, even if units previously issued by the Company to settle the payable are repurchased by us and similar adjustments for non-controlling interests. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to stockholders	$(14,262)	$(3,578)	$(53,939)	$(6,048)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	38,907	7,050	69,450	12,408
Investment in unconsolidated real estate ventures – depreciation and amortization	111	202	366	239
Amount attributable to non-controlling interests for above adjustments	(1,541)	(18)	(2,229)	(18)
FFO attributable to stockholders	23,215	3,656	13,648	6,581
Adjustments to arrive at AFFO:
Straight-line rental income	(2,276)	(153)	(3,187)	(153)
Amortization of above- and below-market lease intangibles, net	(72)	13	15	13
Unrealized losses (gains) from changes in the fair value of real estate-related securities and other financial instruments	(5,481)	(250)	21,492	694
Non-cash performance participation allocation	—	2,358	46	3,215
Amortization of deferred financing costs	605	188	1,041	345
Amortization of restricted stock awards	21	21	42	50
Amount attributable to non-controlling interests for above adjustments	561	(19)	173	(19)
AFFO attributable to stockholders	$16,573	$5,814	$33,270	$10,726

FFO and AFFO should not be considered to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

Impact of COVID-19 on our NAV

For the six months ended June 30, 2020, the decrease in our NAV was principally driven by unrealized mark-to-market declines across our investments in real estate-related securities, as well as reduced valuations of our real estate properties from incorporating our estimate of the impact of the COVID-19 pandemic.

Real Estate Portfolio Valuation

As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined from approximately 83% in February 2020 to approximately 45% in June 2020. Decreased current and future cash flows at our hospitality assets due to reduced occupancy and rates, as well as the forecasted timing for operations to recover to stabilization led to reduced property values.

In our residential and office segments, the valuations through June 2020 have remained relatively unchanged post COVID-19. However, future valuations might be negatively impacted depending on the outcomes of various factors such as: additional shutdowns and/or a second wave relating to COVID-19, if the Small Business Administration does not extend the Paycheck Protection Program and/or if the CARES Act benefits are not extended. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, and/or higher tenant delinquencies which may result in lower operating cash flows and valuations.

In our industrial segment, the June 2020 valuation saw a modest increase in the values of our industrial assets based on strong operating performance post COVID-19 and robust investor demand.

As of the end of each of March 2020 and June 2020, our independent valuation advisor valued the portfolio to reflect the most recent market conditions.

Investments in Real Estate-Related Securities

A portion of our portfolio is invested in marketable securities in order to provide us with liquidity for our share repurchase program. As of June 30, 2020, the securities allocation was approximately 90% invested in seasoned RMBS, approximately 9% in CLOs and approximately 1% invested in CMBS. In the middle of March 2020, the capital markets experienced severe volatility as a result of market dislocation. Values have since rebounded, much like the equity markets have, and stabilized as a result of the Federal government’s injection of liquidity into the monetary system.

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

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands):

Components of NAV	June 30, 2020
Investments in real properties	$3,621,351
Investments in real estate-related securities	263,989
Cash and cash equivalents	53,389
Restricted cash	84,077
Other assets	30,778
Debt obligations	(2,442,855)
Subscriptions received in advance	(46,823)
Other liabilities	(64,254)
Performance participation accrual	(46)
Management fee payable	(1,558)
Accrued stockholder servicing fees(1)	(646)
Minority interest	(14,795)
Net Asset Value	$1,482,607
Number of outstanding shares	69,567

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of June 30, 2020, we have accrued under GAAP $63.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2020:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$44,165,143	$808,090,149	$50,650,141	$569,470,161	$10,231,154	$1,482,606,748
Number of outstanding shares	2,082,982	37,870,331	2,385,084	26,747,856	480,539	69,566,792
NAV per share as of June 30, 2020	$21.20	$21.34	$21.24	$21.29	$21.29

(1)	Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.4%	5.2%
Hotel	9.2%	8.0%
Office	7.3%	6.0%
Industrial	6.9%	6.3%
Medical Office	6.7%	5.8%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	1.9%	1.8%	1.9%	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.1%	1.8%	2.9%	2.6%	3.0%
(weighted average)	0.25% increase	(2.8)%	(1.7)%	(2.6)%	(2.4)%	(2.8)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2020
Stockholders’ equity under U.S. GAAP	$1,234,601
Redeemable non-controlling interest	10,231
Total partners' capital of Operating Partnership	1,244,832
Adjustments:
Accrued stockholder servicing fee	62,725
Advanced organization and offering costs and Advanced operating expenses	6,797
Unrealized real estate appreciation	62,897
Accumulated depreciation and amortization	105,356
NAV	$1,482,607

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.6210 per share for the six months ended June 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the dealer manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2020:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2020	$0.0881	$0.0879	$0.0989	$0.1035
February 29, 2020	0.0890	0.0889	0.0993	0.1035
March 31, 2020	0.0880	0.0879	0.0989	0.1035
April 30, 2020	0.0888	0.0887	0.0992	0.1035
May 31, 2020	0.0883	0.0882	0.0990	0.1035
June 30, 2020	0.0887	0.0888	0.0992	0.1035
Totals	$0.5309	$0.5304	$0.5945	$0.6210

The following table summarizes our distributions declared during the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,649	45%	$1,912	43%
Reinvested in shares	10,651	55%	2,490	57%
Total distributions	$19,300	100%	$4,402	100%

Sources of Distributions
Cash flows from operating activities	$19,300	100%	$4,402	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$19,300	100%	$4,402	100%

Cash flows from operating activities	$22,485		$16,633
Funds from operations	$23,215		$3,638

The following table summarizes our distributions declared during the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$15,681	44%	$2,527	42%
Reinvested in shares	19,987	56%	3,507	58%
Total distributions	$35,668	100%	$6,034	100%

Sources of Distributions
Cash flows from operating activities	$35,668	100%	$6,034	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$35,668	100%	$6,034	100%

Cash flows from operating activities	$49,930		$18,795
Funds from operations	$13,648		$6,563

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $80.6 million of immediate liquidity as of June 30, 2020, made up of $27.2 million of undrawn line of credit capacity and $53.4 million of cash on hand. In addition the Company holds a $126.8 million net position in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses, to pay interest on our outstanding indebtedness and margin calls, if required, under our repurchase agreements. Our operating expenses include, among other things, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership pays to the Special Limited Partner (to the extent that the Advisor elects to receive the performance participation in cash), general corporate expenses and fees related to acquiring, financing, appraising and managing our properties.  We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Subsequent to March 31, 2020, we have experienced a decline in net proceeds received from our Offering as compared to pre-COVID-19 levels. The sale of shares of our common stock have improved since reaching a trough in April 2020. For the six months ended June 30, 2020, we raised $508.9 million of proceeds in the Offering. In addition, for the six months ended June 30, 2020, we have honored $22.7 million of repurchase requests under our share repurchase plan.

Due to the turmoil in the financial markets resulting from the global pandemic of COVID-19, we have received a margin calls from certain of our financing counterparties.  By June 30, 2020, these margin calls had subsided. We have met all margin calls in a timely basis.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2020, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of June 30, 2020 and December 31, 2019 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)	Maximum Facility Size	June 30, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.48%	8/26/2029	N/A	$1,412,203	$1,004,423
Total fixed rate loans				1,412,203	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	2/20/2025	N/A	743,519	240,599
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				916,319	240,599
Total loans secured by the Company's properties				2,328,522	1,245,022
Deferred financing costs, net				(12,750)	(7,136)
Premium on assumed debt, net				250	216
Mortgage notes and revolving credit facility, net				$2,316,022	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2020, one-month LIBOR was equal to 0.16%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)	Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

Due to the turmoil in the financial markets resulting from the global pandemic of COVID-19, we have received a number of margin calls from certain of our financing counterparties. By June 30, 2020, these margin calls had subsided. Through July 31, 2020, we met all margin calls in a timely basis.

Subsequent to June 30, 2020, we raised $105.2 million in the Offering and received approximately $3.3 million of investor requests to repurchase their shares, which totaled approximately 0.2% of our NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$49,930	$18,795
Cash flows used in investing activities	(1,629,618)	(589,411)
Cash flows provided by financing activities	1,528,193	518,698
Net decrease in cash and cash equivalents and restricted cash	$(51,495)	$(51,918)

Cash flows provided by operating activities increased $31.1 million during the six months ended June 30, 2020 compared to the corresponding period in 2019. This increase resulted from the operations of the investments in real estate and income on our investments in real estate-related securities.

Cash flows used in investing activities increased $1,040.2 million during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to the acquisitions of $1,173.2 million of real estate investments and $(134.5) million of net sales of real estate-related securities.

Cash flows provided by financing activities increased $1,009.5 million during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to a net increase of $901.3 million in borrowings, $(18.1) million of net repayments under repurchase agreements, and of $174.3 million in proceeds from the issuance of our common stock.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$2,870,170	$74,315	$362,260	$846,496	$1,587,099
Ground lease	18,549	399	1,197	1,197	15,756
Organizational and offering costs	6,561	1,458	2,916	2,187	—
Advanced operating expenses	128	28	57	43	—
Total	$2,895,408	$76,200	$366,430	$849,923	$1,602,855

(1)

The allocation of our indebtedness includes both principal and interest payments based, on the maximum maturity date where the Company, at its own discretion, has extension options and interest rates in effect at June 30, 2020.

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

The COVID-19 pandemic has also resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our repurchase agreements, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of June 30, 2020, the outstanding principal balance of our variable rate mortgage indebtedness was $916.3 million.

Certain of our mortgage loans and repurchase agreements are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the six months ended June 30, 2020, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.5 million.

Investments in Real Estate-Related Securities

As of June 30, 2020, we held $264.0 million of real estate-related securities.  Certain of our investments in real estate-related securities are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2020, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2020, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $26.4 million.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of employees working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Aside from COVID-19 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives..

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the six months ended June 30, 2020, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 – “Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. During the six months ended June 30, 2020, we sold equity securities that were not registered under the Securities Act as described below. For the three months ended June 30, 2020, the Advisor elected to receive its management fees in Class I shares. We issued 71,116 and 72,090 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2020 and May 2020, respectively. Additionally, we issued 73,166 unregistered Class I shares to the Advisor in July 2020 in satisfaction of the June 2020 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of June 30, 2020 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	2,206	38,422	2,437	27,082	70,147
Gross offering proceeds	$46,944	$809,868	$51,187	$570,039	$1,478,038
Selling commissions and dealer manager fees	(930)	(7,861)	—	—	(8,791)
Accrued stockholder servicing fees	(298)	(5,808)	(100)	—	(6,206)
Net offering proceeds	$45,716	$796,199	$51,087	$570,039	$1,463,041

We primarily used the net proceeds from the Offering toward the acquisition of $3.2 billion of real properties and $522.2 million of real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $2.0 billion of financing secured by our investments in real estate and $137.2 million of net repurchase agreements.  See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares are limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter.

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

During the six months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
April 2020	544,139	0.81%	$21.69	544,139	—
May 2020	275,198	0.40%	21.19	275,198	—
June 2020	191,454	0.28%	21.22	191,454	—
Total	1,010,791		$21.47	1,010,791	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $72.2 million of Class S, Class T, Class D and Class I shares based on our May 31, 2020 NAV in the second quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

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

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 13, 2020	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 13, 2020	/s/ Dave Guiteau
Date	Dave Guiteau
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)