Form 10-Q
period 2020-09-30
Starwood Real Estate Income Trust, Inc.
filed 2020-11-10
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 10, 2020, the registrant had the following shares outstanding: 2,387,614 shares of Class T common stock, 43,963,487 shares of Class S common stock, 2,621,251 shares of Class D common stock and 36,196,257 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate, net	$3,526,855	$1,798,044
Investments in real estate-related securities	228,524	277,651
Investments in unconsolidated real estate ventures	11,006	12,169
Cash and cash equivalents	132,342	48,479
Restricted cash	126,157	140,482
Other assets	225,896	113,497
Total assets	$4,250,780	$2,390,322
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$2,482,472	$1,238,102
Repurchase agreements	114,408	81,035
Accounts payable, accrued expenses and other liabilities	104,783	47,979
Subscriptions received in advance	88,402	110,618
Due to affiliates	73,768	63,341
Total liabilities	2,863,833	1,541,075

Commitments and contingencies	—	—
Redeemable non-controlling interest	10,252	—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 2,270,733 and 1,412,563 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	23	14
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 40,910,827 and 26,164,794 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	409	262
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 2,491,810 and 1,653,094 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	25	17
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 31,261,064 and 16,114,284 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	313	161
Additional paid-in capital	1,533,049	883,506
Accumulated deficit and cumulative distributions	(167,721)	(46,697)
Total stockholders' equity	1,366,098	837,263
Non-controlling interests in consolidated joint ventures	10,597	11,984
Total equity	1,376,695	849,247
Total liabilities and equity	$4,250,780	$2,390,322

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$71,896	$13,184	$186,688	$25,154
Hotel revenue	4,420	10,238	17,134	31,380
Other revenue	604	604	1,600	1,650
Total revenues	76,920	24,026	205,422	58,184
Expenses
Rental property operating	25,915	4,724	64,873	9,219
Hotel operating	3,589	6,131	12,294	17,670
General and administrative	2,023	1,076	6,163	2,877
Management fees	5,018	1,713	13,560	2,793
Performance participation allocation	—	2,286	46	5,501
Depreciation and amortization	38,543	8,444	107,993	20,852
Total expenses	75,088	24,374	204,929	58,912
Other income (expense)
Loss from unconsolidated real estate ventures	(666)	(233)	(887)	(46)
Income (loss) from real estate-related securities, net	11,068	3,323	(27)	6,868
Interest expense	(22,539)	(6,153)	(65,448)	(15,625)
Other (expense) income, net	(192)	335	(29)	389
Total other expense	(12,329)	(2,728)	(66,391)	(8,414)
Net loss	$(10,497)	$(3,076)	$(65,898)	$(9,142)
Net loss attributable to non-controlling interests in consolidated joint ventures	$139	$25	$1,186	$43
Net loss attributable to non-controlling interests in Operating Partnership	43	—	458	—
Net loss attributable to stockholders	$(10,315)	$(3,051)	$(64,254)	$(9,099)
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.12)	$(0.96)	$(0.52)
Weighted-average shares of common stock outstanding, basic and diluted	74,215,048	25,638,557	66,696,838	17,492,457

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	20	358	23	251	1,291,542	(102,742)	1,189,452	69,830	1,259,282
Common stock issued	2	23	1	17	95,201	—	95,244	—	95,244
Offering costs	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Distribution reinvestments	—	3	—	2	10,458	—	10,463	—	10,463
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	(1)	(5)	—	(3)	(21,365)	—	(21,374)	—	(21,374)
Net loss ($83 allocated to redeemable non- controlling interest)	—	—	—	—	—	(14,262)	(14,262)	(409)	(14,671)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,352	1,352
Distributions to non-controlling interests	—	—	—	—	—	—	—	(831)	(831)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(19,300)	(19,300)	—	(19,300)
Allocation to redeemable non- controlling interest	—	—	—	—	(274)	—	(274)	—	(274)
Balance at June 30, 2020	21	379	24	267	1,370,214	(136,304)	1,234,601	11,105	1,245,706
Common stock issued	2	29	1	46	163,321	—	163,399	—	163,399
Offering costs	—	—	—	—	(4,689)	—	(4,689)	—	(4,689)
Distribution reinvestments	—	3	—	1	10,483	—	10,487	—	10,487
Amortization of restricted stock grants	—	—	—	—	38	—	38	—	38
Common stock repurchased	—	(2)	—	(1)	(6,105)	—	(6,108)	—	(6,108)
Net loss ($43 allocated to redeemable non- controlling interest)	—	—	—	—	—	(10,316)	(10,316)	(139)	(10,455)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(369)	(369)
Distributions declared on common stock (see Note 9)	—	—	—	—	—	(21,101)	(21,101)	—	(21,101)
Allocation to redeemable non- controlling interest	—	—	—	—	(213)	—	(213)	—	(213)
Balance at September 30, 2020	$23	$409	$25	$313	$1,533,049	$(167,721)	$1,366,098	$10,597	$1,376,695

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

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(65,898)	$(9,142)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	13,560	2,793
Performance participation allocation	46	5,501
Depreciation and amortization	107,993	20,852
Amortization of deferred financing costs	2,303	592
Deferred income amortization	(924)	(1,365)
Unrealized loss on changes in fair value of financial instruments	13,803	821
Loss on sales of real estate-related securities	5,789	—
Amortization of restricted stock grants	80	50
Distributions from investments in unconsolidated real estate ventures	276	429
Loss from unconsolidated real estate ventures	887	46
Other items	25	4
Change in assets and liabilities
Increase in other assets	(17,986)	(9,144)
(Decrease) / increase in due to affiliates	(118)	254
Increase in accounts payable, accrued expenses and other liabilities	18,934	17,468
Net cash provided by operating activities	78,770	29,159
Cash flows from investing activities
Acquisitions of real estate	(1,891,638)	(585,236)
Capital improvements to real estate	(13,678)	(4,832)
Purchase of real estate-related securities	(73,188)	(368,616)
Proceeds from paydown of principal and settlement of real estate-related securities	111,866	100,256
Net cash used in investing activities	(1,866,638)	(858,428)
Cash flows from financing activities
Proceeds from issuance of common stock, net	556,857	446,074
Offering costs paid	(10,421)	(4,518)
Subscriptions received in advance	88,402	65,875
Repurchase of common stock	(28,462)	(181)
Borrowings from mortgage notes and revolving credit facility	1,251,843	280,661
Repayments of mortgage notes and revolving credit facility	(1,628)	(1,060)
(Repayments) borrowings under repurchase agreements, short term net	(81,035)	34,330
Borrowings under repurchase agreements	114,408	—
Payment of deferred financing costs	(7,569)	(5,157)
Contributions from non-controlling interests	60,192	3,793
Distributions to non-controlling interests	(1,556)	(234)
Repurchase of non-controlling interests	(58,837)	—
Distributions	(24,788)	(4,418)
Net cash provided by financing activities	1,857,406	815,165
Net change in cash and cash equivalents and restricted cash	69,538	(14,104)
Cash and cash equivalents and restricted cash at the beginning of the period	188,961	164,921
Cash and cash equivalents and restricted cash at the end of the period	$258,499	$150,817
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$132,342	$65,718
Restricted cash	126,157	85,099
Total cash and cash equivalents and restricted cash	$258,499	$150,817
Non-cash financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$220,933
Accrued stockholder servicing fee due to affiliate	$26,383	$21,616
Accrued offering costs due to affiliates	$—	$751
Right of use asset/liability	$6,408	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$10,366	$—
Accrued distributions	$7,350	$2,789
Distribution reinvestment	$29,314	$5,933

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company may diversify its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in debt secured by commercial real estate and real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling in the Offering any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees.  The Company intends to continue selling shares on a monthly basis. On October 29, 2020, the Company filed a registration statement on Form S-11 with the SEC for its follow-on public offering, which has not yet been declared effective.

As of September 30, 2020, the Company owned 106 investments in real estate and 58 positions in real estate-related securities.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Real Estate-Related Securities.  Financial results by segment are reported in Note 13.

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

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate.  The lease liability is included as a component of Accounts payable, accrued expenses, and other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets. The amortization of the below-market ground lease is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

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

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value. As such, the resulting gains and losses are recorded as a component of Income (loss) from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

Interest income from the Company’s investments in real estate-related securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Such items are recorded as components of Investments in real estate-related securities on the Company’s Consolidated Balance Sheets.

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

Valuation

The Company generally determines the fair value of its real estate-related securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. On April 1, 2020, the entire Investments in real estate-related securities portfolio was transferred into Level 2 from Level 3 primarily due to increased price transparency. As of September 30, 2020 and December 31, 2019, the Company’s investment in real estate-related securities are classified as Level 2.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2020, the fair value of the Company’s mortgage notes, revolving credit facility and repurchase agreements was approximately $25.0 million below the outstanding principal balance.

The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2. As of September 30, 2020, the fair value of the Company’s interest rate caps were approximately $5.2 million below their cost. As of September 30, 2020, the Company’s interest rate swaps had an aggregate fair value liability of $5.8 million.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, deferred income related to these loans amounted to $6.0 million and $6.6 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, Other revenue related to these loans amounted to $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2019, Other revenue related to these loans amounted to $0.5 million and $1.4 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2020:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of September 30, 2020 and December 31, 2019, the Company had accrued $65.3 million and $44.1 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. If the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”) and (3) certain state or local income taxes.

In anticipation of its REIT election, the Company has formed wholly owned subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs will be subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

For the three and nine months ended September 30, 2020, the Company recognized an income tax expense of $0.03 million and benefit of $0.04 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company recognized an income tax expense of $0.1 million and $0.2 million, respectively, within Other expense on the Company’s Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the Company recorded a net deferred tax liability of $0.1 million and $0.1 million, respectively, due to its hotel investments within Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended September 30, 2020 and 2019, for both basic and diluted shares.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework,” which adds new disclosure requirements and modifies or eliminates existing disclosure requirements of ASC 820. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019 and was adopted as of January 1, 2020. The Company has determined the application of this ASU does not materially impact the Company.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In April 2020, FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A allows the Company, if certain criteria have been met, to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief to avoid performing a lease-by-lease analysis for any potential lease concessions granted as relief due to the COVID-19 pandemic that result in the cash flows remaining under the lease to be substantially the same or less. The Lease Modification Q&A did not have a material impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Building and building improvements	$2,921,982	$1,455,204
Land and land improvements	536,330	322,520
Furniture, fixtures and equipment	63,579	46,268
Right of use asset - operating lease(1)	101,382	—
Total	3,623,273	1,823,992
Accumulated depreciation	(96,418)	(25,948)
Investments in real estate, net	$3,526,855	$1,798,044

(1)	Refer to Note 12 for additional details on the Company’s leases.

During the nine months ended September 30, 2020, the Company acquired interests in 34 properties, which were comprised of 25 multifamily properties, six industrial properties, two office buildings and one medical office building. During the year ended December 31, 2019, the Company acquired interests in 71 properties, which were comprised of 16 multifamily properties, eight hotel properties, 12 office buildings, 33 industrial properties and two medical office buildings.

The following table provides further details of the properties acquired during the nine months ended September 30, 2020 ($ in thousands):

Investment	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (1)
Southeast Affordable Housing Portfolio	100%	21	Various (2)	Multifamily	Various	$574,253
Nashville Office	100%	1	Nashville, TN	Office	February 21, 2020	265,404
Barlow Building	100%	1	Chevy Chase, MD	Medical Office	March 6, 2020	162,212
60 State St	100%	1	Boston, MA	Office	March 20, 2020	613,052
Highlands Portfolio	96%	3	Columbus, OH	Multifamily	June 23, 2020	103,228
The Baxter Decatur	100%	1	Atlanta, GA	Multifamily	August 21, 2020	82,199
Airport Logistics Park	100%	6	Nashville, TN	Industrial	September 15, 2020	62,806
		34				$1,863,154

(1)	Purchase price is inclusive of acquisition-related costs.
(2)

The Southeast Affordable Housing Portfolio is primarily concentrated in Orlando, FL (25% of units), Jacksonville, FL (24%), Newport News, VA (11%), Tucson, AZ (8%), Charlotte, NC (7%) and Raleigh, NC (6%).

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2020 ($ in thousands):

	60 State St	Southeast Affordable Housing Portfolio	Nashville Office	Barlow Building	Highlands Portfolio	All Others	Total
Building and building improvements	$479,534	$440,771	$228,180	$110,793	$86,557	$123,178	$1,469,013
Land and land improvements	473	111,660	21,636	31,681	8,895	15,535	189,880
Furniture, fixtures and equipment	—	7,860	—	—	5,140	2,648	15,648
Below-market ground lease(1)	95,201	—	—	—	—	—	95,201
In-place lease intangibles	47,736	7,814	18,791	12,188	1,408	4,143	92,080
Above-market lease intangibles	10,369	—	410	5,848	—	26	16,653
Below-market lease intangibles	(19,063)	—	(4,917)	(510)	—	(1,230)	(25,720)
Total purchase price(2)	$614,250	$568,105	$264,100	$160,000	$102,000	$144,300	$1,852,755
Non-controlling interest	—	—	—	—	(1,178)	—	(1,178)
Net purchase price	$614,250	$568,105	$264,100	$160,000	$100,822	$144,300	$1,851,577

(1)

The below-market ground lease value was recorded as a component of the Right of use asset – operating leases on the Company’s Consolidated Balance Sheet. Refer to Note 12 for additional details on the Company’s leases.

(2)	Purchase price does not include acquisition related costs and acquired working capital of $10.4 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and below-market ground lease for the properties acquired during the nine months ended September 30, 2020 were seven years, seven years, eight years and 47 years, respectively.

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of September 30, 2020 is as follows ($ in thousands):

Below-market Ground
Lease
2020 (remaining)	$542
2021	2,169
2022	2,169
2023	2,169
2024	2,169
Thereafter	85,624
$94,842

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $11.0 million and $12.2 million as of September 30, 2020 and December 31, 2019, respectively.  The Company’s income from its investment in the Joint Venture is presented in Loss from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled $0.7 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company’s loss from its investment in the Joint Venture totaled $(0.2) million and $(0.05) million, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Intangible assets: (1)
In-place lease intangibles	$170,754	$77,311
Above-market lease intangibles	22,096	5,387
Other	31,019	30,801
Total intangible assets	223,869	113,499
Accumulated amortization:
In-place lease amortization	(47,314)	(12,341)
Above-market lease intangibles	(2,540)	(318)
Other	(2,955)	(635)
Total accumulated amortization	(52,809)	(13,294)
Intangible assets, net	$171,060	$100,205
Intangible liabilities: (2)
Below-market lease intangibles	$32,714	$7,032
Accumulated amortization	(2,494)	(331)
Intangible liabilities, net	$30,220	$6,701

(1)	Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2020 (remaining)	$4,742	$1,039	$1,138	$(1,040)
2021	29,155	3,783	2,933	(3,658)
2022	22,243	3,298	2,924	(3,378)
2023	16,470	2,854	2,839	(3,122)
2024	11,942	1,863	2,825	(2,686)
Thereafter	38,888	6,719	15,405	(16,336)
	$123,440	$19,556	$28,064	$(30,220)

5.	Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in real estate-related securities ($ in thousands):

		September 30, 2020
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	57	3.27%	June 6, 2046	$228,263	$225,295
CMBS	1	5.76%	July 25, 2039	3,446	3,229
	58			$231,709	$228,524

		December 31, 2019
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	59	3.76%	October 17, 2040	$235,405	$236,844
CLO	12	6.12%	May 11, 2031	29,302	29,236
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)	As of September 30, 2020, the Company’s RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and its CMBS investment had a floating rate coupon of 5.76%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”). The Company also has an investment in commercial mortgage-backed securities (“CMBS”).

During the three months ended September 30, 2020 and 2019, the Company recorded net unrealized gains of $9.2 million and $0.2 million, respectively, related to investments in real estate-related securities.   During the nine months ended September 30, 2020 and 2019, the Company recorded net unrealized losses of $4.7 million and net unrealized gains of $0.9 million, respectively, and realized (losses) gains related to its real estate-related securities portfolio of $(5.8) million and $0.4 million, respectively.   Such amounts are recorded as a component of Income (loss) from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)	Maximum Facility Size	September 30, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	2.69%	9/26/2029	N/A	$1,543,340	$1,004,423
Total fixed rate loans				1,543,340	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	3/1/2025	N/A	779,097	240,599
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				951,897	240,599
Total loans secured by the Company's properties				2,495,237	1,245,022
Deferred financing costs, net				(13,033)	(7,136)
Premium on assumed debt, net				268	216
Mortgage notes and revolving credit facility, net				$2,482,472	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2020, one-month LIBOR was equal to 0.15%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of September 30, 2020 ($ in thousands):

Year	Amount
2020 (remaining)	$757
2021	175,901
2022	51,183
2023	3,931
2024	214,402
Thereafter	2,049,063
Total	$2,495,237

Interest paid on the Company’s mortgage notes and revolving credit facility for the three and nine months ended September 30, 2020 was $18.3 million and $45.2 million, respectively. Interest paid on the Company’s mortgage notes for the three and nine months ended September 30, 2019 was $4.9 million and $9.9 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of September 30, 2020.

7.	Repurchase Agreements

Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, the Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate.  The Company’s repurchase agreements typically have terms of one month to six months at inception.

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

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

			September 30, 2020
Security Interest	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	12/16/2020	2.39%	$166,709	$112,001
CMBS	10/9/2020	2.92%	3,229	2,407
			$169,938	$114,408

		December 31, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.62%	$89,784	$74,876
CLO	4.71%	7,962	6,159
		$97,746	$81,035

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the three and nine months ended September 30, 2020 was $0.9 million and $2.8 million, respectively. Interest paid on the Company’s repurchase agreements for the three and nine months ended September 30, 2019 was $1.1 million and $2.6 million, respectively.

8.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2020	December 31, 2019
Intangible assets, net	$171,060	$100,205
Receivables	18,065	7,763
Acquisition deposits	31,587	3,050
Derivative instruments	418	203
Prepaid expenses	3,929	1,456
Interest receivable	580	—
Other	257	820
Total	$225,896	$113,497

The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities ($ in thousands):

	September 30, 2020	December 31, 2019
Intangible liabilities, net	$30,220	$6,701
Accounts payable and accrued expenses	15,074	10,188
Real estate taxes payable	17,446	6,513
Deferred income	9,205	6,707
Tenant security deposits	6,892	3,547
Right of use liability - operating lease	6,396	—
Distributions payable	7,350	4,216
Accrued interest expense	5,547	1,993
Derivative instruments	5,902	—
Other	751	8,114
Total	$104,783	$47,979

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

As of September 30, 2020, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Nine months ended September 30, 2020
	Class T	Class S	Class D	Class I	Total
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735
Common stock shares issued	950,474	14,647,233	845,900	15,122,090	31,565,697
Distribution reinvestment plan shares issued	39,322	847,747	62,520	420,998	1,370,587
Common stock shares repurchased	(131,626)	(748,947)	(69,704)	(396,308)	(1,346,585)
September 30, 2020	2,270,733	40,910,827	2,491,810	31,261,064	76,934,434

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

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2020:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1357)	(0.1361)	(0.0399)	—
Net distributions declared per share of common stock	$0.7958	$0.7954	$0.8916	$0.9315

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 10 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at September 30, 2020, the Company recorded an allocation adjustment of $0.8 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the nine months ended September 30, 2020 ($ in thousands):

December 31, 2019	$—
Settlement of 2019 performance participation allocation	10,366
GAAP income allocation	(458)
Distributions	(448)
Fair value allocation	792
September 30, 2020	$10,252

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may make exceptions to modify, suspend or terminate the share repurchase plan. For the three and nine months ended September 30, 2020, the Company repurchased 290,074 and 1,346,585 shares of common stock representing a total of $6.2 million and $28.9 million, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2020.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than clients of participating broker dealers and residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders who (i) reside in a state or jurisdiction that requires affirmative enrollment in the distribution reinvestment plan or (ii) are clients of a participating broker-dealer that requires affirmative enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price before upfront selling commissions and dealer manager fees at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the three and nine months ended September 30, 2020, the Company incurred management fees of $5.0 million and $13.6 million, respectively. During the period from April 1, 2019 to September 30, 2019, the Company incurred management fees of $2.8 million.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the nine months ended September 30, 2020, the Company issued 554,198 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $1.7 million related to the management fee as of September 30, 2020, which is included in Due to affiliates on the Company’s Consolidated Balance Sheets. During October 2020, the Advisor was issued 81,344 unregistered Class I shares as payment for the $1.7 million management fee accrued as of September 30, 2020. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2020, the Company recognized $0 and $46,000, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Company recognized $2.3 million and $5.5 million, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations

The 2019 performance participation allocation became payable on December 31, 2019 and, in January 2020, the Company issued 480,539 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2020	December 31, 2019
Accrued stockholder servicing fee	$65,348	$44,086
Advanced organization and offering costs	6,194	7,290
Performance participation allocation	46	10,366
Accrued management fee	1,736	1,037
Accrued affiliate service provider expenses	246	112
Advanced operating expenses	198	450
Total	$73,768	$63,341

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of September 30, 2020 and December 31, 2019, the Company has accrued $65.3 million and $44.1 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital Group, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three and nine months ended September 30, 2020, the Company has incurred approximately $0.7 million and $1.8 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Company incurred approximately $0.2 million and $0.5 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Consolidated Statements of Operations

Advanced operating expenses

As of September 30, 2020 and December 31, 2019, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

As of September 30, 2020 and December 31, 2019, the Advisor had advanced approximately $0.1 million and $0.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts are being reimbursed to the Advisor one month in arrears.

Affiliate service provider expenses

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital Group and certain of its affiliates, to provide corporate legal support services to the Company. For the three and nine months ended September 30, 2020, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively.

11.	Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground lease as of September 30, 2020 ($ in thousands):

Operating Leases
2020 (remaining)	$100
2021	399
2022	399
2023	399
2024	399
Thereafter	16,754
Total undiscounted future lease payments	18,450
Difference between undiscounted cash flows and discounted cash flows	12,054
Total lease liability	$6,396

The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of September 30, 2020, the weighted average remaining lease term of the Company’s operating lease was 46 years.

Payments under the Company’s ground lease contain fixed payment components. The Company’s ground lease contained escalations prior to the Company’s hold period.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease payments	$64,196	$12,108	$164,417	$23,535
Variable lease payments	7,700	1,076	22,271	1,619
Rental revenue	$71,896	$13,184	$186,688	$25,154

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties ($ in thousands) as of September 30, 2020. Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2020 (remaining)	$30,389
2021	121,446
2022	112,016
2023	102,210
2024	88,729
Thereafter	391,698
Total	$846,488

13.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2020	December 31, 2019
Multifamily	$1,788,978	$1,038,777
Hotel	245,806	253,273
Industrial	381,070	330,110
Office	1,195,562	303,396
Medical office	199,276	39,143
Real estate-related securities	228,524	277,651
Other (Corporate)	211,564	147,972
Total assets	$4,250,780	$2,390,322

The following table sets forth the financial results by segment for the three months ended September 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$32,891	$—	$7,027	$28,005	$3,973	$—	$71,896
Hotel revenue	—	4,420	—	—	—	—	4,420
Other revenue	531	13	—	49	11	—	604
Total revenues	33,422	4,433	7,027	28,054	3,984	—	76,920
Expenses:
Rental property operating	13,186	—	1,641	9,644	1,444	—	25,915
Hotel operating	—	3,589	—	—	—	—	3,589
Total segment expenses	13,186	3,589	1,641	9,644	1,444	—	29,504
Income from real estate-related securities, net	—	—	—	—	—	11,068	11,068
Loss from unconsolidated real estate ventures	—	(666)	—	—	—	—	(666)
Segment net operating income	$20,236	$178	$5,386	$18,410	$2,540	$11,068	$57,818
Depreciation and amortization	$(15,702)	$(2,142)	$(4,161)	$(14,214)	$(2,324)	$—	$(38,543)

General and administrative							(2,023)
Management fees							(5,018)
Performance participation allocation							—
Interest expense							(22,539)
Other expense, net							(192)
Net loss							$(10,497)
Net loss attributable to non- controlling interests in consolidated joint ventures							139
Net loss attributable to non- controlling interests in Operating Partnership							43
Net loss attributable to stockholders							$(10,315)

The following table sets forth the financial results by segment for the three months ended September 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$5,937	$—	$7,247	$—	$13,184
Hotel revenue	—	10,238	—	—	10,238
Other revenue	498	95	11	—	604
Total revenues	6,435	10,333	7,258	—	24,026
Expenses:
Rental property operating	2,483	—	2,241	—	4,724
Hotel operating	—	6,131	—	—	6,131
Total segment expenses	2,483	6,131	2,241	—	10,855
Income from real estate-related securities, net	—	—	—	3,323	3,323
Loss from unconsolidated real estate ventures	—	(233)	—	—	(233)
Segment net operating income	$3,952	$3,969	$5,017	$3,323	$16,261
Depreciation and amortization	$(2,297)	$(2,065)	$(4,082)	$—	$(8,444)

General and administrative					(1,076)
Management fees					(1,713)
Performance participation allocation					(2,286)
Interest expense					(6,153)
Other income, net					335
Net loss					$(3,076)
Net loss attributable to non-controlling interests in consolidated joint ventures					25
Net loss attributable to stockholders					$(3,051)

The following table sets forth the financial results by segment for the nine months ended September 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$87,666	$—	$20,415	$68,777	$9,830	$—	$186,688
Hotel revenue	—	17,134	—	—	—	—	17,134
Other revenue	1,376	91	—	103	30	—	1,600
Total revenues	89,042	17,225	20,415	68,880	9,860	—	205,422
Expenses:
Rental property operating	33,457	—	5,003	23,059	3,354	—	64,873
Hotel operating	—	12,294	—	—	—	—	12,294
Total segment expenses	33,457	12,294	5,003	23,059	3,354	—	77,167
Loss from real estate-related securities, net	—	—	—	—	—	(27)	(27)
Loss from unconsolidated real estate ventures	—	(887)	—	—	—	—	(887)
Segment net operating income (loss)	$55,585	$4,044	$15,412	$45,821	$6,506	$(27)	$127,341
Depreciation and amortization	$(49,826)	$(6,284)	$(12,489)	$(34,319)	$(5,075)	$—	$(107,993)

General and administrative							(6,163)
Management fees							(13,560)
Performance participation allocation							(46)
Interest expense							(65,448)
Other expense, net							(29)
Net loss							$(65,898)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,186
Net loss attributable to non- controlling interests in Operating Partnership							458
Net loss attributable to stockholders							$(64,254)

The following table sets forth the financial results by segment for the nine months ended September 30, 2019 ($ in thousands):

	Multifamily	Hotel	Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$14,725	$—	$10,429	$—	$25,154
Hotel revenue	—	31,380	—	—	31,380
Other revenue	1,448	182	20	—	1,650
Total revenues	16,173	31,562	10,449	—	58,184
Expenses:
Rental property operating	6,062	—	3,157	—	9,219
Hotel operating	—	17,670	—	—	17,670
Total segment expenses	6,062	17,670	3,157	—	26,889
Income from real estate-related securities, net	—	—	—	6,868	6,868
Loss from unconsolidated real estate ventures	—	(46)	—	—	(46)
Segment net operating income	$10,111	$13,846	$7,292	$6,868	$38,117
Depreciation and amortization	$(8,493)	$(6,173)	$(6,186)	$—	$(20,852)

General and administrative					(2,877)
Management fees					(2,793)
Performance participation allocation					(5,501)
Interest expense					(15,625)
Other income, net					389
Net loss					$(9,142)
Net loss attributable to non-controlling interests in consolidated joint ventures					43
Net loss attributable to stockholders					$(9,099)

14.	Subsequent Events

Acquisitions

Subsequent to September 30, 2020, the Company acquired, in three separate transactions, industrial and multifamily real estate properties with an aggregate cost of approximately $809.0 million, exclusive of closing costs and related working capital.

On October 30, 2020, the Company acquired an interest in an affordable housing multifamily portfolio with a total of 958 units located in Jacksonville, Florida utilizing in part a $22.0 million loan from Starwood Capital Group.  The loan from Starwood Capital Group bears interest at LIBOR +3.00% and was repaid on November 3, 2020.

Status of the Offering

As of November 10, 2020, the Company had sold an aggregate of 85,814,360 shares of its common stock (consisting of 2,528,338 Class T shares, 44,855,707 Class S shares, 2,703,319 Class D shares, and 35,726,996 Class I shares) in the Offering resulting in net proceeds of approximately $1.8 billion to the Company as payment for such shares.

Subsequent to September 30, 2020, the Company repurchased $4.1 million of the Company’s common stock.

Follow-On Public Offering

On October 29, 2020, the Company filed a registration statement on Form S-11 with the SEC for its follow-on public offering, which has not yet been declared effective.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties, including risks related to the COVID-19 pandemic. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

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

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States. We may diversify our portfolio on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we also may invest in debt secured by commercial real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole partner. We and the Operating Partnership are externally managed by the Advisor.

Our board of directors has at all times oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Advisor, the Operating Partnership and us (the “Advisory Agreement”), we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We have registered with the SEC an Offering of up to $5.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow.  We intend to continue selling shares in the Offering on a monthly basis. On October 29, 2020, we filed a registration statement on Form S-11 with the SEC for our follow-on public offering, which has not yet been declared effective.

As of November 10, 2020, we had received net proceeds of $1.8 billion from selling an aggregate of 85,814,360 shares of our common stock (consisting of 2,528,338 Class T shares, 44,855,707 Class S shares, 2,703,319 Class D shares, and 35,726,996 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “Portfolio.”

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020.

Many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and limiting operations for non-essential businesses. We have been following guidance from the Centers for Disease Control and Prevention and local health authorities to ensure we have the plans and resources in place to safeguard the health and wellbeing of our colleagues and their families, our business partners, our investors and tenants. The Advisor continues to operate normally across investment, asset management and corporate support functions. The Advisor’s technology infrastructure has proven to be capable of supporting this operating model.

COVID-19 has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted most investment asset classes including real estate. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results, such as the potential negative impact to the tenants of our office, medical office, industrial and multifamily properties, the potential closure of certain of our hotel assets, financing arrangements, increased costs of operations, decrease in values of our investments in real estate and real estate-related securities, changes in law or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact COVID-19 will have on our future financial results at this time.

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact on rent collections for the three and nine months ended September 30, 2020. As of the date of this filing, we have collected approximately 97% of our rents for the three months ended September 30, 2020, which is in line with pre-COVID-19 collections.

Our operating results depend, in large part, on revenues derived from leasing to residential and commercial tenants and the ability of our tenants to earn sufficient income to pay their rents in a timely manner.  While we have performed relatively well in this regard, the rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on us. Its duration and severity, the extent of the adverse health impact on the general population and governmental measures implemented to prevent its spread and cushion the economic impact on consumers, are among the unknowns. These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations and overall performance.

Beginning in March 2020, our hotel segment experienced a material decrease in occupancy. The conditions caused by COVID-19 have had a material impact on the performance of our hotel assets for the three months ended September 30, 2020.  We expect that quarantines and travel restrictions may cause our hotel properties to continue operate at reduced occupancy.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities. This had a significant impact on our investments in real estate-related securities. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system. See “—Results of Operations — Income (Loss) from Real Estate-Related Securities, Net.”

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

Q3 2020 Highlights

Operating Results:

•	Raised $158.7 million and $667.5 million of proceeds in the Offering during the three and nine months ended September 30, 2020, respectively.
•

Declared monthly net distributions totaling $21.1 million and $56.8 million for the three and nine months ended September 30, 2020, respectively.  As of September 30, 2020, the annualized net distribution rate was 5.0% for Class S, 5.0% for Class T, 5.6% for Class D and 5.8% for Class I shares.

•

Year-to-date total return through September 30, 2020, excluding upfront selling commissions, was 2.7% for Class S, 2.9% for Class T, 3.2% for Class D and 3.3% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Inception through September 30, 2020 annualized total return, excluding upfront selling commissions and dealer manager fees, was 8.7% for Class S, 8.3% for Class T, 9.0% for Class D and 9.4% for Class I shares. Inception-to-date annualized total return assuming full upfront selling commissions and dealer manager fees, was 6.6% for Class S, 6.3% for Class T and 8.1% for Class D shares.

Investments:

•

In July 2020 and August 2020, we closed on a three-property affordable housing portfolio in Florida that was a follow-on to the larger Southeast Affordable Housing Portfolio we already own. The purchase price was $107.2 million and is comprised of 904 apartment units that were 97% occupied at closing.

•

In August 2020, we acquired a fee-simple interest in a multifamily property in Atlanta, GA (“The Baxter Decatur”) for $82.0 million, excluding closing costs. The Baxter Decatur has 290 units that were 89% occupied at closing.

•

In September 2020, we acquired a fee-simple interest in a 398,000 square foot light industrial park in Nashville, Tennessee (the “Airport Logistics Park”) for $62.3 million, excluding closing costs.  The Airport Logistics Park is comprised of six buildings.  The Airport Logistics Park had an occupancy of 100% at closing.

•

Subsequent to September 30, 2020, we closed on three investments for a total purchase price of $809.0 million including: a portfolio of 3,660 affordable housing units located primarily in Virginia and North Carolina, a 4-asset industrial portfolio comprised of 1.3 million square feet of Class A properties in the Baltimore-Washington CMSA and 958 affordable housing units located in Jacksonville, Florida.

Financings:

•	During the three months ended September 30, 2020, we closed an aggregate of $166.9 million in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real properties, investments in real estate-related securities and cash and cash equivalents based on AUM as of September 30, 2020:

The following charts further describe the composition of our assets across investments in real properties, investments in real estate-related securities and cash and cash equivalents and by geography based on AUM as of September 30, 2020:

Investment in Real Estate

As of September 30, 2020, we had acquired 105 investments in real estate and one investment in an unconsolidated real estate joint venture with an aggregate purchase price of approximately $3.8 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of September 30, 2020 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	41	10,036 units	94%	$1,856,330	$89,042	43%
Hotel	9	1,293 keys	56%	210,665	17,225	8%
Industrial	39	4.47 sq. ft	98%	398,897	20,415	10%
Office	14	2.86 sq. ft.	93%	1,208,307	68,880	34%
Medical office	3	0.39 sq. ft.	91%	205,900	9,860	5%
Total	106			$3,880,099	$205,422	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended September 30, 2020.

(2)	Based on fair value as of September 30, 2020.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of September 30, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	98%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	95%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	94%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	93%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	96%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	92%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	96%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	91%
Southeast Affordable Housing Portfolio	21	Various	Various	100%	568.1	4,240	95%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	102.0	599	85%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	82.0	290	88%
Total Multifamily	41				1,769.3	10,036
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	55%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	54%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	91%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	614.3	0.91	91%
Total Office	14				1,182.7	2.86
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	62.3	0.40	100%
Total Industrial	39				381.9	4.47
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	90%
Total Medical Office	3				196.7	0.39

Total Investment Properties	106				$3,771.9

(1)

Certain of the joint venture agreements entered into by us provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within Net (income) loss attributable to non-controlling interests in consolidated joint ventures. The table also includes a property owned by an unconsolidated entity.
(2)	Purchase price excludes acquisition costs and acquired working capital of $30.5 million.
(3)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended September 30, 2020.

(4)	Purchase price represents our initial equity investment into the joint venture.

Impact of COVID-19 – Impairment Analysis

As of September 30, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of September 30, 2020, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly evolving environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate-Related Securities

The following table details our investments in real estate-related securities as of September 30, 2020 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	57	3.27%	June 6, 2046	$228,263	$225,295
CMBS	1	5.76%	July 25, 2039	3,446	3,229
	58			$231,709	$228,524

(1)	As of September 30, 2020, our RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and our CMBS investment had floating rate coupon of 5.76%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The following chart describes the diversification of our real estate-related securities by type based on fair value as of September 30, 2020:

As of September 30, 2020, approximately 5% of our overall portfolio is invested in real estate-related securities which provides us with additional liquidity for our share repurchase plan. RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans.

Lease Expirations

The following table details the expiring leases at our industrial, office and medical office properties by annualized base rent as of September 30, 2020 ($ in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2020 (remaining)	$—	0%	$399	0%	$578	1%	$977	1%
2021	2,006	2%	4,308	3%	1,555	1%	7,869	6%
2022	2,914	2%	10,276	9%	1,701	1%	14,891	12%
2023	4,385	3%	8,270	7%	2,259	2%	14,914	12%
2024	2,997	2%	7,258	6%	2,478	2%	12,733	10%
2025	3,226	3%	5,570	4%	768	1%	9,564	8%
2026	1,752	1%	12,615	10%	1,157	1%	15,524	12%
2027	1,230	1%	5,167	4%	1,298	1%	7,695	6%
2028	—	0%	6,567	5%	324	0%	6,891	5%
2029	871	1%	3,106	2%	879	1%	4,856	4%
Thereafter	4,425	4%	24,307	19%	1,712	1%	30,444	24%
Total	$23,806	19%	$87,843	69%	$14,709	12%	$126,358	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$71,896	$13,184	$186,688	$25,154
Hotel revenue	4,420	10,238	17,134	31,380
Other revenue	604	604	1,600	1,650
Total revenues	76,920	24,026	205,422	58,184
Expenses
Rental property operating	25,915	4,724	64,873	9,219
Hotel operating	3,589	6,131	12,294	17,670
General and administrative	2,023	1,076	6,163	2,877
Management fees	5,018	1,713	13,560	2,793
Performance participation allocation	—	2,286	46	5,501
Depreciation and amortization	38,543	8,444	107,993	20,852
Total expenses	75,088	24,374	204,929	58,912
Other income (expense)
Loss from unconsolidated real estate ventures	(666)	(233)	(887)	(46)
Income (loss) from real estate-related securities, net	11,068	3,323	(27)	6,868
Interest expense	(22,539)	(6,153)	(65,448)	(15,625)
Other (expense) income, net	(192)	335	(29)	389
Total other expense	(12,329)	(2,728)	(66,391)	(8,414)
Net loss	$(10,497)	$(3,076)	$(65,898)	$(9,142)
Net loss attributable to non-controlling interests in consolidated joint ventures	$139	$25	$1,186	$43
Net loss attributable to non-controlling interests in Operating Partnership	43	—	458	—
Net loss attributable to stockholders	$(10,315)	$(3,051)	$(64,254)	$(9,099)

Total Revenues

During the three months ended September 30, 2020 and 2019, total revenues were $76.9 million and $24.0 million, respectively. During the nine months ended September 30, 2020 and 2019, total revenues were $205.4 million and $58.2 million, respectively.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  During the three months ended September 30, 2020 and 2019, rental revenue was $71.9 million and $13.2 million, respectively. During the nine months ended September 30, 2020 and 2019, rental revenue was $186.7 million and $25.2 million, respectively. The increase is driven by the growth in our portfolio, which increased from 19 properties as of September 30, 2019 to 97 properties as of September 30, 2020.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially.  As of October 15, 2020, we had collected 97% of our September 2020 rental income, which is consistent with pre-pandemic levels. To date we have received very few requests from our tenants seeking concessions.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue. During the three months ended September 30, 2020 and 2019, hotel revenue was $4.4 million and $10.2 million, respectively. During the nine months ended September 30, 2020 and 2019, hotel revenue was $17.1 million and $31.4 million, respectively. Beginning in March 2020, our hotel segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined from approximately 83% in February 2020 to approximately 55% in September 2020.

During the three months ended September 30, 2020 and 2019, other revenue was $0.6 million and $0.6 million, respectively.  During the three months ended September 30, 2020 and 2019, other revenue primarily consists of deferred income of $0.2 million and $0.5 million, respectively, associated with the discharge of certain housing development loans. During the nine months ended September 30, 2020 and 2019, other revenue was $1.6 million and $1.7 million, respectively.  During the nine months ended September 30, 2020 and 2019, other revenue primarily consists of deferred income of $0.6 million and $1.4 million, respectively, associated with the discharge of certain housing development loans.

See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the accounting treatment of deferred income.

Rental Property Operating and Hotel Operating Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2020 and 2019, rental property operating and hotel operating expenses were $29.5 million and $10.9 million, respectively. During the nine months ended September 30, 2020 and 2019, rental property operating and hotel operating expenses were $77.2 million and $26.9 million, respectively. The increase is driven by the growth in our portfolio, which increased from 28 properties as of September 30, 2019 to 106 properties as of September 30, 2020.

General and Administrative Expenses

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2020 and 2019, general and administrative expenses were $2.0 million and $1.1 million, respectively. During the nine months ended September 30, 2020 and 2019, general and administrative expenses were $6.2 million and $2.9 million, respectively. The variance is due to increased corporate-level expenses related to the increased size of our portfolio.

Management Fees

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. The Advisor waived the management fee for the period January 1, 2019 through March 31, 2019 and we began accruing the management fee beginning April 1, 2019. During the three months ended September 30, 2020 and 2019, management fees were $5.0 million and $1.7 million, respectively. During the nine months ended September 30, 2020 and 2019, management fees were $13.6 million and $2.8 million, respectively. The increase was primarily due to the growth in our NAV which increased $1.0 billion from September 30, 2019 to September 30, 2020.

Performance Participation Allocation

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended September 30, 2020 and 2019, the performance participation allocation was $0.0 million and $2.3 million, respectively. During the nine months ended September 30, 2020 and 2019, the performance participation allocation was $46,000 and $5.5 million, respectively. The decreases are driven by a lower total return for the three and nine month periods ended September 30, 2020 compared to the same time periods in 2019.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended September 30, 2020 and 2019, depreciation and amortization expenses were $38.5 million and $8.4 million, respectively. During the nine months ended September 30, 2020 and 2019, depreciation and amortization expenses were $108.0 million and $20.9 million, respectively. The increase is driven by the growth in our portfolio, which increased from 27 consolidated properties as of September 30, 2019 to 105 consolidated properties as of September 30, 2020.

Income (Loss) from Real Estate-Related Securities, Net

During the three months ended September 30, 2020 and 2019, income from real estate-related securities, net was $11.1 million and $3.3 million, respectively, which consisted of the interest income, unrealized gains/(losses), and realized gains/(losses) on our investments in real estate-related securities. During the nine months ended September 30, 2020 and 2019, (loss) income from real estate-related securities, net was $27,000 and $6.9 million, respectively.

The spread of COVID-19 during the nine months ended September 30, 2020, led to extreme market volatility and dislocations in the financial markets, which have in turn caused significant yield spread widening on most fixed income assets, volatility in interest rates and a severe drop in liquidity across virtually all asset classes. The market volatility led to a decrease in unrealized losses during the three months ended September 30, 2020 but an increase in unrealized losses during the nine months ended September 30, 2020 in our real estate-related securities portfolio.

Interest Expense

During the three months ended September 30, 2020 and 2019, interest expense was $22.5 million and $6.2 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility and borrowings under our repurchase agreements. During the nine months ended September 30, 2020 and 2019, interest expense was $65.4 million and $15.6 million, respectively. The increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness on such investments.

The September 30, 2020 balance also includes unrealized losses of $9.4 million relating to the fair value of the Company’s interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include straight-line rental income, amortization of above- and below-market lease intangibles, unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, amortization of restricted stock awards, performance participation allocation not payable in cash, even if units previously issued by the Company to settle the payable are repurchased by us and similar adjustments for non-controlling interests. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to stockholders	$(10,315)	$(3,051)	$(64,254)	$(9,099)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	38,543	8,444	107,993	20,852
Investment in unconsolidated real estate ventures – depreciation and amortization	187	197	553	420
Amount attributable to non-controlling interests for above adjustments	(507)	—	(2,736)	—
FFO attributable to stockholders	27,908	5,590	41,556	12,173
Adjustments to arrive at AFFO:
Straight-line rental income	(2,962)	(403)	(6,149)	(556)
Amortization of above- and below-market lease intangibles, net	44	26	59	39
Unrealized (gains) losses from changes in the fair value of real estate-related securities and other financial instruments	(7,689)	127	13,803	821
Non-cash performance participation allocation	—	2,286	46	5,501
Amortization of deferred financing costs	1,262	247	2,303	592
Amortization of restricted stock awards	38	—	80	50
Amount attributable to non-controlling interests for above adjustments	100	(18)	273	(24)
AFFO attributable to stockholders	$18,701	$7,855	$51,971	$18,596

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

Impact of COVID-19 on our NAV

For the nine months ended September 30, 2020, the decrease in our NAV was principally driven by unrealized mark-to-market declines across our investments in real estate-related securities, as well as reduced valuations of our real estate properties from incorporating our estimate of the impact of the COVID-19 pandemic.

Real Estate Portfolio Valuation

As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined from approximately 83% in February 2020 to approximately 55% in September 2020. Decreased current and future cash flows at our hospitality assets due to reduced occupancy and rates, as well as the forecasted timing for operations to recover to stabilization led to reduced property values.

In our residential and office segments, the valuations through September 2020 have remained relatively unchanged post COVID-19. However, future valuations might be negatively impacted depending on the outcomes of various factors such as: additional shutdowns, a second wave of COVID-19 infections, and if the Federal government does not provide additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, and/or higher tenant delinquencies which may result in lower operating cash flows and valuations.

In our industrial segment, the September 2020 valuations of our industrial assets saw a modest increase in their values based on strong operating performance post COVID-19 and robust investor demand for this asset class.

As of the end of each of March 2020, June 2020 and September 2020, our independent valuation advisor and external third-party appraisal firms, for select assets, valued the real estate portfolio to reflect the most recent market conditions.

Investments in Real Estate-Related Securities

A portion of our portfolio is invested in marketable securities in order to provide us with liquidity for our share repurchase program. As of September 30, 2020, the securities allocation was approximately 99% invested in seasoned RMBS and approximately 1% invested in CMBS. In the middle of March 2020, the capital markets experienced severe volatility as a result of market dislocation. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system.

Net Asset Value

The purchase price per share for each class of our common stock is the then-current transaction price, which generally equals our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV ($ and shares in thousands):

Components of NAV	September 30, 2020
Investments in real properties	$3,880,099
Investments in real estate-related securities	228,524
Cash and cash equivalents	132,341
Restricted cash	126,157
Other assets	48,562
Debt obligations	(2,584,905)
Subscriptions received in advance	(88,402)
Other liabilities	(71,533)
Performance participation accrual	(46)
Management fee payable	(1,736)
Accrued stockholder servicing fees(1)	(652)
Minority interest	(15,022)
Net Asset Value	$1,653,387
Number of outstanding shares	77,415

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of September 30, 2020, we have accrued under GAAP $65.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2020:

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$48,246,917	$874,910,650	$53,034,260	$666,943,124	$10,252,106	$1,653,387,057
Number of outstanding shares	2,270,733	40,910,827	2,491,810	31,261,064	480,539	77,414,973
NAV per share as of September 30, 2020	$21.25	$21.39	$21.28	$21.33	$21.33

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.4%	5.2%
Hotel	9.2%	7.8%
Office	7.4%	6.0%
Industrial	7.0%	5.9%
Medical Office	6.6%	5.7%

These assumptions are determined by the Advisor and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	1.9%	1.8%	1.9%	1.7%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.7)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.1%	1.8%	2.9%	2.7%	3.1%
(weighted average)	0.25% increase	(2.8)%	(1.7)%	(2.6)%	(2.5)%	(2.8)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2020
Stockholders’ equity under U.S. GAAP	$1,366,098
Redeemable non-controlling interest	10,252
Total partners' capital of Operating Partnership	1,376,350
Adjustments:
Accrued stockholder servicing fee	64,696
Advanced organization and offering costs and Advanced operating expenses	6,425
Unrealized real estate appreciation	64,183
Accumulated depreciation and amortization	141,733
NAV	$1,653,387

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.9315 per share for the nine months ended September 30, 2020. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the dealer manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2020:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2020	$0.0881	$0.0879	$0.0989	$0.1035
February 29, 2020	0.0890	0.0889	0.0993	0.1035
March 31, 2020	0.0880	0.0879	0.0989	0.1035
April 30, 2020	0.0888	0.0887	0.0992	0.1035
May 31, 2020	0.0883	0.0882	0.0990	0.1035
June 30, 2020	0.0887	0.0888	0.0992	0.1035
July 31, 2020	0.0881	0.0882	0.0990	0.1035
August 31, 2020	0.0881	0.0882	0.0990	0.1035
September 30, 2020	0.0887	0.0886	0.0991	0.1035
Totals	$0.7958	$0.7954	$0.8916	$0.9315

The following table summarizes our distributions declared during the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$10,332	49%	$3,152	44%
Reinvested in shares	10,769	51%	3,955	56%
Total distributions	$21,101	100%	$7,107	100%

Sources of Distributions
Cash flows from operating activities	$21,101	100%	$7,107	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$21,101	100%	$7,107	100%

Cash flows from operating activities	$28,840		$10,364
Funds from operations	$27,908		$5,590

The following table summarizes our distributions declared during the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$26,013	46%	$5,680	43%
Reinvested in shares	30,756	54%	7,462	57%
Total distributions	$56,769	100%	$13,142	100%

Sources of Distributions
Cash flows from operating activities	$56,769	100%	$13,142	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$56,769	100%	$13,142	100%

Cash flows from operating activities	$78,770		$29,159
Funds from operations	$41,556		$12,173

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $159.5 million of immediate liquidity as of September 30, 2020, made up of $27.2 million of undrawn line of credit capacity and $132.3 million of cash on hand. In addition, the Company holds a $114.1 million net position in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Subsequent to March 31, 2020, we have experienced a decline in net proceeds received from our Offering as compared to pre-COVID-19 levels. The sale of shares of our common stock have improved since reaching a trough in April 2020. For the nine months ended September 30, 2020, we raised $667.5 million of proceeds in the Offering. In addition, for the nine months ended September 30, 2020, we have honored $28.9 million of repurchase requests under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2020, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of September 30, 2020 and December 31, 2019 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)	Maximum Facility Size	September 30, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	2.69%	9/26/2029	N/A	$1,543,340	$1,004,423
Total fixed rate loans				1,543,340	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.75%	3/1/2025	N/A	779,097	240,599
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				951,897	240,599
Total loans secured by the Company's properties				2,495,237	1,245,022
Deferred financing costs, net				(13,033)	(7,136)
Premium on assumed debt, net				268	216
Mortgage notes and revolving credit facility, net				$2,482,472	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2020, one-month LIBOR was equal to 0.15%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)	Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

Subsequent to September 30, 2020, we raised $170.7 million in the Offering and received approximately $4.1 million of investor requests to repurchase their shares, which totaled approximately 0.25% of our NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$78,770	$29,159
Cash flows used in investing activities	(1,866,638)	(858,428)
Cash flows provided by financing activities	1,857,406	815,165
Net increase (decrease) in cash and cash equivalents and restricted cash	$69,538	$(14,104)

Cash flows provided by operating activities increased $49.6 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019. This increase resulted from the operations of the investments in real estate and income on our investments in real estate-related securities.

Cash flows used in investing activities increased $1,008.2 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to an increase in acquisitions of $1,306.4 million of real estate investments offset by $(307.0) million lower net acquisitions of real estate-related securities.

Cash flows provided by financing activities increased $1,042.2 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a net increase of $970.6 million in borrowings, $104.9 million in proceeds from the issuance of our common stock, $(1.0) million of net repayments under repurchase agreements and $(20.4) million in distributions.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2020 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$3,060,702	$79,286	$370,580	$850,674	$1,760,162
Ground lease	18,450	399	798	798	16,455
Organizational and offering costs	6,197	1,458	2,916	1,823	—
Advanced operating expenses	121	28	57	36	—
Total	$3,085,470	$81,171	$374,351	$853,331	$1,776,617

(1)

The allocation of our indebtedness includes both principal and interest payments based on the maximum maturity date where we, at our own discretion, have extension options and interest rates in effect at September 30, 2020.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of September 30, 2020, the outstanding principal balance of our variable rate mortgage indebtedness was $951.9 million.

Certain of our mortgage loans and repurchase agreements are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the nine months ended September 30, 2020, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.5 million.

Investments in Real Estate-Related Securities

As of September 30, 2020, we held $228.5 million of real estate-related securities.  Certain of our investments in real estate-related securities are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2020, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2020, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $22.9 million.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Aside from COVID-19 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our public offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the nine months ended September 30, 2020, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 10 – “Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. For the three months ended September 30, 2020, the Advisor elected to receive its management fees in Class I shares. We issued 75,545 and 78,556 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2020 and August 2020, respectively. Additionally, we issued 81,344 unregistered Class I shares to the Advisor in October 2020 in satisfaction of the September 2020 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On December 27, 2017, our Registration Statement on Form S-11 (File No. 333-220997), covering our Offering of up to $5.0 billion of common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act.  The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. Starwood Capital, L.L.C., a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering.

The following table presents information about the Offering and use of proceeds therefrom as of September 30, 2020 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	2,402	41,665	2,562	30,839	77,468
Gross offering proceeds	$51,182	$879,637	$53,558	$650,248	$1,634,625
Selling commissions and dealer manager fees	(995)	(8,306)	—	—	(9,301)
Accrued stockholder servicing fees	(397)	(7,628)	(132)	—	(8,157)
Net offering proceeds	$49,790	$863,703	$53,426	$650,248	$1,617,167

We primarily used the net proceeds from the Offering toward the acquisition of $3.5 billion of real properties and $522.2 million of real estate-related securities. In addition to the net proceeds from the Offering, we financed our investments with $2.2 billion of financing secured by our investments in real estate and $114.4 million of net repurchase agreements.  See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter).

Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, we may make exceptions to, modify, suspend or terminate the share repurchase plan.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended September 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
July 2020	80,876	0.11%	$21.24	80,876	—
August 2020	74,746	0.10%	21.33	74,746	—
September 2020	134,452	0.17%	21.33	134,452	—
Total	290,074		$21.30	290,074	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $74.1 million of Class S, Class T, Class D and Class I shares based on our June 30, 2020 NAV in the second quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

The Special Limited Partner holds 480,539 Class I units in the Operating Partnership. Any redemption of Class I units held by the Special Limited Partner would occur outside of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

3.3	Amended & Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on October 18, 2017 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 10, 2020	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 10, 2020	/s/ Dave Guiteau
Date	Dave Guiteau
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)