Form 10-K
period 2020-12-31
Starwood Real Estate Income Trust, Inc.
filed 2021-03-26
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56046

Starwood Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in Governing Instruments)

Maryland	1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	82-2023409
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:  (305) 695-5500

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 26, 2021, the issuer had the following shares outstanding: 2,674,868 shares of Class T common stock, 60,490,804 shares of Class S common stock, 4,609,087 shares of Class D common stock and 51,272,962 shares of Class I common stock.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Risks Related to Our Organizational Structure

•	Investors will not have the opportunity to evaluate our future investments before we make them.
•

Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases are subject to available liquidity and other significant restrictions. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.

•

We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of our common stock or Operating Partnership (defined below) units to the Special Limited Partner (defined below)), and we have no limits on the amounts we may pay from such sources.

•

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

•

The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) (subject to material changes) and are not based on any public trading market. While there are independent annual appraisals of our properties, the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

•	Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.
•

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

•	The return on an investment in our stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

Risks Related to Investments in Real Estate

•	Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
•	The spread of COVID-19 and the related government and corporate response may adversely affect our operations.
•	Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
•	We may change our investment and operational policies without stockholder consent.
•	We may have difficulty selling our properties, which may limit our ability to pay distributions.
•

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

•	The inability of property managers to effectively operate our properties and leasing agents to profitably lease vacancies in our properties would hurt our financial performance.
•	Our properties face significant competition.

General Risks Related to Investments in Real Estate-Related Debt

•	Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
•	Reinvestment risk could affect the price for our shares or their overall returns.
•

Real estate-related debt investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

•

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

General Risks Related to Investments in Real Estate-Related Securities

•	We have invested and may in the future invest in high-yield securities which are generally subject to more risk than higher rated securities.
•	Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
•	The lack of liquidity in our securities investments may adversely affect our business.
•	We have and may in the future acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

Risks Related to Debt Financing

•	We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks and could decrease the value of our shares.
•	If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
•	Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
•

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

Risks Related to our Relationship with the Advisor and the Dealer Manager

•

We depend on Starwood REIT Advisors, L.L.C. (the “Advisor”) to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

•

The fees we pay in connection with our operations and our public offering and the agreements entered into with the Advisor, Starwood Capital, L.L.C. (the “Dealer Manager”) and their affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

•

The management fee and performance participation interest may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments that increase the risk of our real estate portfolio.

•	The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
•

Certain other investment funds and accounts sponsored by affiliates of our Advisor have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Risks Related to our REIT Status and Certain Other Tax Items

•

If we do not qualify as a REIT (defined below), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved.

•	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may reduce your overall return.
•	The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.
•	Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
•	We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
•	Our board of directors is authorized to revoke our REIT election without stockholder approval.
ITEM 1.	BUSINESS

References herein to “Starwood Real Estate Income Trust,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019. We were organized to invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States. We may diversify our portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, we may invest in debt secured by commercial real estate and real estate-related securities.  We are the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” or “Starwood Capital”), owns a special limited partner interest in the Operating Partnership.  Substantially all of our business is conducted through the Operating Partnership. We and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

Our board of directors has at all times had oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership.  Pursuant to an advisory agreement among the Advisor, the Operating Partnership and us (the “Advisory Agreement”), we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock (in any combination of purchases of Class S, Class T, Class D and Class I shares of our common stock), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis. Starwood Capital, L.L.C. (the “Dealer Manager”), an affiliate of the Advisor, serves as the exclusive dealer manager for the Offering. On October 29, 2020, we filed a registration statement on Form S-11 with the SEC for our follow-on public offering, which we anticipate will become effective in 2021.

As of December 31, 2020, we owned 144 real estate properties, one investment in an unconsolidated real estate venture and had 56 positions in real estate-related securities.  We currently operate in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Real Estate-Related Securities.

As of March 26, 2021, we had received net proceeds of $2.5 billion from selling an aggregate of 120,404,905 shares of our common stock (consisting of 2,850,070 Class T shares, 61,954,369 Class S shares, 4,699,738 Class D shares, and 50,900,728 Class I shares).  We have primarily used the net proceeds to make investments in real estate and real estate-related securities.

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

•	We cannot assure you that we will achieve our investment objectives. See Item 1A — “Risk Factors” section of this Annual Report on Form 10-K.

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders.  Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2020 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.  Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with over $70 billion in assets under management as of September 30, 2020.  It has sponsored 16 private opportunistic real estate funds, 15 co-investment entities and eight public companies since its inception.  Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

Our investment strategy is primarily to acquire stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties, located in the United States but may also be diversified on a global basis through investments in properties, outside of the United States, with a focus on Europe. To a lesser extent, and subject to the investment limitations described herein, we also may invest in debt secured by commercial real estate and real estate-related securities. Our investments in real estate-related securities provide us with current income, a source of liquidity for our share repurchase plan and cash management.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event, potentially in an unfavorable market, at the end of that period.

Investments in Properties

To execute our investment strategy, we invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties, located in the United States but may also be diversified on a global basis through investments in properties, outside of the United States, with a focus on Europe.  These may include multifamily, office, hotel, industrial and retail assets, as well as other property types, including, without limitation, medical office, student housing, senior living, data centers, manufactured housing and storage properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned.  We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

We do not designate specific sector allocations for the portfolio; rather we invest in markets or asset classes where we see the best opportunities that support our investment objectives.

Investments in Real Estate-Related Debt

Our portfolio is principally comprised of properties located in the United States but may also be diversified by investing in debt secured by properties. We expect these investments will be focused in debt secured by real properties in the United States. We may also invest in debt secured by properties outside of the United States, with a focus on Europe.

Our real estate-related debt investments may include first mortgages, subordinated mortgages and mezzanine loans, participations in such loans and other debt secured by or relating to the types of commercial real estate that are the focus of our real estate strategy. An allocation of our overall portfolio to real estate-related debt may allow us to add sources of income and further diversify our portfolio. The type of real estate-related debt investments we seek to acquire are obligations backed principally by real estate of the type that generally meets our criteria for direct investment. Mortgage loans are typically secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Mezzanine loans may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than mortgage lending because the investment may become unsecured because of foreclosure by the senior lender. We do not intend to make loans to other persons or to engage in the purchase and sale of any types of investments other than those related to real estate.

Investments in Real Estate-Related Securities

We own a portfolio of real estate-related securities. Our real estate-related securities investments provide us with current income and allow us to maintain appropriate liquidity levels in order to satisfy monthly repurchase requests under our share repurchase plan and serve as a cash management strategy before investing offering proceeds into longer-term real estate assets.

The Advisor has entered into an Investment Management Agreement (the “Investment Management Agreement”) with BlackRock Financial Management, Inc. (“BlackRock”). Pursuant to the Investment Management Agreement, BlackRock serves as a sub-advisor to the Advisor and acts as the investment manager for our portfolio of real estate-related securities and other investments that provide liquidity for our share repurchase plan, cash management and other purposes. Real estate-related securities may comprise up to 20% of our assets.

Our securities portfolio focuses primarily on investments in residential mortgage-backed securities (“RMBS”). RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans. To a lesser extent, we may invest in commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). Additionally, while we do not intend to make open market purchases of common stock in public equity REITs or other companies focused on owning real property, we may make such investments in companies with mortgages as one of their core businesses.

We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), and we intend to generally divest appropriate securities before any such registration would be required. We may also invest, without limitation, in securities that are unregistered (but are eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale. However, we may only invest in equity securities if a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio of investments. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) our gross real estate assets (measured using the greater of fair market value and cost) plus the equity in our real estate-related debt and securities portfolios. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, is not included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related securities portfolio has embedded leverage through the use of repurchase agreements. We may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.

During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity. Borrowings under our current line of credit or any future lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

Our actual leverage level is affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally cause our leverage ratio to increase, at least temporarily. Our leverage ratio also increases or decreases with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Advisor deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio in the range of 50% to 65% of our gross real estate assets and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed the range of 50% to 65%. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments. This limitation includes indebtedness for money borrowed with respect to our securities portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess.

Our charter prohibits us from obtaining loans from any of our directors, Starwood Capital or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances.

Our Taxation as a REIT

We believe we have operated in a manner that has allowed us to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with our taxable year ended December 31, 2019 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT.  As long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our net taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

We have formed wholly-owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs are subject to taxation at the federal, state and local levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

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

Human Capital

We have no employees.  Our operations are conducted by the Advisor. Our executive officers serve as officers of the Advisor, and are employed by an affiliate of the Advisor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationship and Related Transactions—The Advisor.”

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates.  See Item 1A “Risk Factors—Risks Related to Conflicts of Interest.”

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

Risks Related to Our Organizational Structure

You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We are not able to provide you with any information relating to any future properties, real estate-related debt or real estate-related securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from this offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate-related debt and real estate-related securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for shares of our common stock; therefore, stockholders’ ability to dispose of their shares will likely be limited to repurchase by us.  If a stockholder sells such shares to us, such stockholder may receive less than the price paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance are repurchased at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.  See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets consist of properties that generally cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, unemployment, stock market volatility and other impacts of the recent coronavirus pandemic, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Our investments may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	changes in the economy, including as a result of the coronavirus pandemic;
•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•	our inability to realize attractive risk-adjusted returns on our investments;
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•	defaults in our investment portfolio or decreases in the value of our investments.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units).  The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments.  Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced.  Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interests in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price paid for such shares.  We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We may also defer operating expenses or pay expenses (including the fees of the Advisor or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on stockholders’ investments. We may repurchase shares or redeem Operating Partnership units from the Advisor or the Special Limited Partner shortly after issuing shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute stockholders’ ownership interests in our portfolio of assets.  There is no guarantee any of our operating expenses will be deferred and the Advisor and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

We are dependent on Starwood Capital and its affiliates, including the Advisor, and their key personnel who provide services to us through the advisory agreement, and we may not find a suitable replacement for the Advisor if the advisory agreement is terminated, or for these key personnel if they leave Starwood Capital or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on the Advisor. Our officers, including our Chief Executive Officer, Chief Financial Officer and Secretary, are executive officers of Starwood Capital. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor. The officers and key personnel of the Advisor evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

The Advisor is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for the Other Starwood Accounts. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Starwood Capital will also be required by the Other Starwood Accounts. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that Starwood REIT Advisors, L.L.C. will remain the Advisor or that we will continue to have access to Starwood Capital’s officers and key personnel. In particular, the loss of the services of Mr. Barry S. Sternlicht, our Sponsor’s founder, could adversely affect our performance. The advisory agreement is expected to be renewed annually. If the advisory agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

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

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties and real estate-related debt and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors is required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

Payments to the Advisor or the Special Limited Partner in respect of any common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Advisor or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions.  The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to our stockholders or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Advisor paid to the Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares for which repurchase is requested during such period.  Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares for which repurchase is requested during such period.

Purchases and repurchases of shares of our common stock are not made based on the NAV per share of our common stock as of the date of purchase or repurchase.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the transaction price paid by such investor or the repurchase price received.  Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, sell and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such extraordinary cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the Advisor based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare quarterly update appraisals of approximately three-quarters of our real estate portfolio and will review and provide an opinion as to the reasonableness of such third-party appraisals for the remaining quarter. For each month that is not a quarter-end, the Advisor will also conduct a monthly valuation of our properties that are reviewed by our independent valuation advisor for reasonableness. Likewise, our investments in real estate-related debt and real estate-related securities with readily available quotations are initially valued at cost, and thereafter are valued monthly at fair market value.

Although monthly valuations of each of our real properties prepared by the Advisor are reviewed and provided an opinion as to reasonableness by our independent valuation advisor, such valuations are based on asset and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information is not independently verified by our independent valuation advisor. In addition, our investments in real estate-related debt and real estate-related securities, while a component of NAV, are valued by the Advisor, based on market quotations or at fair value, and are not reviewed for reasonableness or appraised by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of investments in real estate-related debt and real estate-related securities, will involve subjective judgments and projections and may not be accurate.  Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct.  Valuations and appraisals of our properties and certain of investments in real estate-related debt and real estate-related securities are estimates of fair value.  Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material.  In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.  There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and Starwood Capital, L.L.C., the dealer manager for the Offering (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets.  Because the price investors will pay for shares of our common stock in the Offering, and the price at which shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Annual appraisals of our properties are conducted on a rolling basis, such that properties are appraised at different times but each property would be appraised at least once per year.  When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts.  We will not retroactively adjust the NAV per share of each class reported for the previous month.  Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share is based in part on appraisals of each of our properties provided at least annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors.  As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation.  The Advisor will review appraisal reports and monitor our properties, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles, also known as GAAP.  These valuations, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying and purchasing suitable properties, investments in real estate-related debt and real estate-related securities on attractive terms.  There could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds.  We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities.  Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations.  It is not anticipated that the temporary investment of cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of the Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We have incurred GAAP net losses attributable to stockholders and an accumulated deficit in the past and may incur GAAP net losses attributable to stockholders and continue to have an accumulated deficit in the future.

For the year ended December 31, 2020, we had a GAAP net loss attributable to stockholders of $96.3 million resulting in a GAAP net loss per share of common stock, basic and diluted, of $1.35 for the year ended December 31, 2020. Our accumulated deficit and cumulative distributions as of December 31, 2020 was $224.2 million. We may incur net losses and continue to have an accumulated deficit in the future.

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

•	providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

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

Our charter permits our board of directors to authorize us to issue preferred stock ranking senior to our current common stock with respect to distribution rights upon our liquidation, dissolution or winding up or on terms that may discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval.  Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval.  Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights upon our liquidation, dissolution or winding up or with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future.  Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, of which 250,000,000 shares are classified as Class T shares, 250,000,000 shares are classified as Class S shares, 250,000,000 shares are classified as Class D shares and 250,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock.  In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares percentage ownership interests in us will be diluted.  Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure.  We are classified as an emerging growth company.  For as long as we are an emerging growth company, which may be until December 31, 2023, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

We depend on the Advisor to develop appropriate systems and procedures to control operational risks.

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

We are subject to the risk that our trading orders in real estate-related securities may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

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

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Starwood Capital, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Starwood Capital faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Starwood Capital because Starwood Capital holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Starwood Capital may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Starwood Capital’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Starwood Capital takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information.  Although Starwood Capital has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for the extended periods of time, cease to function properly or fail to adequately secure private information. Starwood Capital does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Starwood Capital, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Starwood Capital’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Starwood Capital and portfolio entities.  We, Starwood Capital or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Starwood Capital operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Starwood Capital operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in the State of California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Starwood Capital, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Starwood Capital’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Starwood Capital’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

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

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;
•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•	adverse economic conditions as a result of an epidemic, pandemic or other health-related issues in one or more markets where we own property;
•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•	vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•	increased competition for properties targeted by our investment strategy;
•	bankruptcies, financial difficulties or lease defaults by our tenants;
•	increases in interest rates and lack of availability of financing; and
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

The spread of COVID-19 and the related government and corporate responses may adversely affect our operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread globally.  The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.  Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.  The coronavirus has resulted in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has led to a substantial increase in unemployment.

COVID-19 has most directly impacted the performance of our hotel properties. Occupancy for our hotel portfolio has decreased considerably since March 2020. While our office, industrial and multifamily properties have fared better through the date of this filing, COVID-19 could still have a negative impact on other sectors of our property portfolio going forward. In particular, our multifamily properties may be impacted by increasing unemployment and lost wages resulting from the pandemic, impacting the ability of our tenants to pay rents and our ability to attract new tenants. We may also, for economic or regulatory reasons, defer or forgive rent for certain tenants of our properties. In particular, certain state and local governments have temporarily stayed any eviction proceedings. When these temporary stays expire, we may face increased rent defaults, deferrals or forgiveness. Our office and industrial properties may be impacted by tenant bankruptcies resulting from a continued economic downturn. The performance of our hotel properties could worsen as a result of a variety of factors, including a further decline in business and leisure travel, restrictions on travel imposed by governmental entities and employers and negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken in the future to curb the spread of the coronavirus may negatively impact our properties. The economic downturn resulting from the coronavirus could negatively impact our investments and operations, as well as our ability to make distributions to stockholders.

Although the U.S. Food and Drug Administration has approved certain therapies and two vaccines for emergency use and distribution to certain groups of individuals as of the date of this Annual Report on Form 10-K, (i) the initial rollout of vaccine distribution has encountered significant delays, and (ii) there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Our portfolio may be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment.  To the extent the Advisor concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography.  Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

We acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Starwood Capital’s prevailing policies and procedures.  Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.  Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy.  The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purposes of investing in real estate real estate-related debt and real estate-related securities.  Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles).  Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.  If such events occur, stockholders may experience a lower return on their investments.

We may make a substantial amount of joint venture investments, including with Starwood Capital affiliates.  Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have co-invested and may continue to co-invest with Starwood Capital affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures.  We may acquire non-controlling interests in joint ventures. We may pay fees to our joint venture partners, including incentive fees and promotes, which have the impact of reducing our profits from these joint venture investments.  Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business.  Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investment in the portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

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

The inability of property managers to effectively operate our properties and leasing agents to lease vacancies in our properties would hurt our financial performance.

The Advisor hires property managers to manage our properties and leasing agents to lease vacancies in our properties, some of whom are affiliates of the Advisor.  The property managers have significant decision-making authority with respect to the management of our properties.  We are particularly dependent on property managers of any hospitality and leisure properties we invest in.  Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function.  Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties.  Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our operations and ability to pay distributions.

Rental income from real property, directly or indirectly, constitutes a significant portion of our income.  Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition.  In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income.  Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we own, including in the face of the global economic events, natural disasters and public health or pandemic crises. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes.  We plan to carry insurance covering our properties under policies the Advisor deems appropriate.  The Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure our stockholders that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  In general, losses related to terrorism are becoming harder and more expensive to insure against.  Most insurers are excluding terrorism coverage from their all-risk policies.  In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property.  As a result, not all investments may be insured against terrorism.  If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities.  Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy.  As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government.  If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes.  In addition, we will generally be responsible for property taxes related to any vacant space.  If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties.  Consequently, any tax increases may adversely affect our results of operations at such properties.

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

Generally, commercial real estate financings are structured as nonrecourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default.  However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents.  A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender.  In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower.  It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments.  While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees.  We may provide “bad boy” guarantees on behalf of Other Starwood Accounts investing alongside us and as such, guarantees are not for borrowed money, they will typically not be included under our leverage limitations.  In addition, to the extent we develop properties, we may provide completion guarantees and assume standard obligations under development agreements.

We are subject to additional risks from our non-U.S. investments.

We may purchase real estate investments located internationally.  Non-U.S. real estate investments involve certain factors not typically associated with investing in real estate investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including compliance with the United States Foreign Corrupt Practices Act; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

Our industrial properties face unique risks, including risks that can impact our industrial property tenants.

Our industrial properties face unique risks, including risks that impact the tenants of these properties. First our industrial properties may be adversely affected if manufacturing activity decreases in the United States.

Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers.  Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties. In addition, the supply of industrial properties in the United States is expected to increase in the near term. These new properties may be preferable to older buildings as a result of tenant preferences. As a result, this new supply could have a negative impact on our industrial portfolio.

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

Substantially all of our leases for our multifamily properties are on a short-term basis.  Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

If any credit market disruptions or economic slowdowns occur, any investments in Multifamily properties may face increased competition from single-family homes, condominiums for rent and new supply, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our multifamily properties may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Competition can also be impacted by the addition of new supply of multifamily properties. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit.  The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily properties.

Lower revenue growth or significant unanticipated expenditures may result from rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult or less profitable for us to dispose of properties in certain circumstances. Expenses associated with investments in multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

The seasonal nature of the hospitality industry may have a negative impact on our hotel properties.

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

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, public health crises, location, room rates, quality, service levels, reputation and reservation systems, among many other factors.  There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us.  Competition also comes from non-traditional hospitality sources, such as home-sharing platforms.  This competition, along with other factors, such as overbuilding in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties.  The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire, including as a result of public health crises such as the COVID-19 pandemic which has resulted in the material decrease in occupancy at our hotel properties.  This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

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

Inflation may adversely affect our financial condition and results of operations.

An increase in inflation could have an adverse impact on our floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

General Risks Related to Investments in Real Estate-Related Debt

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return.  Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met.  An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer.  In addition, the market price of our investments will change in response to changes in interest rates and other factors.  During periods of declining interest rates, the market price of fixed-rate debt investments generally rises.  Conversely, during periods of rising interest rates, the market price of such investments generally declines.  The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These changes could have an impact on the value of our investments.

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

We may invest from time-to-time in real estate-related debt investments.  Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns.  Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.  The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure.  To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such an equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy.

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

General Risks Related to Investments in Real Estate-Related Securities

We have invested and may in the future invest in high-yield securities which are generally subject to more risk than higher rated securities.

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

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities.  Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares.  Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market.  When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available.  During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities.  We are more dependent on the Advisor’s research and analysis when investing in high-yield securities.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related securities (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof.  During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers.  Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties.  The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected.  Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.  There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

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

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans are affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

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

The real estate loans backing our mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall.  It may not be possible to predict, or to hedge against, such “spread widening” risk.  In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment-related debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

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

We will enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes.  Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative.  Leverage magnifies investment, market and certain other risks.  Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used.  The ability to successfully use derivative investments depends on the ability of the Advisor.  The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate.  The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell.  We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments).  In addition, the use of derivatives are subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  On February 3, 2017, President Trump

signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.  Future changes may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas. In addition, the new Biden Administration could enact new laws or executive orders in 2021 or later that could have a material impact on our business and ability to pay distributions to our stockholders.

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our acquisition of investment properties has been and will be financed in substantial part by borrowing, which increases our exposure to loss.  Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment.  Our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) gross real estate assets (measured using the greater of fair market value or cost) plus the equity in our real estate-related debt securities portfolios.  The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments.  Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties.  Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

We have lines of credits with financial institutions that are secured by certain of our assets. We may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering.  There can be no assurances that we will be able to maintain a line of credit on financially reasonable terms. In addition, we may not be able to obtain additional lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all.  If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio.  Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.  In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions.  We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions.  In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. There is uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult for financial sponsors like Starwood Capital to obtain favorable financing for investments.  During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.  Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.  Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

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

We use repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments.

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

Our debt includes floating-rate loans and repurchase agreements for which the interest rates are tied to LIBOR and real estate-related securities investments with interest payments based on LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The Advisor’s inability to retain the services of key real estate professionals, including Mr. Sternlicht who serves on the investment committee of the Advisor, could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, including Mr. Sternlicht who serves on the investment committee of the Advisor, each of whom would be difficult to replace.  There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well.  Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us.  If any of these persons were to cease their association with us, our operating results could suffer.  Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals.  If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

The Advisor is paid a management fee for its services based on our NAV, which will be calculated by The Bank of New York Mellon, our fund administrator, based on valuations provided by the Advisor.  In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV).  The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets.  The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV.  If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of a stockholder’s shares of common stock on a given date may not accurately reflect the value of our portfolio, and stockholders’ shares may be worth less than the purchase price or more than the repurchase price.

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

The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.  In addition, the change in NAV per share is based on the value of our investments on the applicable measurement dates and not on realized gains or losses.  As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

Starwood Capital and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us.  Specified policies and procedures implemented by Starwood Capital to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Starwood Capital’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities.  Because Starwood Capital has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business.  In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Starwood has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments.  For example, Starwood Capital will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Starwood Capital.  As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us.  In addition, to the extent that Starwood Capital is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we and the Advisor, as part of Starwood Capital, generally also are deemed to be in possession of such information or otherwise restricted.  This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility.  Additionally, the terms of confidentiality or other agreements with or related to companies in which any Starwood Capital fund has or has considered making an investment or which is otherwise a client of Starwood Capital will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies.  Starwood Capital may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

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

As part of its regular business, Starwood Capital provides a broad range of investment advisory and other businesses, which include the delivery of property management services in connection with hotel, retail and multifamily properties.  In addition, Starwood Capital and its affiliates may provide services in the future beyond those currently provided.  Our stockholders will not receive a benefit from the services provided to other investment vehicles or share in any of the fees generated by the provision of such services.  Starwood Capital may have relationships with, render services to or engage in transactions with government agencies or issuers or owners of securities that are, or are eligible to be, our investment opportunities.  As a result, employees of Starwood Capital may possess information relating to such issuers that is not known to our employees or the Advisor’s employees responsible for making investment decisions or for monitoring our investments and performing the other obligations under the Advisory Agreement.  Those employees of Starwood Capital are not obligated to share any such information with us or the Advisor and may be prohibited by law or contract from doing so.

In the regular course of its investment advisory business, Starwood Capital represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us.  In such a case, Starwood Capital’s client would typically require Starwood Capital to act exclusively on its behalf, thereby precluding us from acquiring such assets. Starwood Capital is under no obligation to decline any such engagements in order to make the investment opportunity available to us.  In connection with its investment banking, capital markets, real estate advisory and other businesses, Starwood Capital may determine that there are conflicts of interest or come into possession of information that limits its ability to engage in potential real estate-related transactions.  Our activities may be constrained as a result of these conflicts of interests and Starwood Capital personnel’s inability to use such information.  For example, employees of Starwood Capital may be prohibited by law or contract from sharing information with Starwood Capital.  Additionally, there may be circumstances in which one or more individuals associated with Starwood Capital is precluded from providing services related to our activities because of certain confidential information available to those individuals or to other parts of Starwood Capital.

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

We may purchase assets from or sell assets to the Advisor and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

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

With respect to Other Starwood Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Starwood Accounts in accordance with Starwood Capital’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and reasonable in their sole discretion, which will either be rotational or on a co-invest basis, subject to the following considerations: (i) any applicable investment objectives of ours and such Other Starwood Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield); (ii) the sourcing of the transaction; (iii) the size and nature of the investment; (iv) the relative amounts of capital available for investment by us and such Other Starwood Accounts; (v) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification; (vi) avoiding allocation that could result in de minimis or odd-lot investments; (vii) any structural and operational differences between us and such Other Starwood Accounts and any applicable investment limitations (including, without limitation, exposure limits, hedging limits and diversification considerations) of us and such Other Starwood Accounts, investment limitations, parameters or contractual provisions of ours and such Other Starwood Accounts; (viii) the eligibility of us and such Other Starwood Accounts to make such investment under applicable laws; (ix) any other applicable tax, accounting, legal, regulatory compliance or operational considerations deemed relevant by the Advisor and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment  company exempt from the Investment Company Act) (e.g., joint venture investments between us and an Other Starwood Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant); and (x) any other requirements contained in the corporate governance documents of us and such Other Starwood Accounts and any other considerations deemed relevant by the Advisor, Starwood Capital and their affiliates in good faith.  Our board of directors (including our independent directors) has the duty to ensure that the allocation methodology described above is applied fairly to us.

Currently, one Other Starwood Account invests in stabilized, income-oriented commercial real estate in the United States, although its portfolio is currently limited to four shopping malls in the United States and it has completed its investment activity. As of September 30, 2020, this Other Starwood Account had approximately $0.4 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).

Additionally, one Other Starwood Account, a separate account of approximately $300 million, invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe.  This Other Starwood Account’s portfolio currently consists of one hotel property and two office buildings in the United States and three office buildings in Western Europe.  To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, such investment is allocated in accordance with the investment allocation policy described above; provided, however, that such Other Starwood Account generally will not participate in co-investments.  As of December 31, 2020, the foregoing Other Starwood Account had approximately $7.1 million of unused capital commitments.

Furthermore, one Other Starwood Account, Starwood Property Trust, focuses primarily on originating, acquiring, financing and managing commercial mortgage loans, other commercial real estate debt investments and CMBS in both the United States and Europe. Starwood Property Trust has priority over us with respect to real estate-related debt investment opportunities.  This priority will result in fewer real estate-related debt investment opportunities being made available to us.

One Other Starwood Account is an opportunistic and value-add joint venture with a state pension plan. The joint venture has a $75 million commitment that generally targets investments that may be sourced by either party and that do not fit within an existing Starwood sponsored vehicle. Both parties must agree to such investment. The potential investment is not limited by targeted returns.

In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments, or “debt like equity investments” and (ii) equity interests in stabilized commercial real estate properties.  As of December 31, 2020, Starwood Property Trust’s portfolio (excluding the securitization VIE’s) consisted of approximately $18.1 billion of assets (including approximately $2.3 billion in properties, net).  To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million.  All other real estate equity investments in which Starwood Property Trust may invest will be allocated in accordance with the investment allocation policy described above.

One Other Starwood Account, Starwood European Real Estate Finance Limited (“SEREF”), focuses on originating, executing and servicing commercial real estate loans for institutional investors throughout Europe.  SEREF has priority over us with respect to debt investment opportunities related to European real estate. We do not expect to target the same commercial real estate loans as SEREF, but to the extent that we do, SEREF’s priority will result in fewer investment opportunities related to European real estate debt being made available to us.

Finally, the Select Opportunistic Starwood Accounts invest in “opportunistic” real estate, real estate-related debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and have priority over us with respect to such investment opportunities.  As of December 31, 2020, there were two Select Opportunistic Starwood Accounts that had priority over us.  These two Select Opportunistic Starwood Accounts had an aggregate of approximately $8.6 billion of unused investing capacity.  The priority granted to these two Select Opportunistic Starwood Accounts will result in fewer investment opportunities being made available to us.  These two Select Opportunistic Starwood Accounts, which were not fully invested as of December 31, 2020, had an aggregate of approximately $16.4 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).  Other than (i) the priority granted to Select Opportunistic Starwood Account, (ii) the priority granted to Starwood Property Trust with respect to real estate-related debt and debt-like equity investments and (iii) the priority granted to SEREF with respect to debt investment opportunities related to European real estate, no Other Starwood Accounts have priority over us with respect to investment opportunities.  However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

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

Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates.

Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates. In addition, the Advisor may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor, or the investment is not appropriate for us for other reasons as determined by the Advisor. In any such case Starwood Capital could, thereafter, offer such opportunity to other parties, including Other Starwood Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Starwood Accounts may be advised by a different Starwood Capital business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Starwood Capital, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases, Starwood Capital earns greater fees when Other Starwood Accounts participate alongside or instead of us in an investment.

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

Starwood Capital may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Starwood Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Starwood Capital determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Starwood Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Starwood Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Starwood Capital could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, Starwood Capital will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Starwood Capital will have conflicting duties to us and Other Starwood Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Starwood Capital has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Starwood Accounts.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Starwood Capital or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities except under certain limited circumstances.  Under this resolution Starwood Capital and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons are able to engage in competing activities without any restriction imposed as a result of Starwood Capital’s or its affiliates’ status as a stockholder or Starwood Capital’s affiliates’ status as our officers or directors.

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

Starwood Capital may structure certain investments such that Starwood Capital will face conflicting fiduciary duties to us and certain debt funds.

It is expected that Starwood Capital will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of Starwood Capital (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us.  Starwood Capital and its affiliates, including the Advisor, owe fiduciary duties to the Debt Funds as well as to us.  If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Starwood Account or another Starwood Capital real estate fund or vehicle has a mezzanine or other debt investment), Starwood Capital and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Starwood Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).

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

It is expected that certain Starwood Capital affiliates will also provide other services in respect of our investments from time to time, including, but not limited to, property management services, leasing services oversight and administrative corporate services.  Employees of these affiliates may also receive performance-based compensation in respect of our investments.  The fees and expenses of such Starwood Capital-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the management fee we pay to the Advisor.  While Starwood Capital believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Starwood Capital to engage its affiliated service provider over a third party.

Notwithstanding the foregoing, transactions relating to our real estate-related debt and real estate-related securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisor believes to be of benefit to us.  Service providers or their affiliates often charge different rates or have different arrangements for different types of services.  With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider.  Therefore, to the extent the types of services used by us are different from those used by Starwood Capital and its affiliates, the Advisor or its affiliates may pay different amounts or rates than those paid by us.  However, the Advisor and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Starwood Capital investment vehicles for the same services.

For more information regarding our relationships with these entities, see “Related Party Transactions” in the notes to our consolidated financial statements.

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

We have operated and expect to continue to operate so as to qualify as a REIT under the Code.  However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist.  Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, means being unable to deduct distributions to stockholders in computing our taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce our NAV.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act resulted in fundamental changes to the Code with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act or the COVID-19 pandemic, are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure stockholders that the Tax Cuts and Jobs Act, the CARES Act or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets.  The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code.  Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors.  Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter (or within 6 months if certain requirements are met) or qualify for certain statutory relief provisions, in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year after the first year for which we elect to qualify as a REIT.  Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limits.”  The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person.  As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of the outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits.  There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limits in the future.  Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, or in the transfer being void.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition.  FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates.  Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.  We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.

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

We seek to act in the best interests of our company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes.  For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax.  We may not make sufficient distributions to avoid excise taxes applicable to REITs with respect to undistributed income.  Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements.  We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax.  We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state and local corporate-level income taxes.  Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

Restrictions on the deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Rules enacted as part of the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense.  The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.”  The CARES Act, increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year. Unless a partner elects otherwise, 50% of its share of a partnership’s “excess business interest” for its 2019 taxable year will be treated as paid by the partner in its 2020 taxable year and will not be subject to any limitation. A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion.  A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.  The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes.  To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

You may have current tax liability on distributions that you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital.  Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is currently 20%.  Dividends payable by REITs, however, generally are not eligible for the reduced rates.  REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income.  Although this does not adversely affect the taxation of REITs or dividends payable by REIT, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.  However, under the Tax Cuts and Jobs Act, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

Our TRSs are subject to special rules that may result in increased taxes.

We may conduct certain activities or invest in assets through one or more TRSs.  A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs.  This requirement limits the extent to which we can conduct our activities through TRSs.  The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future.  In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we made or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties.  We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above: however, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations.  Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations.  Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests.  As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

We may invest in construction loans, the interest from which will be qualifying income for purposes of the gross income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year.  For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan.  There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

If the leases of our properties to a TRS lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.”  In order for rents paid to our operating partnership by a TRS lessee to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases to a TRS lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to our TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 26, 2021, we had 662 holders of Class T, 8,643 holders of Class S, 678 holders of Class D and 3,360 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.  Prior to February 4, 2020, no upfront selling commissions were paid on Class D shares. There are no upfront selling commissions or dealer manager fees with respect to Class I shares.

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2020, the Dealer Manager retained approximately $61,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2020:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
January 31, 2020	$21.48	$21.64	$21.52	$21.60
February 29, 2020	$21.55	$21.72	$21.60	$21.68
March 31, 2020	$21.08	$21.25	$21.13	$21.20
April 30, 2020	$21.12	$21.26	$21.16	$21.22
May 31, 2020	$21.14	$21.27	$21.17	$21.23
June 30, 2020	$21.20	$21.34	$21.24	$21.29
July 31, 2020	$21.21	$21.35	$21.25	$21.30
August 31, 2020	$21.22	$21.36	$21.25	$21.31
September 30, 2020	$21.25	$21.39	$21.28	$21.33
October 31, 2020	$21.24	$21.38	$21.27	$21.32
November 30, 2020	$21.26	$21.40	$21.30	$21.35
December 31, 2020	$21.57	$21.71	$21.61	$21.66

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2020 ($ and shares/units in thousands):

Components of NAV
Investments in real properties	$5,056,335
Investments in real estate-related securities	218,225
Cash and cash equivalents	128,650
Restricted cash	164,761
Other assets	21,749
Debt obligations	(3,379,633)
Subscriptions received in advance	(113,532)
Other liabilities	(77,479)
Performance participation accrual	(15,061)
Management fee payable	(2,103)
Accrued stockholder servicing fees(1)	(778)
Minority interest	(19,817)
Net Asset Value	1,981,317
Number of outstanding shares/units	91,375

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2020, we have accrued under GAAP $73.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2020 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$53,141	$1,008,165	$61,513	$848,089	$10,409	$1,981,317
Number of outstanding shares	2,463	46,432	2,847	39,153	481	91,375
NAV Per Share/Unit as of December 31, 2020	$21.57	$21.71	$21.61	$21.66	$21.66

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2020 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.4%	5.2%
Hotel	9.4%	8.1%
Office	7.3%	6.0%
Industrial	6.7%	6.1%
Medical office	6.6%	5.7%

For quarter-end months, these assumptions are determined by the independent valuation advisor and third party appraisers. In addition the independent advisor reviews these assumption from the third-party appraisals. The Advisor reviews the assumptions from each of the appraisals regardless of who performs the work. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.8%	2.0%	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	3.1%	1.7%	2.9%	2.7%	3.2%
(weighted average)	0.25% increase	(2.8)%	(1.6)%	(2.7)%	(2.5)%	(2.9)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2020
Stockholders’ equity under U.S. GAAP	$1,596,237
Redeemable non-controlling interest	10,409
Total partners' capital of Operating Partnership	1,606,646
Adjustments:
Accrued stockholder servicing fee	72,391
Advanced organization and offering costs and Advanced operating expenses	6,058
Unrealized real estate appreciation	108,271
Accumulated depreciation and amortization	187,951
NAV	$1,981,317

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

•

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and revolving credit facilities and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated financial statements.  As such, any changes in the fair market value of our investments in real estate or our Debt are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

The following table summarizes our distributions declared during the years ended December 31, 2020 and 2019 ($ in thousands). From July 13, 2017 (date of our initial capitalization) through December 31, 2018, we had not commenced our principal operations and as such, no distributions were made during this period.

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$37,830	47%	$10,472	43%
Reinvested in shares	43,408	53%	13,670	57%
Total distributions	$81,238	100%	$24,142	100%

Sources of Distributions
Cash flows from operating activities	$81,238	100%	$24,142	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$81,238	100%	$24,142	100%

Cash flows from operating activities	$112,844		$51,105
Funds from operations	$57,131		$18,674

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

The following table presents a reconciliation of FFO and AFFO to net loss attributable to stockholders ($ in thousands):

	For the Year Ended December 31,
	2020	2019
Net loss attributable to stockholders	$(96,258)	$(20,826)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	155,864	38,896
Investment in unconsolidated real estate ventures – depreciation and amortization	753	604
Amount attributable to non-controlling interests for above adjustments	(3,228)	—
FFO attributable to stockholders	57,131	18,674
Adjustments to arrive at AFFO:
Straight-line rental income	(8,668)	(829)
Amortization of above- and below-market lease intangibles, net	(15)	(13)
Unrealized losses from changes in the fair value of real estate-related securities and other financial instruments	9,026	256
Non-cash performance participation allocation	15,061	10,366
Amortization of deferred financing costs	3,183	1,089
Amortization of restricted stock awards	128	71
Amount attributable to non-controlling interests for above adjustments	288	(151)
AFFO attributable to stockholders	$76,134	$29,463

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

Unregistered Sales of Equity Securities

As described in Note 11 to our consolidated financial statements, the Advisor is entitled to an annual management fee equal to 1.25% of our NAV, payable monthly as compensation for the services it provides to us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the years ended December 31, 2020 and 2019, we incurred management fees of $19.4 million and $5.5 million, respectively. For the years ended December 31, 2020 and 2019, the Advisor has elected to receive the management fee in shares of our common stock.  We issued 811,757 and 210,827 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $2.1 million and $1.0 million related to the management fee as of December 31, 2020 and 2019, respectively, which is included in Due to affiliates on our Consolidated Balance Sheets. During January 2021, the Advisor was issued 97,097 unregistered Class I shares as payment for the $2.1 million management fee accrued as of December 31, 2020. During January 2020, the Advisor was issued 48,049 unregistered Class I shares as payment for the $1.0 million management fee accrued as of December 31, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2020 and 2019, we recognized $15.1 million and $10.4 million, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations as the performance hurdle was achieved as of December 31, 2020 and December 31, 2019, respectively. The 2020 performance participation allocation became payable on December 31, 2020 and in January 2021, we issued approximately 0.7 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation. The 2019 performance participation allocation became payable on December 31, 2019 and in January 2020, we issued approximately 0.5 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation.  Each Class I unit is exchangeable into one Class I common share. Each issuance to the Advisor and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

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

As of December 31, 2020, we had received net proceeds of $1.9 billion from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ and number of shares in thousands):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	2,605	47,497	2,931	38,853	91,886
Gross offering proceeds	$55,589	$1,005,150	$61,426	$821,078	$1,943,243
Selling commissions and dealer manager fees	(1,071)	(9,177)	—	—	(10,248)
Accrued stockholder servicing fees	(506)	(9,651)	(168)	—	(10,325)
Net offering proceeds	$54,012	$986,322	$61,258	$821,078	$1,922,670

We primarily used the net proceeds from the Offering toward the acquisition of $4.6 billion of real estate and $0.5 billion of real estate-related securities. In addition to the net proceeds from the Offering, we financed our acquisitions with $3.0 billion of financing secured by our investments in real estate and $0.1 billion of net repurchase agreements.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

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

During the three months ended December 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
October 2020	89,323	0.11%	21.33	89,323	—
November 2020	104,005	0.12%	21.37	104,005	—
December 2020	521,719	0.57%	21.34	521,719	—
Total	715,047		$21.34	715,047	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $82.1 million of Class T, Class S, Class D and Class I shares based on our September 30, 2020 NAV in the fourth quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating data for the years ended December 31, 2020, 2019, and 2018. The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto beginning on page F-1 of this report (in thousands, except per share data).

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Operating Data
Total revenues	$298,423	$94,308	$—
Total expenses	312,156	101,224	1,745
Total other (expense) income, net	(84,467)	(14,062)	52
Net loss	$(98,200)	$(20,978)	$(1,693)
Per Share Data
Net loss per share of common stock — basic and diluted	$(1.35)	$(0.91)	$(6.59)
Gross distributions declared per share of common stock(1)	$1.2420	$1.0905	$—
Balance Sheet Data
Total assets	$5,330,816	$2,390,322	$164,963
Real estate, net	4,597,054	1,798,044	—
Investments in real estate-related securities	218,225	277,651	—
Mortgage notes and revolving credit facility, net	3,278,762	1,238,102	—
Repurchase agreements	108,254	81,035	—
Total equity	1,606,416	849,247	147,122

(1)

Represents the gross distributions declared for the years ended December 31, 2020 and 2019 without reduction for stockholder servicing fees. For the year ended December 31, 2018, no distributions had been declared on shares of our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in this Annual Report on Form 10-K.

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties, and debt secured by properties, located in the United States but may also be diversified on a global basis through investments in properties and debt secured by properties, outside of the United States, with a focus on Europe. To a lesser extent, and subject to certain investment limitations, we also may invest in debt secured by commercial real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.  We and the Operating Partnership are externally managed by the Advisor.

Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

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

As of March 26, 2021, we had received net proceeds in our Offering of approximately $2.5 billion from selling an aggregate of 120,404,905 shares of our common stock (consisting of 2,850,070 Class T shares, 61,954,369 Class S shares, 4,699,738 Class D shares, and 50,900,728 Class I shares). We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D, and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate-related securities as further described below under “—Portfolio.”

On October 29, 2020, we filed a registration statement on Form S-11 with the SEC for our follow-on public offering, which we anticipate will become effective in 2021.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A – “Risk Factors” section of this Annual Report on Form 10-K.

Recent Developments

Impact of COVID-19

2020 was a challenging year for all, as we tried to cope with the significant social and business issues wrought by the COVID-19 health crisis. Our top priority remains the safety and well-being of the employees of our Advisor and partners around the globe. We took numerous precautions to help protect the employees of our Advisor, partners and operations by offering flexible working arrangements and daily health and safety tips.

Despite the many challenges of COVID-19, we are pleased to report our strong performance. This was in large part due to the high quality of our portfolio, which we carved out of the market one deal at a time, and the significant experience our Advisor’s leadership team has in managing assets through market cycles.

It is important to note that when we were formed, we recognized we were 12 years into the market cycle, so we invested defensively with an emphasis on income stability. We avoided retail, had limited exposure to cyclical sectors such as hospitality, prioritized investing in counter-cyclical sectors such as multifamily and medical office, and focused our industrial and office investments in long-leased assets with high tenant credit quality. All of these actions allowed us to enter the COVID-19 crisis from a position of strength.

Throughout the year, our team of seasoned real estate professionals worked tirelessly to protect investors’ capital. We also set up SWAT teams to oversee the assets and remained in regular and frequent communication with our tenants. This effort, combined with our high quality real estate with financially strong tenants, enabled our rent collections to remain strong.

We have collected approximately 97% of our rents from March 31, 2020 through December 31, 2020, which is in line with pre-COVID-19 collections. This represents collections within the month and does not include collections that are received in the following months for a given month (i.e. August payment for June rent is excluded). We are proud to share that COVID-19 had a minimal impact on rent collections for the year ended December 31, 2020.

We expected that the real estate market created by the pandemic would create attractive investment opportunities for us. Because we experienced modest redemption requests during 2020, and continued to raise new capital in the Offering, we were able to use our capital to go on offense, selectively buying real estate properties during the second half of the year. Between June and December of 2020, we completed eight investments totaling $1.3 billion across the multifamily and industrial sectors.

Hospitality has been one of most impacted asset classes, but we believe our Advisor is well suited to manage our hospitality assets through to recovery. We anticipate continued softness in this sector until domestic travel resumes, and to that end, we have underwritten and valued the assets forecasting reduced cash flows for an extended period of time. All of our hotels are open and we are encouraged to see that they have rebounded from a low of 18% average occupancy in April to 46% average occupancy in December and are operating at close to break-even levels.

The COVID-19 pandemic also caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities markets. This had a significant impact on our investments in real estate-related securities. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system and the strong investor demand for these bonds. See “—Results of Operations — Income from Real Estate-Related Securities, Net.” For additional discussion with respect to the potential impact of the COVID-19 pandemic on our NAV and liquidity and capital resources see “— Liquidity and Capital Resources” below.

2020 Highlights

Operating Results:

•	Raised $963.9 million of proceeds in the Offering during the year ended December 31, 2020.
•

Declared monthly net distributions totaling $81.2 million for the year ended December 31, 2020.  As of December 31, 2020 the annualized net distribution rate was 5.0% for Class T, 4.9% for Class S, 5.6% for Class D and 5.8% for Class I shares.

•

Year-to-date total returns through December 31, 2020, excluding upfront selling commissions and dealer manager fees, of 5.7% for Class T, 5.5% for Class S, 6.2% for Class D and 6.4% for Class I shares. Total return is calculated as the changes in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through December 31, 2020, excluding upfront selling commissions and dealer manager fees, was 8.7% for Class T shares, 9.0% for Class S, 9.4% for Class D and 9.8% for Class I shares. Annualized total return from inception through December 31, 2020, assuming full upfront selling commissions and dealer manager fees, was 6.9% for Class T, 7.2% for Class S and 8.6% for Class D shares.

Investments:

•

Closed transactions with a total purchase price of $3.0 billion, resulting in a diversified portfolio of stabilized income-producing commercial real estate concentrated in high growth markets across the U.S. The following are our top five acquisitions for the year based on purchase price in acquisition date order:

o

Between February 2020 and October 2020, we acquired a fee-simple interest in an affordable housing multifamily portfolio (the “Southeast Affordable Housing Portfolio”) for $590.7 million, excluding closing costs. The Southeast Affordable Housing Portfolio is comprised of 22 separate multifamily communities with a total of 4,384 units. The Southeast Affordable Housing Portfolio had an occupancy of 96% as of the acquisition date.

o	In February 2020, we acquired a 362,000 square foot class A office tower (the “Nashville Office”) located in downtown Nashville, Tennessee for $264.1 million, excluding closing costs.
o

In March 2020, through a joint venture with an affiliate of our Sponsor, we acquired a leasehold interest in 60 State Street (“60 State”), a 38-story Class A office tower located in the heart of downtown Boston, Massachusetts. The purchase price for 60 State was $614.3 million, excluding closing costs. 60 State totals 911,394 square feet along with a 240-space subterranean parking garage.

o

In October 2020, we acquired a fee-simple interest in an affordable housing multifamily portfolio (“Mid-Atlantic Affordable Housing Portfolio”) for $531.3 million, excluding closing costs. The Mid-Atlantic Affordable Housing Portfolio comprises 28 separate multifamily communities with a total of 3,660 units. The Mid-Atlantic Affordable Housing Portfolio had an occupancy of 99% as of the closing.

o	In December 2020, we acquired a fee-simple interest in a 630 unit multifamily property located in Ashburn, Virginia (the “Acadia”) for $190.2 million, excluding closing costs
•

Subsequent to December 31, 2020, we entered into an agreement to purchase three class A office buildings totaling 460,000 square feet located in the top suburban submarket of Atlanta, Georgia for $134.8 million.  Additionally, we entered into an agreement to provide 20% of the acquisition financing for a real estate company based in the United Kingdom for $500.4 million.

Financings:

•	Closed an aggregate of $1.9 billion in property-level financing and a $100.0 million unsecured line of credit that can be used for general corporate uses as needed.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real properties, investments in real estate-related securities and cash and cash equivalents based on AUM as of December 31, 2020:

Asset Allocation
4%
3%
93%
Real Estate
Securities
Cash and cash equivalents

The following charts further describe the composition of our assets across investments in real properties, investments in real estate-related securities and cash and cash equivalents and by geography based on AUM as of December 31, 2020:

Investments in Real Estate

As of December 31, 2020, we owned 144 real estate properties and one investment in an unconsolidated real estate venture with an aggregate purchase price of approximately $4.9 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of December 31, 2020 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	76	15,692 units	96%	$2,849,794	$134,880	45%
Hotel	9	1,293 keys	47%	213,460	22,346	7%
Industrial	43	5.80 sq. ft.	99%	569,056	30,203	10%
Office	14	2.86 sq. ft.	93%	1,217,700	97,223	33%
Medical office	3	0.39 sq. ft.	91%	205,500	13,771	5%
Total	145			$5,055,510	$298,423	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of December 31, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended December 31, 2020.

(2)	Based on fair value as of December 31, 2020.

The following table provides information regarding our portfolio of real properties as of December 31, 2020:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	98%
Phoenix Multifamily	1	Mesa, AZ	January 2019	100%	45.8	256	96%
Savannah Multifamily	1	Savannah, GA	January 2019	100%	36.2	203	98%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	93%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	96%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	92%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	97%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	96%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	590.7	4,384	97%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	102.0	599	84%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	82.0	290	84%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	113.5	958	99%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	531.3	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	190.2	630	92%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	84.0	264	98%
Total Multifamily	76				2,710.9	15,692
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	48%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	40%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	91%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	614.3	0.91	91%
Total Office	14				1,182.7	2.86
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	62.3	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	164.2	1.33	100%
Total Industrial	43				546.1	5.80
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	95%
Barlow Building	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	90%
Total Medical Office	3				196.7	0.39

Total Investment Properties	145				$4,877.7

(1)

Certain of the joint venture agreements entered into by us provide the seller or the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within Net loss attributable to non-controlling interests in consolidated joint ventures. The table also includes a property owned by an unconsolidated entity.

(2)	Purchase price excludes acquisition costs of $46.7 million.
(3)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2020. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of December 31, 2020. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended December 31, 2020.

(4)	Purchase price represents our initial equity investment into the joint venture.

Subsequent to December 31, 2020, we acquired a $134.8 million real estate investment, exclusive of closing costs, and originated one loan for $500.4 million.

Impact of COVID-19 – Impairment Analysis

As of December 31, 2020, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of December 31, 2020, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly evolving environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate-Related Securities

The following table details our investments in real estate-related securities as of December 31, 2020 ($ in thousands):

Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
	56			$216,929	$218,225

(1)	As of December 31, 2020, our RMBS securities had floating rate coupons ranging from 0.00% to 7.95% and our CMBS investment had a floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The following chart describes the diversification of our real estate-related securities by type based on fair value as of December 31, 2020:

As of December 31, 2020, approximately 4% of our overall portfolio is invested in real estate-related securities which provides us with additional liquidity for our share repurchase plan. RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans.

Subsequent to December 31, 2020, we did not acquire any additional real estate-related securities.

Lease Expirations

The following table details the expiring leases at our industrial, office, and medical office properties by annualized base rent as of December 31, 2020 ($ in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2021	$2,465	2%	$4,230	3%	$1,104	1%	$7,799	6%
2022	2,669	2%	9,469	7%	1,716	1%	13,854	10%
2023	3,879	3%	8,356	6%	2,280	2%	14,515	11%
2024	3,931	3%	7,282	5%	2,476	2%	13,689	10%
2025	5,706	4%	5,576	4%	691	0%	11,973	8%
2026	1,752	1%	12,740	9%	1,248	1%	15,740	11%
2027	4,670	3%	5,386	4%	1,721	1%	11,777	8%
2028	-	0%	7,489	5%	324	0%	7,813	5%
2029	871	1%	2,410	2%	880	1%	4,161	4%
2030	3,579	3%	7,699	6%	1,344	1%	12,622	10%
Thereafter	2,883	2%	22,388	15%	73	0%	25,344	17%
Total	$32,405	24%	$93,025	66%	$13,857	10%	$139,287	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Revenues
Rental revenue	$273,847	$51,790
Hotel revenue	22,200	40,559
Other revenue	2,376	1,959
Total revenues	298,423	94,308
Expenses
Rental property operating	96,942	18,463
Hotel operating	16,242	23,507
General and administrative	8,624	4,523
Management fees	19,423	5,469
Performance participation allocation	15,061	10,366
Depreciation and amortization	155,864	38,896
Total expenses	312,156	101,224
Other (expense) income
(Loss) earnings from unconsolidated real estate ventures	(1,462)	175
Income from real estate-related securities, net	7,206	10,158
Interest expense	(88,918)	(25,311)
Other (expense) income, net	(1,293)	916
Total other (expense) income	(84,467)	(14,062)
Net loss	(98,200)	(20,978)
Net loss attributable to non-controlling interests in consolidated joint ventures	1,300	152
Net loss attributable to non-controlling interests in Operating Partnership	642	—
Net loss attributable to stockholders	$(96,258)	$(20,826)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties.  Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions.  The increase in rental revenue was driven by the increase of consolidated properties from 71 to 144.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially.  As of January 19, 2021, we had collected 95% of our December 2020 rental income, which is slightly lower than pre-pandemic levels. To date we have received very few requests from our tenants seeking concessions.

Hotel revenue consists of income from our hotel properties.  Hotel revenue consists primarily of room revenue.  During the year ended December 31, 2020, hotel revenue was $22.2 million. Beginning in March 2020, our hotel segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our average hotel occupancies declined from approximately 83% in February 2020 to approximately 47% in December 2020.

During the year ended December 31, 2020, other revenue was $2.4 million.  During the year ended December 31, 2020, other revenue primarily consists of deferred income of $0.8 million associated with the discharge of certain housing development loans. See Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for further details on the accounting treatment of deferred income.

Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the year ended December 31, 2020, rental property and hotel operating expenses were $113.2 million. The $71.2 million increase was driven by the growth in our portfolio, which increased from 71 consolidated properties as of December 31, 2019 to 144 consolidated properties as of December 31, 2020.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2020, general and administrative expenses increased $4.1 million compared to the year ended December 31, 2019, primarily due to the increased size of our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. The Advisor waived the management fee for the period January 1, 2019 through March 31, 2019 and we began accruing the management fee beginning April 1, 2019. During the year ended December 31, 2020, the total management fee expense was $19.4 million. The $14.0 million increase was primarily due to the growth in our NAV which increased $1.0 billion from December 31, 2019 to December 31, 2020 and the waiver of the management fee for part of 2019.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  The $15.1 million in performance participation allocation for the year ended December 31, 2020 was settled in January 2021 with the issuance of approximately 0.7 million Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the year ended December 31, 2020, depreciation and amortization expenses were $155.9 million. The $117.0 million increase was driven by the growth in our portfolio, which increased from 71 consolidated properties as of December 31, 2019 to 144 consolidated properties as of December 31, 2020.

Other (Expense) Income

Losses from our unconsolidated real estate venture was driven by a material decrease in occupancy arising from the conditions caused by COVID-19.

During the year ended December 31, 2020, income from real estate-related securities was $7.2 million, which consisted of the interest income, unrealized losses and realized losses on our investments in real estate-related securities. The $3.0 million decrease from 2019 was primarily due to a lower number of positions held in our portfolio of investments in real estate-related securities which consisted of 56 positions as of December 31, 2020, compared to 75 positions as of December 31, 2019.

The spread of COVID-19 during the year ended December 31, 2020, led to extreme market volatility and dislocations in the financial markets, which have in turn caused significant yield spread widening on most fixed income assets, volatility in interest rates and a severe drop in liquidity across virtually all asset classes. The market volatility led to a net decrease in unrealized gains during the year ended December 31, 2020 in our real estate-related securities portfolio.

During the year ended December 31, 2020, interest expense was $88.9 million, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility and borrowings under our repurchase agreements. The $63.6 million increase was primarily due to the growth in our portfolio of real estate and real estate-related securities and the related indebtedness on such investments.

Interest expense for the year ended December 31, 2020 also includes unrealized losses of $8.3 million relating to the fair value of the Company’s interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The interest rate swaps are used to introduce more certainty around cash flows and protects the cash available for distribution after debt service.

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $255.9 million of immediate liquidity as of December 31, 2020, made up of $100.0 million of an undrawn unsecured line of credit, $27.2 million of undrawn line of credit capacity and $128.7 million of cash on hand. Excluded from the cash balance is an incremental $114.0 million associated with the December 2020 net capital raise which will be available to the Company at the start of the subsequent month. In addition, we hold a $110.0 million net position in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Between March 31, 2020 and December 31, 2020, we have experienced a decline in net proceeds received from our Offering as compared to pre-COVID-19 levels. The sale of shares of our common stock have improved since reaching a trough in April 2020. For the year ended December 31, 2020, we raised $963.9 million of proceeds in the Offering. In addition, for the year ended December 31, 2020, we have redeemed $43.7 million in shares of our common stock under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2020, our distributions have been entirely funded from cash flow from operating activities.

Our indebtedness includes loans secured by our properties, repurchase agreements secured by our investments in real estate debt securities and an unsecured line of credit. The following table is a summary of our indebtedness as of December 31, 2020 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.11%	2/3/2030	N/A	$2,236,290	$1,004,423
Total fixed rate loans				2,236,290	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.81%	3/30/2025	N/A	886,594	240,599
Variable rate revolving credit facility(4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				1,059,394	240,599
Total loans secured by the Company's properties				3,295,684	1,245,022

Repurchase agreement borrowings secured by our real estate debt securities	1.94%	3/16/2021		108,254	81,035
Unsecured revolving credit facility	L + 3.00%	12/16/2023	100,000	—	—
Total Indebtedness				$3,403,938	$1,326,057

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2020, one-month LIBOR was equal to 0.14%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)	Our revolving credit facility can be drawn upon to fund the acquisition of future real estate investments.

Subsequent to December 31, 2020, we raised $604.9 million in the Offering and received approximately $12.2 million of investor requests to repurchase their shares, which totaled approximately 0.62% of our December 31, 2020 NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows provided by operating activities	$112,844	$51,105
Cash flows used in investing activities	(2,944,426)	(1,890,434)
Cash flows provided by financing activities	2,936,032	1,863,369
Net increase in cash and cash equivalents and restricted cash	$104,450	$24,040

Cash flows provided by operating activities increased $61.7 million during the year ended December 31, 2020 primarily due to an increase in the number of real estate investments. Cash flows provided by operating activities increased $51.1 million during the year ended December 31, 2019, compared to the corresponding period in 2018 due to increased cash flows from operations of investments in real estate and income from our investments in real estate-related securities.  As of December 31, 2018, we had not commenced our principal operations and had not acquired any investments.

Cash flows used in investing activities increased $1.1 billion during year ended December 31, 2020 primarily due to a net of $1.4 billion of real estate investments offset by $0.3 billion of lower purchase of real estate-related securities. Cash flow used in investing activities increased $1.9 billion during the year ended December 31, 2019 primarily due to the acquisition of $1.6 billion of real estate investments and $276.2 million of net purchases of real estate-related securities.

Cash flows provided by financing activities increased $1.1 billion during the year ended December 31, 2020 primarily due to a net increase of $1.1 billion in borrowings offset by, $53.8 million of lower net borrowings under repurchase agreements, and a year-over-year increase of $91.5 million in proceeds from the issuance of our common stock. Cash flows provided by financing activities increased $1.7 billion during the year ended December 31, 2019 primarily due to a net increase of $923.2 million in borrowings, $81.0 million of net borrowings under repurchase agreements and of $761.7 million in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgment and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2020 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$4,028,339	$271,072	$237,185	$1,028,688	$2,491,394
Ground lease	18,349	399	798	798	16,354
Organizational and offering costs	5,832	1,458	2,916	1,458	—
Advanced operating expenses	114	29	56	29	—
Total	$4,052,634	$272,958	$240,955	$1,030,973	$2,507,748

(1)

The allocation of our indebtedness includes both principal and interest payments based on the maximum maturity date where we, at our own discretion, have extension options and interest rates in effect at December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

The performance and value of our investments depend upon our Advisor’s ability to operate the properties so that they produce sufficient cash flows.  The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing requests from tenants for rent deferral or abatement. These negative conditions may persist into the future and impair our tenants’ ability to pay rent under various lease arrangements.  We maintain a robust asset management relationship with our tenants, and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our properties.

Limited discussions we have had with our tenants have addressed potential near-term defensive lease modifications, which included repurposing of deposits and temporary deferrals of rent.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of December 31, 2020, the outstanding principal balance of our variable rate mortgage indebtedness was $1.1 billion.

Certain of our mortgage loans and repurchase agreements are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the year ended December 31, 2020, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.8 million.

Investments in Real Estate-Related Securities

As of December 31, 2020, we held $218.2 million of real estate-related securities.  Certain of our investments in real estate-related securities are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2020, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real-estate related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2020, the fair value at which we may sell our investments in real estate-related securities is not known, but a 10% change in the fair value of our investments in real estate-related securities may result in an unrealized gain or loss of $21.8 million.

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

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2).   See the accompanying Consolidated Financial Statements beginning on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 15 to the consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	60	Chairman of the Board
John P. McCarthy, Jr.	59	Chief Executive Officer and Director
Sean Harris	37	President
Christopher D. Graham	46	Chief Investment Officer and Director
Chris Lowthert	48	Chief Financial Officer and Treasurer
Matthew S. Guttin	42	Chief Compliance Officer and Secretary
Mark Deason	43	Director
Austin Nowlin	40	Director
Richard D. Bronson	76	Independent Director
David B. Henry	72	Independent Director
Robin Josephs	61	Independent Director
Peggy Lamb	56	Independent Director
Dale Anne Reiss	73	Independent Director
James E. Walker	58	Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with over $75 billion in assets under management as of February 28, 2021, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991.Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”) and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of Invitation Homes (NYSE: INVH), The Estée Lauder Companies (NYSE: EL) and A.S. Roma, the professional Italian football club based in Rome, as well as the Chairman of the Board of Directors of Jaws Acquisition Corp. (NYSE: JWS), Jaws Spitfire Acquisition Corporation (NYSE: SPFR), Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN) and Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR). Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH) and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

John P. McCarthy, Jr. has served as our Chief Executive Officer since our formation in June 2017 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017. Mr. McCarthy also served as our President since our formation in June 2017 until January 2021. Mr. McCarthy has also served as Managing Director of Starwood Capital since July 2015, where he was responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served as Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served on Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served as Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”) and the Co-Head of the Europe Business. Prior to joining O’Connor, Mr. McCarthy worked for GE Capital where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy has previously served on several boards throughout his career, including ERE, a Paris, France based developer of European Shopping Malls, Deutsche Annington, a listed German based residential rental platform encompassing more than 180,000 units and McCarthy & Stone, formerly the UK’s largest developer of homes for seniors. Mr. McCarthy received a B.S. in Finance from the University of Connecticut, and an M.B.A. from Fordham University.

Mr. McCarthy provides our board with extensive investment management experience, particularly related to international markets and operating platforms.

Sean Harris has served as our President since January 2021. Previously, Mr. Harris served as our Senior Vice President of Acquisitions from October 2017 to January 2021. Mr. Harris served as an Acquisitions Associate and Assistant to Mr. Sternlicht, the Chairman and CEO of Starwood Capital, from August 2016 to September 2017. Prior to joining Starwood Capital in 2016, Mr. Harris served as a Director of Acquisitions and Investment Management at Monday Properties since December 2012, where he co-led acquisitions, investment management, and capital markets. Before joining Monday Properties as an Associate in July 2010, Mr. Harris was employed by Ernst & Young in the Transaction Real Estate group. Mr. Harris received B.S. degrees in finance and accounting from East Carolina University and a MAcc from the Max M. Fisher College of Business at The Ohio State University.

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

Chris Lowthert has served as our Chief Financial Officer and Treasurer since November 2020, roles he previously held from October 2017 to April 2019. Mr. Lowthert serves on the Investment Committee of the Advisor. He has also served as Senior Vice President and Chief Accounting Officer of Funds at Starwood Capital since January 2016. In this role, he is responsible for all fund-level financial accounting and reporting. Prior to joining Starwood Capital in 2016, Mr. Lowthert held various senior risk and financial roles with GE Capital Real Estate (“GE Capital”) including Asset Quality & Portfolio Monitoring Leader from October 2014 to December 2015, Controller of North America from August 2012 to October 2014, Chief Financial Officer of Global Investment Management from October 2010 to August 2012 and Chief Financial Officer of U.S. Equity from April 2009 to September 2010. Before joining GE Capital, Mr. Lowthert served as Director of Corporate Audit at MassMutual Financial Group. Mr. Lowthert began his career at PricewaterhouseCoopers, LLP where he was an audit manager in the firm’s financial services group in its New York office, focusing on public and private real estate clients. Mr. Lowthert received a B.S. in accounting from Saint Michael’s College. He is also a certified public accountant (inactive).

Matthew S. Guttin has served as our Secretary since October 2017 and as our Chief Compliance Officer since our formation in June 2017. Mr. Guttin has also served as Chief Compliance Officer for Starwood Capital since August 2010. As the Chief Compliance Officer, Mr. Guttin is responsible for overseeing the firm’s regulatory and compliance program. Before joining Starwood Capital, Mr. Guttin practiced corporate finance and real estate law at Cahill Gordon & Reindel, LLP, Fried, Frank, Harris Shriver & Jacobson, LLP and DiSanto LLP.  Mr. Guttin is an employee of Rinaldi, Finkelstein & Franklin, L.L.C., Starwood Capital’s lead outside counsel. Mr. Guttin received a B.S. in Political Science from the University of Rochester and a J.D. from Georgetown University Law Center. He is licensed to practice law in New York and Connecticut and holds the Series 7 and Series 24 licenses.

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

Austin Nowlin has served as a member of our board of directors since January 2021. He serves as a member of the Advisor’s Investment Committee and has served as a Managing Director and Head of Capital Markets for the Americas at Starwood Capital Group. In this role, he is responsible for all debt capital market activities for the Firm’s investments in the Americas, including, the origination, structuring, and execution of asset-level and fund/corporate-level financing activity. Since joining Starwood Capital in 2011, Mr. Nowlin has completed financings across all asset and product types, including revolving credit facilities, domestic and foreign balance sheet loans, construction financing, fixed and floating rate commercial mortgage-backed securities, preferred and mezzanine financing. He is a member of the Investment Committees at Starwood Capital and Starwood Property Trust. Prior to joining Starwood Capital, Mr. Nowlin worked at Wells Fargo and its predecessor, Wachovia Securities, in leveraged finance. He began his career at Raymond James, where he focused on making equity investments in multifamily assets. Mr. Nowlin received a B.A. in economics from Florida State University.

Mr. Nowlin’s experience in the debt capital markets brings significant value to our board of directors in executing our investment strategy.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001.  Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Healthpeak Properties, Inc. (NYSE: PEAK) since January 2004; VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT, since September 2015; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, since January 2016; Columbia Property Trust (NYSE: CXP) since January 2016; and Fairfield County Bank, a private Connecticut mutual savings bank, since July 2010. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds and Pine Tree LLC, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs has served on the board of directors of iStar Inc. (NYSE: STAR) (“iStar”), a real estate investment and development firm, since March 1998 and served as lead director since May 2007, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the chairman and the independent directors. Ms. Josephs is also chair of iStar’s nominating and corporate governance committee and a member of iStar’s compensation committee. Ms. Josephs also serves on the board of directors of Safehold, Inc. (NYSE: SAFE) which had its IPO in June 2017 and invests in ground leases. She currently serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, and as a director, member of the nominating and corporate governance committee and chair of the compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company. Ms. Josephs previously served as a director and member of the audit and compensation committees of Plum Creek Timber Company, Inc. (NYSE: PCL) from 2003 until its sale to Weyerhaeuser Company in 2016. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

Ms. Josephs’ previous employment as an investment banking professional and her extensive experience as a director of public companies brings valuable knowledge of finance, capital markets and corporate governance to our board of directors.

Peggy Lamb has served as a member of our board of directors since January 2021. Since 2017, she has served as a Managing Director of Halstatt, LLC where she is responsible for the legacy investment portfolio and real estate investment activities. She is also a principal in the Halstatt Real Estate Investment Funds’ upcoming Fund IV. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments as well as managing an existing diverse investment portfolio across multiple asset types. From 1996 to 2004, she served as a member of the Management Group for Investment Banking at Goldman Sachs. She also served as Chief of Staff for the Financing Division. She was Chief Operating Officer of the Investment Banking Real Estate Department from 1995 to 2005, and Department Head for the Global Business Unit Managers from 1995 to 2004 and Knowledge Management Group from 2000 to 2004. Ms. Lamb retired from Goldman Sachs in 2005 but continued to consult for real estate companies, specializing in entry into the Chinese and Indian markets. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

Ms. Lamb’s investment banking and real estate experience brings valuable knowledge to our board of directors.

Dale Anne Reiss has served as a member of our board of directors since November 2017. Ms. Reiss served as the Global and the Americas Director of Real Estate Hospitality and Construction at Ernst & Young LLC from 1995 until her retirement in 2008, and subsequently continued to consult to the firm until 2011. Ms. Reiss has served as Managing Director of Artemis Advisors LLC, a real estate restructuring and consulting firm, since June 2008. Ms. Reiss has also served as Senior Managing Director of Brock Capital Group LLC, a boutique investment bank, since December 2009 and as chairman of its affiliate, Brock Real Estate LLC, which specializes in raising capital and mezzanine financing, since 2009. Ms. Reiss has served as a director of Colony Capital,  Inc. (NYSE: CLNY) since June 2019 and as a member of its audit committee and nominating and corporate governance committee since July 2019. Ms. Reiss has also served as a director and chair of the audit committee of Tutor Perini Corporation (NYSE: TPC) since May 2014. Ms. Reiss served as a director, chair of the audit committee and member of the nominating and governance committee of iStar, as a director of CYS Investments, Inc. (NYSE: CYS) until its merger with Two Harbors Investment Corp. (NYSE: TWO) in 2018, and as a director and chair of the compensation committee of Care Capital Properties, Inc. (NYSE: CCP) until its merger with Sabra Health Care REIT, Inc. (NASDAQ: SBRA) in 2017. She is governor of the Urban Land Institute Foundation where she has also served as a past treasurer and board member. Ms. Reiss received a B.S. degree from the Illinois Institute of Technology and an M.B.A. in finance and statistics from the University of Chicago. Ms. Reiss is a certified public accountant.

Ms. Reiss’s extensive experience as a director of public companies and in advising public and private real estate and hospitality companies, corporations and financial institutions in all aspects of development, investment and finance, provides our board with valuable knowledge of historic and current opportunities in the real estate market. Ms. Reiss is a financial expert.

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

Delinquent Section 16(a) Reports

Mr. Sternlicht filed one Form 4 late, reporting a single transaction. Mr. Lowthert filed late the Form 3 due upon his appointment as an officer in 2020.

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

We are externally managed and have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

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

Independent Director Compensation

Our independent directors receive an annual retainer of $85,000, plus an additional retainer of $15,000 to the chairperson of our audit committee. We pay in quarterly installments 57% of this compensation in cash and the remaining 43% in an annual grant of Class I restricted stock based on the most recent prior month’s NAV. The restricted stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date.

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2020:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Barry S. Sternlicht	$—	$—	$—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham	—	—	—
Mark Deason	—	—	—
Richard D. Bronson	48,445	36,555	85,000
David B. Henry	48,445	36,555	85,000
Robin Josephs	48,445	36,555	85,000
Dale Anne Reiss	56,994	43,006	100,000
James E. Walker	48,445	36,555	85,000

(1)	Peggy Lamb and Austin Nowlin did not serve as directors during 2020.
(2)

Includes the total value in restricted stock granted to each of the independent directors during 2020. The grants of Class I restricted shares were made in August 2020 and vest in August 2021.  The grants were valued based on a NAV per share of $21.29, the then-current NAV per share of our Class I shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	179,838
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	179,838

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2021, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	1,110,392	*
John P. McCarthy, Jr.	36,683	*
Sean Harris	10,309	*
Christopher D. Graham	48,641	*
Chris Lowthert	2,065	*
Matthew S. Guttin	1,377	*
Mark Deason	24,446	*
Austin Nowlin	4,131	*
Richard D. Bronson (3)	3,899	*
David B. Henry (3)	3,771	*
Robin Josephs (3)	3,924	*
Peggy Lamb (3)	—	—
Dale Anne Reiss (3)	4,569	*
James E. Walker (3)	1,776	*
All directors and executive officers as a group	1,255,983	1%

*	Represents less than 1%.
(1)	All shares listed in the table above are Class I shares.
(2)

As of March 26, 2021 Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.  As of March 26, 2021, Starwood REIT Advisors, L.L.C. owned 284,697 class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.

(3)

Each of our Independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2020, which will vest on August 1, 2021.  See “Independent Director Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Charter and Corporate Governance Guidelines require a majority of the members of our Board of Directors to be “independent” directors in accordance with the criteria in our Charter. Our audit committee charter also requires that all members of the audit committee be independent. Based upon its review, our board of directors has affirmatively determined that each of Richard D. Bronson, David B. Henry, Robin Josephs, Peggy Lamb, Dale Anne Reiss and James E. Walker are “independent” members of our board of directors under all applicable standards for independence, including with respect to committee service on our audit committee by Ms. Reiss, Mr. Henry and Mr. Walker.

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2020 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee of 1.25% of NAV per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest described below, stockholder servicing fees or distributions payable on our shares. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. The Advisor agreed to waive its management fee through March 31, 2019.  During the year ended December 31, 2020, the Company incurred management fees of $19.4 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash distributions (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to the Offering). Such distribution will be paid annually and accrues monthly. During the fiscal year ended December 31, 2020, the Special Limited Partner earned a performance participation interest of $15.1 million, which amount was paid to the Special Limited Partner in the form of approximately 0.7 million Class I units of our Operating Partnership, effective January 1, 2021.

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

Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us (including personnel expenses other than those of investment advisory personnel described above) related to (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement for the Offering, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor in connection with the Offering, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities.

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

During the fiscal year ended December 31, 2020, we reimbursed the Advisor $2.7 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2019, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2019. Through December 31, 2020, we have reimbursed the Advisor $1.5 million for advanced organization and offering costs.

Term and Termination Rights under the Advisory Agreement

On November 6, 2020, the Company renewed the Advisory Agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 15, 2021. The term of the Advisory Agreement is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

•

“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves

For the year ended December 31, 2020, our total operating expenses were 1.1% and 73.1% of each of our Average Invested Assets and our Net Income, respectively.

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

During the year ended December 31, 2020, we paid $4.3 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the fiscal year ended December 31, 2020, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2020, represented 1.4% of capital raised.

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

During the fiscal year ended December 31, 2020, we paid $7.2 million in stockholder servicing fees to the Dealer Manager.  As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the fiscal year ended December 31, 2020, the Dealer Manager retained approximately $61,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the our multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the fiscal year ended December 31, 2020, we incurred $2.8 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners.   Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the fiscal year ended December 31, 2020, we incurred $0.2 million in services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the fiscal year ended December 31, 2020, we incurred $0.3 million in services.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2020, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

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

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2020, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2020 and 2019 by our independent registered public accounting firm, Deloitte, were as follows:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit fees (1)	$831,705	$637,585
Audit-related fees (2)	155,900	30,000
Tax fees	—	—
All other fees	—	—
Total	$987,605	$667,585

(1)	Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
(2)

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

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

3.3	Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed with the SEC on October 18, 2017)

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on October 29, 2020)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 20, 2020)

10.1

Amended and Restated Dealer Manager Agreement between Starwood Real Estate Income Trust, Inc. and Starwood Capital, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2020)

10.2	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.1 hereof)

10.3

Advisory Agreement, dated December 15, 2017, among the Company, Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.4

Limited Partnership Agreement of the Operating Partnership, dated December 15, 2017, between the Company and Starwood REIT Special Limited Partner L.L.C. (incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.5

Registration Rights Agreement, dated December 15, 2017, among the Company, the Special Limited Partner and the Advisor (incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.6

Trademark License Agreement, dated December 15, 2017, the Company, the Operating Partnership, the Advisor and Starwood Capital Group, L.L.C. (incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.7

Form of Indemnification Agreement of the Company (incorporated by reference to Exhibit 10.5 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Forms S-11 filed on December 20, 2017)

10.8

Independent Director Restricted Share Plan (incorporated by reference to Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.9

Form of Independent Director Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.10

Independent Directors Compensation Policy (incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 5 for the Company’s Registration Statement on Form S-11 filed on February 4, 2020)

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

101

The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 26, 2021	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director
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

March 26, 2021	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Chief Executive Officer and Director (Principal Executive Officer)

March 26, 2021	/s/ Chris Lowthert
Date	Chris Lowthert Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 26, 2021	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 26, 2021	/s/ Mark Deason
Date	Mark Deason Director

March 26, 2021	/s/ Austin Nowlin
Date	Austin Nowlin Director
March 26, 2021	/s/ Christopher D. Graham
Date	Christopher D. Graham Director

March 26, 2021	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 26, 2021	/s/ David B. Henry
Date	David B. Henry Independent Director

March 26, 2021	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 26, 2021	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 26, 2021	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 26, 2021	/s/ James E. Walker
Date	James E. Walker Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows, for the years ended December 31, 2020, 2019 and 2018 the related notes and Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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
March 26, 2021

We have served as the Company's auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Investments in real estate, net	$4,597,054	$1,798,044
Investments in real estate-related securities	218,225	277,651
Investments in unconsolidated real estate ventures	10,991	12,169
Cash and cash equivalents	128,650	48,479
Restricted cash	164,761	140,482
Other assets	211,135	113,497
Total assets	$5,330,816	$2,390,322
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$3,278,762	$1,238,102
Repurchase agreements	108,254	81,035
Unsecured revolving credit facility	—	—
Accounts payable, accrued expenses and other liabilities	117,072	47,979
Subscriptions received in advance	113,532	110,618
Due to affiliates	96,371	63,341
Total liabilities	3,713,991	1,541,075
Commitments and contingencies	—	—
Redeemable non-controlling interest	10,409	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 2,463,182 and 1,412,563 shares issued and outstanding as of December 31, 2020 and 2019, respectively	25	14
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 46,431,661 and 26,164,794 shares issued and outstanding as of December 31, 2020 and 2019, respectively	464	262
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 2,847,097 and 1,653,094 shares issued and outstanding as of December 31, 2020 and 2019, respectively	28	17
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 39,152,913 and 16,114,284 shares issued and outstanding as of December 31, 2020 and 2019, respectively	392	161
Additional paid-in capital	1,819,526	883,506
Accumulated deficit and cumulative distributions	(224,198)	(46,697)
Total stockholders' equity	1,596,237	837,263
Non-controlling interests in consolidated joint ventures	10,179	11,984
Total equity	1,606,416	849,247
Total liabilities and equity	$5,330,816	$2,390,322

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$273,847	$51,790	$—
Hotel revenue	22,200	40,559	—
Other revenue	2,376	1,959	—
Total revenues	298,423	94,308	—
Expenses
Rental property operating	96,942	18,463	—
Hotel operating	16,242	23,507	—
General and administrative	8,624	4,523	1,745
Management fees	19,423	5,469	—
Performance participation allocation	15,061	10,366	—
Depreciation and amortization	155,864	38,896	—
Total expenses	312,156	101,224	1,745
Other income (expense)
(Loss) earnings from unconsolidated real estate ventures	(1,462)	175	—
Income from real estate-related securities, net	7,206	10,158	—
Interest expense	(88,918)	(25,311)	—
Other (expense) income, net	(1,293)	916	52
Total other (expense) income	(84,467)	(14,062)	52
Net loss	$(98,200)	$(20,978)	$(1,693)
Net loss attributable to non-controlling interests in consolidated joint ventures	$1,300	$152	$—
Net loss attributable to non-controlling interests in Operating Partnership	642	—	—
Net loss attributable to stockholders	$(96,258)	$(20,826)	$(1,693)
Net loss per share of common stock, basic and diluted	$(1.35)	$(0.91)	$(6.59)
Weighted-average shares of common stock outstanding, basic and diluted	71,502,374	23,032,351	256,787

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$—	$—	$—	$—	$200	$(36)	$164	$—	$164
Common stock issued	$—	$66	$—	$15	$164,593	$—	$164,674	$—	$164,674
Offering costs	—	—	—	—	(16,103)	—	(16,103)	—	(16,103)
Amortization of restricted stock grants	—	—	—	—	80	—	80	—	80
Net loss	—	—	—	—	—	(1,693)	(1,693)	—	(1,693)
Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$147,122	$—	$147,122
Common stock issued	$14	$192	$17	$145	$765,805	$—	$766,173	$—	$766,173
Offering costs	—	—	—	—	(42,156)	—	(42,156)	—	(42,156)
Distribution reinvestments	—	4	—	1	11,222	—	11,227	—	11,227
Amortization of restricted stock grants	—	—	—	—	71	—	71	—	71
Common stock repurchased	—	—	—	—	(206)	—	(206)	—	(206)
Net loss	—	—	—	—	—	(20,826)	(20,826)	(152)	(20,978)
Contributions from non-controlling interests	—	—	—	—	—	—	—	12,520	12,520
Distributions to non-controlling interests	—	—	—	—	—	—	—	(384)	(384)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(24,142)	(24,142)	—	(24,142)
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	$12	$201	$11	$233	$981,722	$—	$982,179	$—	$982,179
Offering costs	—	—	—	—	(42,390)	—	(42,390)	—	(42,390)
Distribution reinvestments	—	11	—	6	41,534	—	41,551	—	41,551
Amortization of restricted stock grants	—	—	—	—	128	—	128	—	128
Common stock repurchased	(1)	(10)	—	(8)	(43,692)	—	(43,711)	—	(43,711)
Net loss ($642 allocated to redeemable non-controlling interest)	—	—	—	—	—	(96,258)	(96,258)	(1,300)	(97,558)
Contributions from non-controlling interests	—	—	—	—	—	—	—	60,192	60,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,860)	(1,860)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(81,243)	(81,243)	—	(81,243)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,282)	—	(1,282)	—	(1,282)
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(98,200)	$(20,978)	$(1,693)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	19,423	5,469	—
Performance participation allocation	15,061	10,366	—
Depreciation and amortization	155,864	38,896	—
Amortization of deferred financing costs	3,183	1,050	—
Straight-line rent amortization	(8,668)	(829)
Deferred income amortization	(1,309)	(1,566)	—
Unrealized loss on changes in fair value of financial instruments	9,026	256	—
Loss (gain) on sales of real estate-related securities	5,789	(600)	—
Amortization of restricted stock grants	128	71	80
Contributions to investments in unconsolidated real estate ventures	(560)	—	—
Distributions from investments in unconsolidated real estate ventures	276	551	—
Loss (earnings) from unconsolidated real estate ventures	1,462	(175)	—
Other items	8	20	—
Change in assets and liabilities
Increase in other assets	(16,806)	(7,950)	(42)
(Decrease) increase in due to affiliates	(355)	460	1,549
Increase in accounts payable, accrued expenses and other liabilities	28,522	26,064	151
Net cash provided by operating activities	112,844	51,105	45
Cash flows from investing activities
Acquisitions of real estate	(2,977,499)	(1,607,245)	—
Capital improvements to real estate	(20,385)	(7,610)	—
Purchase of real estate-related securities	(73,271)	(454,275)	—
Proceeds from paydown of principal and settlement of real estate-related securities	126,729	178,696	—
Net cash used in investing activities	(2,944,426)	(1,890,434)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net	853,205	761,712	164,674
Offering costs paid	(14,768)	(7,434)	(898)
Subscriptions received in advance	113,532	109,718	900
Repurchase of common stock	(43,711)	(206)	—
Borrowings from mortgage notes and revolving credit facility	2,053,047	996,065	—
Repayments of mortgage notes and revolving credit facility	(2,385)	(72,906)	—
(Repayments) borrowings under repurchase agreements, short term net	(38,478)	81,035	—
Borrowings under repurchase agreements	115,796	—	—
Settlement of repurchase agreements	(50,099)	—	—
Payment of deferred financing costs	(13,779)	(8,052)	—
Contributions from non-controlling interests	60,192	12,520	—
Repurchase of non-controlling interests	(58,837)	—	—
Distributions to non-controlling interests	(1,860)	(384)	—
Distributions	(35,823)	(8,699)	—
Net cash provided by financing activities	2,936,032	1,863,369	164,676
Net change in cash and cash equivalents and restricted cash	104,450	24,040	164,721
Cash and cash equivalents and restricted cash, beginning of year	188,961	164,921	200
Cash and cash equivalents and restricted cash, end of year	$293,411	$188,961	$164,921
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$128,650	$48,479	$164,021
Restricted cash	164,761	140,482	900
Total cash and cash equivalents and restricted cash	$293,411	$188,961	$164,921
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$—	$328,664	$—
Accrued stockholder servicing fee due to affiliate	$36,260	$35,640	$10,830
Accrued offering costs due to affiliates	$—	$1,468	$4,375
Right of use asset/liability	$6,408	$—	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$10,366	$—	$—
Accrued distributions	$8,682	$4,216	$—
Distribution reinvestment	$41,551	$11,227	$—
Allocation to redeemable non-controlling interest	$1,282	$—	$—

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business Purpose

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

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is selling in the Offering any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis. On October 29, 2020, the Company filed a registration statement on Form S-11 with the SEC for its follow-on public offering, which the Company anticipates will become effective in 2021.

As of December 31, 2020, the Company owned 144 real estate properties, one investment in an unconsolidated real estate venture and 56 positions in real estate-related securities. The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Real Estate-Related Securities. Financial results by segment are reported in Note 14.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Investments in Real Estate-Related Securities

The Company has elected to classify its investment in real estate-related securities as trading securities and carry such investments at estimated fair value. As such, the resulting gains and losses are recorded as a component of Income from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Valuation

The Company generally determines the fair value of its real estate-related securities by utilizing third-party pricing service providers.  In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. On April 1, 2020 the entire Investments in real estate-related securities portfolio was transferred into Level 2 from Level 3 primarily due to increased price transparency. As of December 31, 2020 and December 31, 2019, the Company’s investments in real estate-related securities are classified as Level 2.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2020, the fair value of the Company’s mortgage notes, revolving credit facility and repurchase agreements was approximately $24.3 million below the outstanding principal balance.

The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2. As of December 31, 2020, the fair value of the Company’s interest rate caps were approximately $5.4 million below their cost. As of December 31, 2020, the Company’s interest rate swaps had an aggregate fair value liability of $5.2 million.

The fair values of the Company’s financial instruments (other than real estate-related securities, mortgage notes, revolving credit facility and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility and its unsecured revolving credit facility are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception or acquisition of a lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full.  The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.   As of December 31, 2020 and 2019, deferred income related to these loans amounted to $5.8 million and $6.6 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2020 and 2019, Other revenue related to these loans amounted to $0.8 million and $1.5 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2020:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of December 31, 2020 and 2019, the Company had accrued $73.2 million and $44.1 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs and (3) certain state or local income taxes.

The Company has formed wholly owned subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs are subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

For the years ended December 31, 2020 and 2019, the Company recognized an income tax expense of $1.2 million and $0.1 million, respectively, within Other (expense) income, net on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company recorded a net deferred tax liability of $1.2 million and $0.1 million, respectively, due to its hotel investments within Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2020 and 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In April 2020, FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A allows the Company, if certain criteria have been met, to elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief to avoid performing a lease-by-lease analysis for any potential lease concessions granted as relief due to the COVID-19 pandemic that result in the cash flows remaining under the lease to be substantially the same or less. The Lease Modification Q&A did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions. It is not possible at this time to accurately project the nature or extent of any such possible concessions.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Building and building improvements	$3,860,297	$1,455,204
Land and land improvements	689,107	322,520
Furniture, fixtures and equipment	76,808	46,268
Right of use asset - operating lease(1)	101,382	—
Total	4,727,594	1,823,992
Accumulated depreciation and amortization	(130,540)	(25,948)
Investments in real estate, net	$4,597,054	$1,798,044

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the year ended December 31, 2020, the Company acquired interests in 73 properties, which were comprised of 60 multifamily properties, 10 industrial properties, two office buildings, and one medical office building. During the year ended December 31, 2019, the Company acquired interests in 71 properties, which were comprised of 16 multifamily properties, eight hotel properties, 12 office buildings, 33 industrial properties and two medical office buildings.

The following table provides further details of the properties acquired during the years ended December 31, 2020 and 2019 ($ in thousands):

Investment	Ownership Interest(1)	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition(2)
Florida Multifamily Portfolio	100%	4	Jacksonville/Naples, FL	Multifamily	January 2019	$104,049
U.S. Select Service Portfolio	100%	8	FL, CO, TN, OH, AR	Hotel	January 2019	232,198
Savannah Multifamily	100%	1	Savannah, GA	Multifamily	January 2019	36,847
Phoenix Multifamily	100%	1	Mesa, AZ	Multifamily	January 2019	46,779
Florida Office Portfolio	97%	11	Jacksonville, FL	Office	May 2019	233,287
Concord Park Apartments	100%	1	Fort Meade, MD	Multifamily	July 2019	88,203
Columbus Mixed Use Portfolio	96%	5	Columbus, OH	Multifamily/Office	September-October 2019	279,513
Cascades Apartments	100%	1	Charlotte, NC	Multifamily	October 2019	109,824
Thornton Apartments	100%	1	Alexandria, VA	Multifamily	October 2019	181,678
Exchange on Erwin	100%	3	Durham, NC	Multifamily/Medical Office	November 2019	112,385
Midwest Industrial Portfolio	95%	33	IL, IN, OH, WI	Industrial	November 2019	322,451
The Griffin	100%	1	Scottsdale, AZ	Multifamily	December 2019	96,634
Avida Apartments	100%	1	Salt Lake City, UT	Multifamily	December 2019	87,381
Southeast Affordable Housing Portfolio	100%	22	Various(3)	Multifamily	Various 2020	597,160
Nashville Office	100%	1	Nashville, TN	Office	February 2020	265,404
Barlow Building	100%	1	Chevy Chase, MD	Medical Office	March 2020	162,212
60 State Street	100%	1	Boston, MA	Office	March 2020	613,052
Highlands Portfolio	96%	3	Columbus, OH	Multifamily	June 2020	103,228
The Baxter Decatur	100%	1	Atlanta, GA	Multifamily	August 2020	82,199
Airport Logistics Park	100%	6	Nashville, TN	Industrial	September 2020	62,806
Mid-Atlantic Affordable Housing Portfolio	100%	28	Various(4)	Multifamily	October 2020	537,899
Marshfield Industrial Portfolio	100%	4	Baltimore, MD	Industrial	October 2020	166,800
Florida Affordable Housing Portfolio II	100%	4	Jacksonville, FL	Multifamily	October 2020	114,492
Acadia	100%	1	Ashburn, VA	Multifamily	December 2020	191,372
Kalina Way	100%	1	Salt Lake City, UT	Multifamily	December 2020	84,281
		144				$4,912,134

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(3)

The Southeast Affordable Housing Portfolio is primarily concentrated in Jacksonville, FL (26% of units), Orlando, FL (25%), Newport News, VA (11%), Tucson, AZ (8%), Charlotte, NC (6%) and Raleigh, NC (6%).

(4)	The Mid-Atlantic Affordable Portfolio is primarily concentrated in Washington, D.C. (35% of units), Norfolk/Newport, VA (22%) and Raleigh-Durham, NC (7%).

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2020 ($ in thousands):

	60 State Street	Southeast Affordable Housing Portfolio	Mid-Atlantic Affordable Housing Portfolio	Nashville Office	Acadia	All Other	Total
Building and building improvements	$479,534	$459,398	$430,271	$228,180	$167,516	$626,162	$2,391,061
Land and land improvements	473	114,954	85,327	21,636	18,337	101,529	342,256
Furniture, fixtures and equipment	—	8,269	7,816	—	2,224	9,721	28,030
Below-market ground lease (1)	95,201	—	—	—	—	—	95,201
In-place lease intangibles	47,736	8,118	7,886	18,791	2,073	29,795	114,399
Above-market lease intangibles	10,369	—	—	410	—	5,910	16,689
Below-market lease intangibles	(19,063)	—	—	(4,917)	—	(5,217)	(29,197)
Total purchase price (2)	$614,250	$590,739	$531,300	$264,100	$190,150	$767,900	$2,958,439
Non-controlling interest	—	—	—	—	—	(1,178)	(1,178)
Net purchase price	$614,250	$590,739	$531,300	$264,100	$190,150	$766,722	$2,957,261

(1)

The below-market ground lease value was recorded as a component of the Right of use asset – operating leases on the Company’s Consolidated Balance Sheet. Refer to Note 13 for additional details on the Company’s leases.

(2)	Purchase price does not include acquisition related costs of $22.5 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and below-market ground lease for the properties acquired during the year ended December 31, 2020 were six years, seven years, eight years and 47 years, respectively.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019 ($ in thousands):

	Midwest Industrial Portfolio	Florida Office Portfolio	Thornton Apartments	U.S. Select Service Portfolio	Columbus Mixed Use Portfolio	All Other	Total
Building and building improvements	$233,915	$158,206	$144,345	$164,266	$214,109	$521,414	$1,436,255
Land and land improvements	60,045	45,809	30,472	42,256	17,262	125,014	320,858
Furniture, fixtures and equipment	—	—	2,581	22,377	9,531	10,769	45,258
In-place lease intangibles	24,061	26,286	2,776	—	11,534	12,948	77,605
Above-market lease intangibles	2,839	1,544	—	—	90	909	5,382
Below-market lease intangibles	(2,585)	(846)	—	—	(2,549)	(1,059)	(7,039)
Other intangibles	1,350	—	—	101	25,023	2,219	28,693
Total purchase price (1)	$319,625	$230,999	$180,174	$229,000	$275,000	$672,214	$1,907,012
Assumed mortgage notes (2)	—	—	—	(84,013)	(107,731)	(136,920)	(328,664)
Non-controlling interest	(5,480)	(2,880)	—	—	(3,363)	—	(11,723)
Net purchase price	$314,145	$228,119	$180,174	$144,987	$163,906	$535,294	$1,566,625

(1)	Purchase price does not include acquisition related costs of $24.2 million.
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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of December 31, 2020 is as follows ($ in thousands):

Year	Below-market Ground Lease
2021	$2,036
2022	2,036
2023	2,036
2024	2,036
2025	2,036
Thereafter	83,492
Total	$93,672

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $11.0 million and $12.2 million as of December 31, 2020 and 2019, respectively.  The Company’s (loss) income from its investment in the Joint Venture is presented in (Loss) earnings from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled ($1.5) million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Intangible assets:(1)
In-place lease intangibles	$194,003	$77,311
Above-market lease intangibles	22,132	5,387
Other	31,019	30,801
Total intangible assets	247,154	113,499
Accumulated amortization:
In-place lease amortization	(60,142)	(12,341)
Above-market lease intangibles	(3,506)	(318)
Other	(3,650)	(635)
Total accumulated amortization	(67,298)	(13,294)
Intangible assets, net	$179,856	$100,205
Intangible liabilities:(2)
Below-market lease intangibles	$36,190	$7,032
Accumulated amortization	(3,534)	(331)
Intangible liabilities, net	$32,656	$6,701
(1)	Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2020 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2021	$39,432	$3,782	$2,747	$(3,944)
2022	22,828	3,301	2,738	(3,662)
2023	17,289	2,868	2,653	(3,354)
2024	12,885	1,883	2,639	(3,023)
2025	10,138	1,492	2,507	(2,740)
Thereafter	31,289	5,300	14,085	(15,933)
	$133,861	$18,626	$27,369	$(32,656)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

5.	Investments in Real Estate-Related Securities

The following tables detail the Company’s investments in real estate-related securities as of December 31, 2020 and 2019 ($ in thousands):

		December 31, 2020
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
	56			$216,929	$218,225

		December 31, 2019
Instrument	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	59	3.76%	October 17, 2040	$235,405	$236,844
CLO	12	6.12%	May 11, 2031	29,302	29,236
CMBS	4	3.73%	March 13, 2037	11,473	11,571
	75			$276,180	$277,651

(1)	As of December 31, 2020, the Company’s RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and its CMBS investment had a floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

The majority of the Company’s real estate-related securities portfolio consist of non-agency residential mortgage-backed securities (“RMBS”).  The Company also has an investment in commercial mortgage-backed securities (“CMBS”). We owned 12 positions in collateralized loan obligations (“CLO”) as of December 31, 2019.

During the year ended December 31, 2020, the Company recorded net unrealized losses and realized losses on its real estate-related securities portfolio of $0.2 million and $5.8 million, respectively. During the year ended December 31, 2019, the Company recorded net unrealized gains and realized gains on its real estate-related securities portfolio of $1.5 million and $0.6 million, respectively. Such amounts are recorded as a component of Income from real estate-related securities, net on the Company’s Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of December 31, 2020 and 2019 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2020	December 31, 2019
Fixed rate loans
Fixed rate mortgages	3.11%	2/3/2030	N/A	$2,236,290	$1,004,423
Total fixed rate loans				2,236,290	1,004,423
Variable rate loans
Floating rate mortgages	L + 1.81%	3/30/2025	N/A	886,594	240,599
Variable rate revolving credit facility(4)	L + 2.00%	10/21/2021	$200,000	172,800	—
Total variable rate loans				1,059,394	240,599
Total loans secured by the Company's properties				3,295,684	1,245,022
Deferred financing costs, net				(17,208)	(7,136)
Discount on assumed debt, net				286	216
Mortgage notes and revolving credit facility, net				$3,278,762	$1,238,102

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2020, one-month LIBOR was equal to 0.14%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of December 31, 2020 ($ in thousands):

Year	Amount
2021	$175,901
2022	51,183
2023	3,931
2024	215,201
2025	647,091
Thereafter	2,202,377
Total	$3,295,684

Interest paid on the Company’s mortgage notes and revolving credit facility for the years ended December 31, 2020 and 2019 was $67.3 million and $17.4 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of December 31, 2020.

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

The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities and floating rate coupons.  Interest rates on these borrowings are determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

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

For financial statement purposes, the Company does not offset its repurchase agreements and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

			December 31, 2020
Security Interest	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3/17/2021	1.93%	$155,538	$105,804
CMBS	1/6/2021	2.10%	2,867	2,450
			$158,405	$108,254

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

		December 31, 2019
Security Interest	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	2.62%	$89,784	$74,876
CLO	4.71%	7,962	6,159
		$97,746	$81,035

(1)	Represents the fair value of the Company’s investments in real estate-related securities.

Interest paid on the Company’s repurchase agreements for the years ended December 31, 2020 and 2019 was $3.4 million and $3.1 million, respectively.

8.Unsecured Revolving Credit Facility

On December 16, 2020, the Company entered into an unsecured line of credit (the “Line of Credit”) for $100 million with multiple banks. The line of credit expires on December 16, 2023 and commencing on the third anniversary of the closing date, may request additional one year extensions thereafter. Interest under the line of credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. As of December 31, 2020, the capacity of the unsecured line of credit was $100 million. There were no outstanding borrowings on the line of credit as of December 31, 2020.

9.Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2020	December 31, 2019
Intangible assets, net	$179,856	$100,205
Receivables	23,692	6,735
Prepaid expenses	4,047	1,456
Derivative instruments	1,410	203
Deferred financing costs, net	1,268	674
Interest receivable	548	1,028
Acquisition deposits	7	3,050
Other	307	146
Total	$211,135	$113,497

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	December 31, 2020	December 31, 2019
Intangible liabilities, net	$32,656	$6,701
Accounts payable and accrued expenses	19,651	10,188
Real estate taxes payable	14,842	6,513
Deferred income	11,111	6,707
Tenant security deposits	9,842	3,547
Distributions payable	8,682	4,216
Accrued interest expense	7,309	1,993
Right of use liability - operating lease	6,390	—
Derivative instruments	5,167	—
Other	1,422	8,114
Total	$117,072	$47,979

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

10.	Equity and Redeemable Non-controlling Interest

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

As of December 31, 2020, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2018	—	—	—	10,000	10,000
Common stock shares issued	483	6,610,280	46,075	1,532,000	8,188,838
December 31, 2018	483	6,610,280	46,075	1,542,000	8,198,838

Common stock shares issued	1,401,818	19,176,803	1,584,566	14,448,819	36,612,006
Distribution reinvestment plan shares issued	10,262	383,218	22,453	122,455	538,388
Common stock shares repurchased	—	(5,507)	—	(4,843)	(10,350)
Independent directors' restricted stock grant (1)	—	—	—	5,853	5,853
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735

Common stock shares issued	1,137,269	20,138,235	1,190,809	23,197,333	45,663,646
Distribution reinvestment plan shares issued	56,484	1,188,342	87,505	611,538	1,943,869
Common stock shares repurchased	(143,134)	(1,059,710)	(84,311)	(774,476)	(2,061,631)
Independent directors' restricted stock grant (1)	—	—	—	4,234	4,234
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853
(1)

The independent directors’ restricted stock grant represents an aggregate $0.1 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2020 and 2019, respectively. Each grant is amortized over the one-year service period of such grant.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2020
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1808)	(0.1821)	(0.0533)	—
Net distributions declared per share of common stock	$1.0612	$1.0599	$1.1887	$1.2420

	Year Ended December 31, 2019
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.0905	$1.0905	$1.0905	$1.0905
Stockholder servicing fee per share of common stock	(0.1608)	(0.1787)	(0.0503)	—
Net distributions declared per share of common stock	$0.9297	$0.9118	$1.0402	$1.0905

The Company did not declare distributions during the year ended December 31, 2018.

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at December 31, 2020, the Company recorded an allocation adjustment of $1.3 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the year ended December 31, 2020 ($ in thousands):

December 31, 2019	$—
Settlement of 2019 performance participation allocation	10,366
GAAP income (loss) allocation	(642)
Distributions	(597)
Fair value allocation	1,282
December 31, 2020	$10,409

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may make exceptions to modify, suspend or terminate the share repurchase plan. For the years ended December 31, 2020 and 2019, the Company repurchased 2,061,631 and 10,350 shares of common stock representing a total of $43.7 million and $0.2 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2020 and 2019.

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

11.	Related Party Transactions

Acquisition of Investments

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

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and the Sponsor. The Sponsor purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated buyer. The Sponsor subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one month LIBOR plus 2.40% or $0.3 million. As a result of this transaction, the Company wholly owns the 60 State Street investment.

On October 29, 2020, the Company borrowed $22 million from the Sponsor to fund an acquisition. The borrowing was repaid on November 3, 2020 plus interest equal to one month LIBOR plus 3.00%.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the years ended December 31, 2020 and 2019, the Company incurred management fees of $19.4 million and $5.5 million, respectively.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 811,757 and 210,827 unregistered Class I shares to the Advisor as payment for the 2020 and 2019 management fees, respectively, and also had a payable of $2.1 million and $1.0 million related to the management fees as of December 31, 2020 and 2019, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2021, the Advisor was issued 97,097 unregistered Class I shares as payment for the $2.1 million management fee accrued as of December 31, 2020. During January 2020, the Advisor was issued 48,049 unregistered Class I shares as payment for the $1.0 million management fee accrued as of December 31, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2020 the Advisor submitted 8,787 Class I shares for repurchase resulting in a total repurchase of $0.2 million. During 2019, the Advisor did not submit any requests for share redemptions.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2020 and 2019, the Company recognized $15.1 million and $10.4 million, respectively, of performance participation allocation in the Company’s Consolidated Statements of Operations.

The 2020 performance participation allocation became payable on December 31, 2020 and, in January 2021, the Company caused the Operating Partnership to issue 695,320 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2020.

The 2019 performance participation allocation became payable on December 31, 2019 and, in January 2020, the Company caused the Operating Partnership to issue 480,539 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2019 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2019.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2020	December 31, 2019
Accrued stockholder servicing fee	$73,170	$44,086
Performance participation allocation	15,061	10,366
Advanced organization and offering costs	5,830	7,290
Accrued management fee	2,103	1,037
Accrued affiliate service provider expenses	—	112
Advanced operating expenses	207	450
Total	$96,371	$63,341

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of December 31, 2020 and 2019, the Company has accrued $73.2 million and $44.1 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T shares, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amount is being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Advanced operating expenses

As of December 31, 2020 and 2019, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the Advisor had incurred approximately $2.7 million and $1.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts are being reimbursed to the Advisor one month in arrears.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the years ended December 31, 2020 and 2019, the Company has incurred approximately $2.8 million and $0.7 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amounts are included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. For the years ended December 31, 2020 and 2019, the amounts incurred for services provided by RFF were $0.3 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by the Sponsor. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood and their affiliates and related parties and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company.

During the year ended December 31, 2020, the Company paid Essex $0.2 million, for title services related to two investments and such costs were capitalized to Investments in real estate, net, on the Company’s Consolidated Balance Sheets. The Company did not engage Essex during the year ended December 31, 2019.

12.	Commitments and Contingencies

As of December 31, 2020 and 2019, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

13.	Leases

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents the future lease payments due under the Company’s ground lease as of December 31, 2020 ($ in thousands):

Year	Operating Leases
2021	$399
2022	399
2023	399
2024	399
2025	399
Thereafter	16,354
Total undiscounted future lease payments	18,349
Difference between undiscounted cash flows and discounted cash flows	11,959
Total lease liability	$6,390

The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of December 31, 2020, the weighted average remaining lease term of the Company’s operating lease was 46 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2020	2019
Fixed lease payments	$238,897	$46,908
Variable lease payments	34,950	4,882
Rental revenue	$273,847	$51,790

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties as of December 31, 2020 ($ in thousands). Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021	$129,004
2022	120,778
2023	112,706
2024	99,018
2025	86,304
Thereafter	341,118
Total	$888,928

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

14.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2020	December 31, 2019
Multifamily	$2,738,210	$1,038,777
Hotel	244,065	253,273
Industrial	551,898	330,110
Office	1,186,328	303,396
Medical office	196,559	39,143
Real estate-related securities	218,225	277,651
Other (Corporate)	195,531	147,972
Total Assets	$5,330,816	$2,390,322

The following table sets forth the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$132,835	$—	$30,203	$97,078	$13,731	$—	$273,847
Hotel revenue	—	22,200	—	—	—	—	22,200
Other revenue	2,045	146	—	145	40	—	2,376
Total revenues	134,880	22,346	30,203	97,223	13,771	—	298,423
Expenses:
Rental property operating	51,878	—	7,261	32,895	4,908	—	96,942
Hotel operating	—	16,242	—	—	—	—	16,242
Total segment expenses	51,878	16,242	7,261	32,895	4,908	—	113,184
Income from real estate-related securities, net	—	—	—	—	—	7,206	7,206
Loss from unconsolidated real estate ventures	—	(1,462)	—	—	—	—	(1,462)
Segment net operating income	$83,002	$4,642	$22,942	$64,328	$8,863	$7,206	$190,983
Depreciation and amortization	$(73,365)	$(8,403)	$(18,323)	$(48,477)	$(7,296)	$—	$(155,864)

General and administrative							(8,624)
Management fees							(19,423)
Performance participation allocation							(15,061)
Interest expense							(88,918)
Other expense, net							(1,293)
Net loss							$(98,200)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,300
Net loss attributable to non- controlling interests in Operating Partnership							642
Net loss attributable to stockholders							$(96,258)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$29,768	$—	$2,489	$19,022	$511	$—	$51,790
Hotel revenue	—	40,559	—	—	—	—	40,559
Other revenue	1,669	259	—	31	—	—	1,959
Total revenues	31,437	40,818	2,489	19,053	511	—	94,308
Expenses:
Rental property operating	11,396	—	583	6,388	96	—	18,463
Hotel operating	—	23,507	—	—	—	—	23,507
Total segment expenses	11,396	23,507	583	6,388	96	—	41,970
Income from real estate-related securities, net	—	—	—	—	—	10,158	10,158
Earnings from unconsolidated real estate ventures	—	175	—	—	—	—	175
Segment net operating income	$20,041	$17,486	$1,906	$12,665	$415	$10,158	$62,671
Depreciation and amortization	$(17,520)	$(8,239)	$(1,570)	$(11,312)	$(255)	$—	$(38,896)

General and administrative							(4,523)
Management fees							(5,469)
Performance participation allocation							(10,366)
Interest expense							(25,311)
Other income, net							916
Net loss							$(20,978)
Net loss attributable to non- controlling interests in consolidated joint ventures							152
Net loss attributable to stockholders							$(20,826)

15.	Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly results ($ in thousands, except per share data):

2020	March 31	June 30	September 30	December 31
Total revenues	$57,037	$71,465	$76,920	$93,001
Net loss	(40,647)	(14,754)	(10,497)	(32,302)
Net loss attributable to stockholders	(39,677)	(14,262)	(10,315)	(32,004)
Net loss per share, basic and diluted	(0.69)	(0.21)	(0.14)	(0.38)

2019	March 31	June 30	September 30	December 31
Total revenues	$15,415	$18,745	$24,026	$36,122
Net loss	(2,468)	(3,596)	(3,076)	(11,838)
Net loss attributable to stockholders	(2,468)	(3,578)	(3,051)	(11,729)
Net loss per share, basic and diluted	(0.24)	(0.22)	(0.12)	(0.30)

2018	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Net loss	(16)	(16)	(16)	(1,645)
Net loss per share, basic and diluted	(1.55)	(1.60)	(1.60)	(1.66)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

16.	Subsequent Events

Acquisitions / New Investments

Subsequent to December 31, 2020, the Company acquired a real estate investment for approximately $134.8 million, exclusive of closing costs, and originated one loan for $500.4 million.

Status of the Offering

As of March 26, 2021, the Company had sold an aggregate of 120,404,905 shares of its common stock (consisting of 2,850,070 Class T shares, 61,954,369 Class S shares, 4,699,738 Class D shares, and 50,900,728 Class I shares) in the Offering resulting in net proceeds of approximately $2.5 billion to the Company as payment for such shares.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Phoenix Property	Mesa, AZ	$32,239	$9,472	$35,909	$44	$396	$9,516	$36,305	$45,821	$(3,417)	1997	2019	(1)
Savannah Property	Savannah, GA	25,412	3,671	31,351	64	69	3,735	31,420	35,155	(2,590)	2017	2019	(1)
Florida Multifamily Portfolio
Lindsey Terrance	Jacksonville, FL	20,948	6,828	20,356	181	426	7,009	20,782	27,791	(2,074)	2002	2019	(1)
Grande Court	Jacksonville, FL	15,474	4,746	17,564	55	232	4,801	17,796	22,597	(1,525)	2002	2019	(1)
Noah's Landing	Naples FL	16,889	6,517	17,121	60	339	6,577	17,460	24,037	(1,520)	2002	2019	(1)
Tuscan Isle	Naples FL	19,157	7,528	19,904	93	494	7,621	20,398	28,019	(1,828)	2001	2019	(1)
Concord Park Apartments	Fort Meade, MD	61,810	20,082	67,141	40	424	20,122	67,565	87,687	(3,135)	2005	2019	(1)
Columbus Multifamily Portfolio
80 on the Commons	Columbus, OH	17,991	1,723	29,200	30	—	1,753	29,200	30,953	(915)	2018	2019	(1)
Gramercy	Columbus, OH	35,903	12,065	35,270	54	—	12,119	35,270	47,389	(1,590)	2013	2019	(1)
250 High	Columbus, OH	20,344	1,440	27,818	—	—	1,440	27,818	29,258	(812)	2015	2019	(1)
600 Goodale	Columbus, OH	26,853	2,537	29,176	152	—	2,689	29,176	31,865	(901)	2013	2019	(1)
801 Polaris	Columbus, OH	33,109	2,930	39,135	834	(834)	3,764	38,301	42,065	(1,181)	2015	2019	(1)
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	28	160	12,739	92,849	105,588	(3,070)	2009/2012	2019	(1)
Thornton Apartments	Alexandria, VA	118,151	30,472	145,504	—	17	30,472	145,521	175,993	(4,391)	2018	2019	(1)
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	2	37	18,315	54,876	73,191	(2,023)	2018	2019	(1)
The Griffin	Scottsdale, AZ	64,686	17,614	74,940	44	55	17,658	74,995	92,653	(2,349)	2018	2019	(1)
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	410	107	8,428	73,870	82,298	(2,362)	2012	2019	(1)
Highlands Portfolio
Graham Park	Columbus, OH	23,124	3,440	27,150	—	—	3,440	27,150	30,590	(439)	2019	2020	(1)
Luxe	Columbus, OH	23,972	2,170	30,051	—	—	2,170	30,051	32,221	(390)	2019	2020	(1)
Harper House	Columbus, OH	25,465	3,285	30,573	—	—	3,285	30,573	33,858	(416)	2019	2020	(1)
The Baxter Decatur	Atlanta, GA	53,462	8,603	69,963	28	1	8,631	69,964	78,595	(816)	2019	2020	(1)
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	—	—	7,101	74,739	81,840	(100)	2017	2020	(1)
Acadia	Ashburn, VA	134,338	18,337	168,734	—	—	18,337	168,734	187,071	(228)	1999	2020	(1)
Southeast Affordable Housing Portfolio
Arboretum Place	Newport News, VA	14,663	4,339	15,528	3	72	4,342	15,600	19,942	(510)	1995	2020	(1)
Courtney Manor	Jacksonville, FL	26,163	9,049	25,981	—	108	9,049	26,089	35,138	(452)	2000	2020	(1)
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	1	21	2,032	4,436	6,468	(260)	1999	2020	(1)
Falcon Trace	Orlando, FL	38,926	9,022	41,818	44	194	9,066	42,012	51,078	(1,270)	1999	2020	(1)
Hatteras Sound	Sanford, FL	24,859	5,354	27,465	24	32	5,378	27,497	32,875	(340)	2001	2020	(1)
Las Villas de Kino I	Tucson, AZ	18,108	6,561	16,745	5	110	6,566	16,855	23,421	(590)	1999	2020	(1)
Las Villas de Kino II	Tucson, AZ	8,147	2,952	7,533	2	103	2,954	7,636	10,590	(266)	1999	2020	(1)
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	3	51	2,975	19,634	22,609	(653)	1999	2020	(1)
Madelyn Oaks	Jacksonville, FL	27,394	8,881	28,528	1	97	8,882	28,625	37,507	(438)	2002	2020	(1)
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	22	75	2,159	10,486	12,645	(381)	1999	2020	(1)
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	31	97	7,220	23,127	30,347	(850)	2002	2020	(1)
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	54	104	4,678	8,993	13,671	(370)	1996	2020	(1)
Patriots Pointe	Concord, NC	7,760	1,564	7,904	4	34	1,568	7,938	9,506	(275)	2000	2020	(1)
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	—	—	3,294	18,870	22,164	(90)	2002	2020	(1)
Reserves at Arboretum	Newport News, VA	18,750	3,449	25,920	—	60	3,449	25,980	29,429	(756)	2009	2020	(1)
River Reach	Orlando, FL	33,525	10,491	33,546	75	151	10,566	33,697	44,263	(1,130)	1996	2020	(1)
Riverwalk	Brighton, CO	19,015	3,280	20,932	18	43	3,298	20,975	24,273	(636)	1998	2020	(1)
Silver Hill	Newport News, VA	9,920	3,381	9,549	—	38	3,381	9,587	12,968	(300)	1995	2020	(1)
Spinnaker Reach	Jacksonville, FL	28,485	6,248	35,599	5	217	6,253	35,816	42,069	(1,079)	1999	2020	(1)
Stone Creek	Mooresville, NC	8,364	1,844	7,492	—	38	1,844	7,530	9,374	(288)	1997	2020	(1)
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	17	104	4,592	23,704	28,296	(748)	1995	2020	(1)
Vista Haven	Sanford, FL	40,994	9,562	47,788	64	141	9,626	47,929	57,555	(1,509)	2001	2020	(1)
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	3	28	2,160	4,684	6,844	(210)	1999	2020	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Mid-Atlantic Affordable Housing Portfolio
Autumn Ridge	Memphis, TN		7,547	2,591	7,180	—	11	2,591	7,191	9,782	(62)	1997	2020	(1)
Autumn Wind	Winchester, VA		9,840	2,724	10,005	—	3	2,724	10,008	12,732	(83)	1999	2020	(1)
Bridgeport	Hampton, VA		17,130	4,285	18,075	—	7	4,285	18,082	22,367	(137)	1998	2020	(1)
Cascade Village	Holland, MI		13,680	3,389	14,530	—	2	3,389	14,532	17,921	(113)	2000	2020	(1)
Chestnut Ridge I	Harrisonburg, VA		7,920	2,694	7,540	—	5	2,694	7,545	10,239	(66)	1998	2020	(1)
Chestnut Ridge II	Harrisonburg, VA		3,840	1,328	3,682	—	5	1,328	3,687	5,015	(33)	1999	2020	(1)
Columbia Hills	Columbia, TN		9,740	2,871	9,816	—	10	2,871	9,826	12,697	(81)	1997	2020	(1)
Crestview	Fredericksburg, VA		26,720	4,358	30,470	—	16	4,358	30,486	34,844	(217)	1999	2020	(1)
Dominion Pines	Chesapeake, VA		11,755	2,896	12,516	—	8	2,896	12,524	15,420	(95)	1994	2020	(1)
Falcon Pointe	Rosenberg, TX		9,440	1,876	10,461	—	3	1,876	10,464	12,340	(80)	1998	2020	(1)
Foxridge	Durham, NC		10,333	2,524	10,986	—	6	2,524	10,992	13,516	(85)	1998	2020	(1)
Genito Glen	Midlothian, VA		10,960	2,703	11,559	—	8	2,703	11,567	14,270	(90)	1998	2020	(1)
Kings Ridge	Newport News, VA		15,572	4,729	15,539	—	13	4,729	15,552	20,281	(128)	1996	2020	(1)
Las Villas de Leon	San Antonio, TX		7,560	2,347	7,458	—	2	2,347	7,460	9,807	(64)	2000	2020	(1)
Landing at Markhams Grant I	Woodbridge, VA		12,556	1,827	14,664	—	—	1,827	14,664	16,491	(103)	1998	2020	(1)
Landing at Markhams Grant II	Woodbridge, VA		18,107	3,198	20,424	—	2	3,198	20,426	23,624	(147)	2000	2020	(1)
Landing at Markhams Grant III	Woodbridge, VA		24,580	3,592	28,539	—	9	3,592	28,548	32,140	(197)	2002	2020	(1)
Ocean Gate	Virginia Beach, VA		20,080	4,347	21,957	—	3	4,347	21,960	26,307	(162)	1997	2020	(1)
Parkview	Huntersville, NC		11,191	1,876	12,739	—	3	1,876	12,742	14,618	(91)	1996	2020	(1)
River Birch	Raleigh, NC		19,411	4,168	21,150	—	19	4,168	21,169	25,337	(155)	1996	2020	(1)
River Park Place	Vero Beach, FL		8,538	2,662	8,425	—	2	2,662	8,427	11,089	(71)	1998	2020	(1)
Soldiers Ridge	Manassas, VA		20,092	2,746	23,544	—	3	2,746	23,547	26,293	(161)	1996	2020	(1)
South Main	Manassas, VA		11,241	2,001	12,687	—	2	2,001	12,689	14,690	(92)	1999	2020	(1)
Sterling Crest	Saginaw, MI		8,800	4,176	7,229	—	4	4,176	7,233	11,409	(73)	1999	2020	(1)
Stonegate	Stafford, VA		28,880	3,963	33,721	—	4	3,963	33,725	37,688	(231)	1998	2020	(1)
Woodbridge	Chesapeake, VA		15,125	3,571	16,250	—	9	3,571	16,259	19,830	(121)	1994	2020	(1)
Woodburn I	Manassas, VA		24,112	3,365	28,215	—	9	3,365	28,224	31,589	(195)	1998	2020	(1)
Woodburn II	Manassas, VA		15,250	2,525	17,409	—	2	2,525	17,411	19,936	(124)	1998	2020	(1)
Florida Affordable Housing Portfolio II
Leigh Meadows	Jacksonville, FL		24,172	4,743	26,758	—	11	4,743	26,769	31,512	(193)	1997	2020	(1)
Holly Cove	Jacksonville, FL		20,619	3,854	23,149	—	8	3,854	23,157	27,011	(168)	1996	2020	(1)
Thomas Chase	Jacksonville, FL		24,203	4,307	27,346	—	8	4,307	27,354	31,661	(193)	2004	2020	(1)
Camri Green	Jacksonville, FL		16,846	3,695	18,200	—	6	3,695	18,206	21,901	(137)	2004	2020	(1)

Total Multifamily Properties			$1,922,887	$426,491	$2,210,895	$2,495	$4,044	$428,986	$2,214,939	$2,643,925	$(55,421)

Industrial properties:
Midwest Industrial Portfolio
201 Swift Road	Addison, IL	(3)	$210,027	$2,134	$5,578	$—	$—	$2,134	$5,578	$7,712	$(258)	1995	2019	(1)
221 Swift Road	Addison, IL	(3)	—	2,230	7,553	—	—	2,230	7,553	9,783	(321)	1995	2019	(1)
13005 Hamlin Court	Alsip, IL	(3)	—	1,813	4,623	—	—	1,813	4,623	6,436	(233)	2014	2019	(1)
1695 Glen Ellyn Drive	Glendale Heights, IL	(3)	—	2,206	4,769	—	—	2,206	4,769	6,975	(216)	2006	2019	(1)
845 Telser Road	Lake Zurich, IL	(3)	—	1,370	2,325	—	—	1,370	2,325	3,695	(118)	2016	2019	(1)
1245-1247 Lakeside Drive	Romeoville, IL	(3)	—	1,461	4,059	—	—	1,461	4,059	5,520	(209)	1998	2019	(1)
775 Commerce Parkway West Drive	Greenwood, IN	(3)	—	1,314	10,189	—	—	1,314	10,189	11,503	(338)	2014	2019	(1)
999 Gerdt Court	Greenwood, IN	(3)	—	1,268	6,364	—	—	1,268	6,364	7,632	(284)	2001	2019	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
1600-1640 Northwind Pkwy	Hobart, IN	(3)	—	879	3,010	—	—	879	3,010	3,889	(150)	2007	2019	(1)
1650 Northwind Pkwy	Hobart, IN	(3)	—	860	2,954	—	—	860	2,954	3,814	(160)	2007	2019	(1)
1701-21 Northwind Pkwy	Hobart, IN	(3)	—	1,264	5,974	—	—	1,264	5,974	7,238	(263)	2005	2019	(1)
1851 Northwind Parkway	Hobart, IN	(3)	—	1,477	2,077	—	—	1,477	2,077	3,554	(137)	2015	2019	(1)
1901-51 Northwind Pkwy	Hobart, IN	(3)	—	1,800	9,550	—	—	1,800	9,550	11,350	(435)	2006	2019	(1)
6241 Northwind Pkwy	Hobart, IN	(3)	—	1,946	8,402	114	—	2,060	8,402	10,462	(394)	2008	2019	(1)
6451 Northwind Parkway	Hobart, IN	(3)	—	2,782	8,375	—	—	2,782	8,375	11,157	(376)	2016	2019	(1)
8401 Bearing Drive	Indianapolis, IN	(3)	—	3,159	13,189	—	—	3,159	13,189	16,348	(513)	2015	2019	(1)
8411 Bearing Drive	Indianapolis, IN	(3)	—	1,448	6,515	—	—	1,448	6,515	7,963	(242)	2015	2019	(1)
8461 Bearing Drive	Indianapolis, IN	(3)	—	1,337	10,188	—	—	1,337	10,188	11,525	(342)	2015	2019	(1)
101 45th Street	Munster, IN	(3)	—	3,968	20,213	86	29	4,054	20,242	24,296	(958)	1991	2019	(1)
215 45th Street	Munster, IN	(3)	—	1,209	3,473	—	—	1,209	3,473	4,682	(193)	1999	2019	(1)
225 45th Street	Munster, IN	(3)	—	1,112	2,741	—	42	1,112	2,783	3,895	(138)	2000	2019	(1)
235 West 45th Street	Munster, IN	(3)	—	1,163	1,847	—	—	1,163	1,847	3,010	(123)	2000	2019	(1)
333 45th Street	Munster, IN	(3)	—	3,378	7,839	—	—	3,378	7,839	11,217	(440)	1999	2019	(1)
480 West 45th Street	Munster, IN	(3)	—	1,542	6,356	—	—	1,542	6,356	7,898	(284)	2003	2019	(1)
3890 Perry Boulevard	Whitestown, IN	(3)	—	698	4,491	—	—	698	4,491	5,189	(175)	2008	2019	(1)
4750 S Indianapolis Rd	Whitestown, IN	(3)	—	3,167	14,293	—	—	3,167	14,293	17,460	(608)	2016	2019	(1)
4990 Indianapolis Road	Whitestown, IN	(3)	—	1,668	8,319	—	—	1,668	8,319	9,987	(322)	2016	2019	(1)
5701 Meadows Drive	Grove City, OH	(3)	—	2,166	10,542	—	—	2,166	10,542	12,708	(493)	1997	2019	(1)
5900 Meadows Drive	Grove City, OH	(3)	—	2,369	11,916	—	—	2,369	11,916	14,285	(555)	1997	2019	(1)
2240 Creekside Parkway	Lockbourne, OH	(3)	—	2,300	7,010	—	—	2,300	7,010	9,310	(312)	2012	2019	(1)
4410 North 132nd Street	Butler, WI	(3)	—	1,248	6,383	—	251	1,248	6,634	7,882	(278)	1998	2019	(1)
4700 North Ironwood Drive	Butler, WI	(3)	—	1,510	7,222	—	295	1,510	7,517	9,027	(305)	2000	2019	(1)
W234 N2091 Ridgeview Parkway Court	Butler, WI	(3)	—	1,965	7,508	—	—	1,965	7,508	9,473	(324)	2002	2019	(1)
Marshfield Industrial Portfolio	Baltimore, MD		106,698	21,720	139,433	—	—	21,720	139,433	161,153	(890)	Various	2020	(1)
Airport Logistics Park	Nashville, TN		35,000	7,031	53,728	—	—	7,031	53,728	60,759	(504)	Various	2020	(1)

Total Industrial Properties			$351,725	$88,962	$429,008	$200	$617	$89,162	$429,625	$518,787	$(11,891)

Hotel properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	(4)	$47,948	$13,890	$33,673	$7	$128	$13,897	$33,801	$47,698	$(1,900)	2015	2019	(1)
Residence Inn Tampa	Tampa, FL		22,392	7,826	33,325	644	64	8,470	33,389	41,859	(1,755)	2001	2019	(1)
Courtyard by Marriott Fort Myers	Fort Myers, FL		14,991	5,522	21,035	567	43	6,089	21,078	27,167	(1,124)	2007	2019	(1)
TownePlace Suites Tampa	Tampa, FL		11,937	5,064	16,712	407	35	5,471	16,747	22,218	(886)	2008	2019	(1)
Residence Inn Cleveland	Cleveland, OH	(4)	—	2,867	19,944	181	446	3,048	20,390	23,438	(1,086)	1997	2019	(1)
Residence Inn Little Rock	Little Rock, AR		13,726	2,410	16,472	185	34	2,595	16,506	19,101	(847)	2013	2019	(1)
Hampton Inn Knoxville	Knoxville, TN		9,390	1,343	12,868	570	26	1,913	12,894	14,807	(714)	2011	2019	(1)
Springhill Suites Fort Myers	Fort Myers, FL		8,676	4,658	7,484	519	22	5,177	7,506	12,683	(438)	2006	2019	(1)

Total Hotel Properties			$129,060	$43,580	$161,513	$3,080	$798	$46,660	$162,311	$208,971	$(8,750)

Medical Office:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Exchange on Erwin - Commercial	Durham, NC		$24,908	$13,492	$20,157	$—	$34	$13,492	$20,191	$33,683	$(931)	2007	2019	(1)
Barlow Building	Chevy Chase, MD		108,160	31,902	112,291	208	184	32,110	112,475	144,585	(3,002)	2019	2020	(1)

Total Medical Office Properties			$133,068	$45,394	$132,448	$208	$218	$45,602	$132,666	$178,268	$(3,933)

Office properties:
Florida Office Portfolio
JTB Carlton	Jacksonville, FL	(5)	$136,640	$4,510	$13,905	$—	$89	$4,510	$13,994	$18,504	$(1,304)	1999	2019	(1)
JTB Deerwood Park	Jacksonville, FL	(5)	—	1,303	1,298	—	3	1,303	1,301	2,604	(76)	1991	2019	(1)
JTB Collier	Jacksonville, FL	(5)	—	4,540	11,050	—	21	4,540	11,071	15,611	(854)	2001	2019	(1)
Deerwood N 100	Jacksonville, FL	(5)	—	5,173	17,670	—	131	5,173	17,801	22,974	(1,540)	1999	2019	(1)
Deerwood N 200	Jacksonville, FL	(5)	—	5,152	14,995	—	24	5,152	15,019	20,171	(1,439)	2001	2019	(1)
Deerwood N 300	Jacksonville, FL	(5)	—	5,723	16,056	—	192	5,723	16,248	21,971	(1,269)	2004	2019	(1)
Deerwood N 400	Jacksonville, FL	(5)	—	5,535	18,722	—	29	5,535	18,751	24,286	(1,490)	2005	2019	(1)
Deerwood S 100	Jacksonville, FL	(5)	—	5,761	15,490	—	183	5,761	15,673	21,434	(1,580)	1996	2019	(1)
Deerwood S 200	Jacksonville, FL	(5)	—	5,548	15,976	—	57	5,548	16,033	21,581	(1,595)	1996	2019	(1)
Deerwood S 300	Jacksonville, FL	(5)	—	5,158	14,265	—	651	5,158	14,916	20,074	(1,728)	1997	2019	(1)
Deerwood S 400	Jacksonville, FL	(5)	—	5,062	13,736	—	758	5,062	14,494	19,556	(1,446)	1998	2019	(1)
Columbus Office Portfolio
250 High	Columbus, OH		25,698	1,527	27,449	68	-	1,595	27,449	29,044	(1,246)	2015	2019	(1)
80 on the Commons	Columbus, OH		29,309	1,486	22,615	29	1,100	1,515	23,715	25,230	(1,522)	2018	2019	(1)
60 State Street	Boston, MA		394,497	-	478,150	475	6,574	475	484,724	485,199	(13,938)	1978	2020	(1)
Nashville Office	Nashville, TN		172,800	21,647	229,183	—	384	21,647	229,567	251,214	(5,944)	2017	2020	(1)

Total Office Properties			$758,944	$78,125	$910,560	$572	$10,196	$78,697	$920,756	$999,453	$(36,971)
Portfolio Total			$3,295,684	$682,552	$3,844,424	$6,555	$15,873	$689,107	$3,860,297	$4,549,404	$(116,966)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2020, the aggregate cost basis for tax purposes was $4.7 billion.
(3)	These properties secure a $210.0 million mortgage note.
(4)	These properties secure a $47.9 million mortgage note.
(5)	These properties secure a $136.6 million mortgage note.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020 ($ in thousands) – Continued

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $76.8 million.  Accumulated Depreciation does not include $13.5 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Real Estate:
Balance at the beginning of year	$1,823,992	$—
Additions during the year:
Land and land improvements	366,587	322,520
Furniture, fixtures and equipment	30,540	46,268
Building and building improvements	2,405,093	1,455,204
Balance at the end of the year	$4,626,212	$1,823,992

Accumulated Depreciation:
Balance at the beginning of the year	$(25,948)	$—
Accumulated depreciation	(104,592)	(25,948)
Balance at the end of the year	$(130,540)	$(25,948)