Form 10-Q
period 2021-03-31
Starwood Real Estate Income Trust, Inc.
filed 2021-05-11
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 11, 2021, the registrant had the following shares outstanding: 2,942,650 shares of Class T common stock, 78,500,315 shares of Class S common stock, 7,613,136 shares of Class D common stock and 68,801,273 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$4,681,786	$4,597,054
Investments in real estate debt	704,363	218,225
Investments in unconsolidated real estate ventures	11,204	10,991
Cash and cash equivalents	199,149	128,650
Restricted cash	284,936	164,761
Other assets	234,179	211,135
Total assets	$6,115,617	$5,330,816
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$3,343,708	$3,278,762
Secured financings on investments in real estate debt	137,970	108,254
Unsecured revolving credit facility	—	—
Accounts payable, accrued expenses and other liabilities	122,379	117,072
Subscriptions received in advance	231,243	113,532
Due to affiliates	116,566	96,371
Total liabilities	3,951,866	3,713,991

Commitments and contingencies	—	—
Redeemable non-controlling interest	25,722	10,409

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock — Class T shares, $0.01 par value per share, 250,000,000 shares authorized; 2,674,868 and 2,463,182 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	27	25
Common stock — Class S shares, $0.01 par value per share, 250,000,000 shares authorized; 60,490,804 and 46,431,661 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	605	464
Common stock — Class D shares, $0.01 par value per share, 250,000,000 shares authorized; 4,609,087 and 2,847,097 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	46	28
Common stock — Class I shares, $0.01 par value per share, 250,000,000 shares authorized; 51,381,947 and 39,152,913 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	514	392
Additional paid-in capital	2,401,579	1,819,526
Accumulated deficit and cumulative distributions	(274,596)	(224,198)
Total stockholders' equity	2,128,175	1,596,237
Non-controlling interests in consolidated joint ventures	9,854	10,179
Total equity	2,138,029	1,606,416
Total liabilities and equity	$6,115,617	$5,330,816

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$98,107	$46,465
Hotel revenue	6,966	10,215
Other revenue	678	357
Total revenues	105,751	57,037
Expenses
Rental property operating	38,462	15,544
Hotel operating	4,418	5,964
General and administrative	2,706	2,358
Management fees	7,420	3,946
Performance participation allocation	8,708	46
Depreciation and amortization	54,796	30,543
Total expenses	116,510	58,401
Other income (expense)
(Loss) earnings from unconsolidated real estate ventures	(22)	360
Income (loss) from investments in real estate debt	8,794	(20,173)
Interest expense	(17,945)	(19,641)
Other (expense) income, net	(199)	171
Total other expense	(9,372)	(39,283)
Net loss	$(20,131)	$(40,647)
Net loss attributable to non-controlling interests in consolidated joint ventures	$21	$638
Net loss attributable to non-controlling interests in Operating Partnership	221	332
Net loss attributable to stockholders	$(19,889)	$(39,677)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.69)
Weighted-average shares of common stock outstanding, basic and diluted	106,818,450	57,844,231

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	2	141	18	121	611,592	—	611,874	—	611,874
Offering costs	—	—	—	—	(30,594)	—	(30,594)	—	(30,594)
Distribution reinvestments	—	4	—	2	14,095	—	14,101	—	14,101
Amortization of restricted stock grants	—	—	—	—	53	—	53	—	53
Common stock repurchased	—	(4)	—	(1)	(12,254)	—	(12,259)	—	(12,259)
Net loss ($221 allocated to redeemable non- controlling interest)	—	—	—	—	—	(19,889)	(19,889)	(21)	(19,910)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(304)	(304)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(30,509)	(30,509)	—	(30,509)
Allocation to redeemable non- controlling interest	—	—	—	—	(839)	—	(839)	—	(839)
Balance at March 31, 2021	$27	$605	$46	$514	$2,401,579	$(274,596)	$2,128,175	$9,854	$2,138,029

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	$20	$358	$23	$251	$1,291,542	$(102,742)	$1,189,452	$69,830	$1,259,282

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(20,131)	$(40,647)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fee	7,420	3,946
Performance participation allocation	8,708	46
Depreciation and amortization	54,796	30,543
Amortization of deferred financing costs	814	436
Straight-line rent amortization	(2,381)	(911)
Deferred income amortization	(439)	(235)
Unrealized (gain) loss on changes in fair value of financial instruments	(12,884)	26,973
Foreign currency loss	5,680	—
Loss on sales of investment in real estate debt	—	1,329
Amortization of restricted stock grants	53	21
Distributions from investments in unconsolidated real estate ventures	—	276
Loss (earnings) from unconsolidated real estate ventures	22	(360)
Other items	11	(266)
Change in assets and liabilities
Increase in other assets	(435)	(11,561)
Increase in due to affiliates	1,001	144
Increase in accounts payable, accrued expenses and other liabilities	8,039	17,711
Net cash provided by operating activities	50,274	27,445
Cash flows from investing activities
Acquisitions of real estate	(147,263)	(1,512,285)
Capital improvements to real estate	(6,430)	(1,838)
Investment in unconsolidated real estate ventures	(235)	—
Origination and purchase of investments in real estate debt	(504,692)	(65,754)
Proceeds from paydown of principal and settlement of investments in real estate debt	12,374	5,029
Net cash used in investing activities	(646,246)	(1,574,848)
Cash flows from financing activities
Proceeds from issuance of common stock, net	491,593	307,520
Offering costs paid	(5,720)	(3,901)
Subscriptions received in advance	231,243	41,012
Repurchase of common stock	(12,259)	(980)
Borrowings from mortgage notes and revolving credit facility	112,158	1,007,273
Repayments of mortgage notes and revolving credit facility	(47,775)	(734)
Repayments under secured financings on investments in real estate debt, short term net	(42,557)	—
Borrowings under secured financings on investments in real estate debt	140,150	117,399
Repayments under secured financings on investments in real estate debt	(65,697)	—
Payment of deferred financing costs	(161)	(5,971)
Contributions from non-controlling interests	—	58,840
Distributions to non-controlling interests	(304)	(356)
Distributions	(14,025)	(6,177)
Net cash provided by financing activities	786,646	1,513,925
Net change in cash and cash equivalents and restricted cash	190,674	(33,478)
Cash and cash equivalents and restricted cash at the beginning of the period	293,411	188,961
Cash and cash equivalents and restricted cash at the end of the period	$484,085	$155,483
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$199,149	$61,222
Restricted cash	284,936	94,261
Total cash and cash equivalents and restricted cash	$484,085	$155,483
Non-cash financing activities:
Accrued stockholder servicing fee due to affiliate	$27,626	$18,151
Right of use asset/liability	$—	$6,408
Redeemable non-controlling interest issued as settlement for performance participation allocation	$15,061	$10,366
Accrued distributions	$11,431	$6,191
Distribution reinvestment	$14,101	$8,364
Allocation to redeemable non-controlling interest	$839	$302

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company may diversify its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate debt, including loans secured by real estate and real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership.  The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

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

As of March 31, 2021, the Company owned 147 real estate properties, one investment in an unconsolidated real-estate venture and 56 positions in real estate debt investments.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Investments in Real Estate Debt.  Financial results by segment are reported in Note 14.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent.  The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

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

Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating and Hotel operating expenses on the Company’s Condensed Consolidated Statements of Operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate.  The lease liability is included as a component of Accounts payable, accrued expenses, and other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Condensed Consolidated Balance Sheets. The amortization of the below-market ground lease is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.

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

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Condensed Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Condensed Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company has elected to classify its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income/(loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

The Company elected the fair value option (“FVO”) for its loans secured by real estate. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income/(loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Such items are recorded as components of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

Derivative Instruments

The Company uses derivative financial instruments such as foreign currency swaps, interest rate swaps and interest rate caps to manage risks from fluctuations in exchange rates and interest rates.

The Company records its derivatives on its condensed consolidated balance sheets at fair value and such amounts are included in Other assets or Accounts payable, accrued expenses and other liabilities. Any changes in the fair value of these derivatives are recorded in earnings.

Foreign Currency

The Company's functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. Aggregate foreign currency translation and transaction losses included in operations totaled $5.7 million for the three months ended March 31, 2021. These amounts are recorded as a component of Income/(loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

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

Valuation

The Company generally determines the fair value of its investments in real estate-related securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of March 31, 2021 and December 31, 2020, the Company’s investments in real estate-related securities are classified as Level 2.

The Company’s investment in loans secured by real estate, such as its term loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. As of March 31, 2021, the Company’s term loan is classified as Level 3.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2021, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $32.9 million below the outstanding principal balance.

The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s interest rate caps were approximately $1.7 million and $5.4 million, respectively, below their cost. As of March 31, 2021 and December 31, 2020, the Company’s interest rate swaps had an aggregate fair value liability of $0.8 million and $5.2 million, respectively.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of March 31, 2021, the fair value of the Company’s foreign currency swaps were approximately $3.6 million.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility and derivative instruments), including cash, cash equivalents and restricted cash and other financial instruments, approximate their carrying or contract value.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility and its unsecured revolving credit facility are recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets and amortized over the life of the related lease.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Condensed Consolidated Balance Sheets. The Company’s Hotel revenue consists of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hotel revenue is recognized when the service is rendered. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and reported as Rental revenues in the Company’s Condensed Consolidated Statements of Operations.

In connection with its investments, the Company has acquired assets subject to loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants.  For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, deferred income related to these loans amounted to $5.6 million and $5.8 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, Other revenue related to these loans amounted to $0.2 million and $0.2 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60-month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2021:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of March 31, 2021 and December 31, 2020, the Company had accrued $98.4 million and $73.2 million respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three months ended March 31, 2021 and 2020, the Company recognized an income tax expense of $0.1 million and $0.1 million, respectively, within Other (expense) income, net on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the Company recorded a net deferred tax liability of $1.2 million and $1.2 million, respectively, due to its hotel investments within Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended March 31, 2021 and 2020, for both basic and diluted shares.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company has adopted this pronouncement as of January 1, 2021.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Building and building improvements	$3,967,595	$3,860,297
Land and land improvements	704,601	689,107
Furniture, fixtures and equipment	77,291	76,808
Right of use asset - operating lease(1)	101,382	101,382
Total	4,850,869	4,727,594
Accumulated depreciation and amortization	(169,083)	(130,540)
Investments in real estate, net	$4,681,786	$4,597,054

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the three months ended March 31, 2021, the Company acquired interests in three office properties. During the year ended December 31, 2020, the Company acquired interests in 73 properties, which were comprised of 60 multifamily properties, 10 industrial properties, two office buildings, and one medical office building.

The following table provides further details of the properties acquired during the three months ended March 31, 2021 ($ in thousands):

Investment	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (1)
Stonebridge	100%	3	Atlanta, GA	Office	February 23, 2021	$135,242
		3				$135,242

(1)	Purchase price is inclusive of acquisition-related costs.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2021 ($ in thousands):

Stonebridge
Building and building improvements	$101,135
Land and land improvements	15,205
In-place lease intangibles	15,264
Above-market lease intangibles	3,308
Below-market lease intangibles	(162)
Total purchase price (1)	$134,750

(1)	Purchase price does not include acquisition-related costs of $0.5 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the three months ended March 31, 2021 were nine years, nine years and nine years, respectively.

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of March 31, 2021 is as follows ($ in thousands):

Below-market Ground
Lease
2021 (remaining)	$1,527
2022	2,036
2023	2,036
2024	2,036
2025	2,036
Thereafter	83,492
$93,163

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the "Joint Venture") to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Condensed Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $11.2 million and $11.0 million as of March 31, 2021 and December 31, 2020, respectively.  The Company’s (loss) earnings from its investment in the Joint Venture is presented in (Loss) earnings from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and totaled ($22,000) and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Intangible assets: (1)
In-place lease intangibles	$209,012	$194,003
Above-market lease intangibles	25,440	22,132
Other	31,019	31,019
Total intangible assets	265,471	247,154
Accumulated amortization:
In-place lease amortization	(75,535)	(60,142)
Above-market lease intangibles	(4,516)	(3,506)
Other	(4,336)	(3,650)
Total accumulated amortization	(84,387)	(67,298)
Intangible assets, net	$181,084	$179,856
Intangible liabilities: (2)
Below-market lease intangibles	$36,353	$36,190
Accumulated amortization	(4,592)	(3,534)
Intangible liabilities, net	$31,761	$32,656

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2021 (remaining)	$25,044	$3,045	$2,061	$(2,900)
2022	24,508	3,665	2,738	(3,680)
2023	18,969	3,232	2,653	(3,372)
2024	14,565	2,247	2,639	(3,041)
2025	11,818	1,856	2,507	(2,758)
Thereafter	38,573	6,879	14,085	(16,010)
	$133,477	$20,924	$26,683	$(31,761)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of March 31, 2021 and December 31, 2020 ($ in thousands):

		March 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	54	3.17%	January 8, 2047	$201,666	$204,817
CMBS	1	6.26%	July 25, 2039	3,040	2,854
Total real estate securities	55	3.22%	November 29, 2046	204,706	207,671
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	496,692
Total investments in real estate debt	56	4.81%	February 13, 2032	$709,246	$704,363

		December 31, 2020
Type of Security	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
	56			$216,929	$218,225

(1)	As of March 31, 2021, the Company’s RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and its CMBS investment had a floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million with an initial term of five years, with a two year extension option.

The majority of the Company’s investments in real estate securities consist of non-agency residential mortgage-backed securities (“RMBS”). The Company also has an investment in commercial mortgage-backed securities (“CMBS”).

During the three months ended March 31, 2021, the Company recorded net unrealized losses on its investments in real estate debt of $0.3 million. During the three months ended March 31, 2020, the Company recorded net unrealized losses and realized losses on its investments in real estate debt of $22.6 million and $1.3 million, respectively. Such amounts are recorded as a component of Income (loss) from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of March 31, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (2)	Maximum Facility Size	March 31, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.09%	3/7/2030	N/A	$2,300,015	$2,236,290
Total fixed rate loans				2,300,015	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.81%	3/30/2025	N/A	887,252	886,594
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	172,800	172,800
Total variable rate loans				1,060,052	1,059,394
Total loans secured by the Company's properties				3,360,067	3,295,684
Deferred financing costs, net				(16,662)	(17,208)
Premium on assumed debt, net				303	286
Mortgage notes and revolving credit facility, net				$3,343,708	$3,278,762

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2021, one-month LIBOR was equal to 0.11%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of March 31, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$175,126
2022	51,183
2023	3,931
2024	215,859
2025	647,055
Thereafter	2,266,913
Total	$3,360,067

Interest paid on the Company’s mortgage notes and revolving credit facility for the three months ended March 31, 2021 and 2020 was $15.9 million and $9.9 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of March 31, 2021.

7.	Secured Financings on Investments in Real Estate Debt

Secured financings on investments in real estate debt are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a secured financing on investments in real estate debt operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, the Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a secured financing on investments in real estate debt , the Company is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate.

Interest rates on these borrowings are determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

The fair value of financial instruments pledged as collateral on the Company’s secured financings on investments in real estate debt disclosed in the tables below represent the Company’s fair value of such instruments, which may differ from the fair value assigned to the collateral by its counterparties.

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”). The Barclays RA interest is equal to the three-month USD LIBOR plus a spread.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

			March 31, 2021
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$496,692	$137,970
			$496,692	$137,970

			December 31, 2020
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3/17/2021	1.93%	$155,538	$105,804
CMBS	1/6/2021	2.10%	2,867	2,450
			$158,405	$108,254

(1)	Represents the fair value of the Company’s investments in real estate debt.

Interest paid on the Company’s secured financings on investments in real estate debt for the three months ended March 31, 2021 and 2020 was $0.9 million and $0.7 million, respectively.

8.	Unsecured Revolving Credit Facility

On December 16, 2020, the Company entered into an unsecured line of credit (the “Line of Credit”) for $100 million with multiple banks. The Line of Credit expires on December 16, 2023 and commencing on the third anniversary of the closing date, may request additional one year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. As of March 31, 2021 and December 31, 2020, the capacity of the Line of Credit was $100 million. There were no outstanding borrowings on the Line of Credit as of March 31, 2021 and December 31, 2020.

9.	Other Assets and Other Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2021	December 31, 2020
Intangible assets, net	$181,084	$179,856
Receivables	26,073	23,692
Prepaid expenses	1,683	4,047
Derivative instruments	8,656	1,410
Deferred financing costs, net	1,169	1,268
Interest receivable	3,098	548
Acquisition deposits	12,079	7
Other	337	307
Total	$234,179	$211,135

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities ($ in thousands):

	March 31, 2021	December 31, 2020
Intangible liabilities, net	$31,761	$32,656
Accounts payable and accrued expenses	26,725	19,651
Real estate taxes payable	15,633	14,842
Deferred income	8,744	11,111
Distributions payable	11,431	8,682
Tenant security deposits	9,948	9,842
Accrued interest expense	8,028	7,309
Right of use liability - operating lease	6,381	6,390
Derivative instruments	778	5,167
Other	2,950	1,422
Total	$122,379	$117,072

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

As of March 31, 2021, the Company had the authority to issue 1,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	250,000,000	$0.01
Class S Shares	250,000,000	$0.01
Class D Shares	250,000,000	$0.01
Class I Shares	250,000,000	$0.01
Total	1,100,000,000

See Note 15 for disclosure regarding an amendment to the Company’s charter to increase the number of authorized shares of common stock.

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three months ended March 31, 2021
	Class T	Class S	Class D	Class I	Total
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853
Common stock shares issued	225,394	14,078,322	1,738,543	12,134,514	28,176,773
Distribution reinvestment plan shares issued	18,360	379,173	29,788	225,844	653,165
Common stock shares repurchased	(32,068)	(398,352)	(6,341)	(131,324)	(568,085)
March 31, 2021	2,674,868	60,490,804	4,609,087	51,381,947	119,156,706

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2021:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0454)	(0.0455)	(0.0133)	—
Net distributions declared per share of common stock	$0.2651	$0.2650	$0.2972	$0.3105

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2021, the Company recorded an allocation adjustment of $0.8 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2021 ($ in thousands):

December 31, 2020	$10,409
Settlement of 2020 performance participation allocation	15,061
GAAP income allocation	(221)
Distributions	(366)
Fair value allocation	839
March 31, 2021	$25,722

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, the Company may make exceptions to modify or suspend the share repurchase plan. The Company’s board of directors may also determine to terminate the share repurchase plan if required by applicable law or in connection with a transaction in which the Company’s stockholders receive liquidity for their shares of common stock, such as a sale or merger of the Company or listing of its shares on a national securities exchange. For the three months ended March 31, 2021 and 2020, the Company repurchased 568,085 and 45,719 shares of common stock representing a total of $12.3 million and $1.0 million, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2021.

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

Acquisition of Investments

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and the Sponsor. The Sponsor purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated buyer. The Sponsor subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one month LIBOR +2.40% or $0.3 million. As a result of this transaction, the Company wholly owns 60 State Street.

On October 29, 2020, the Company borrowed $22 million from the Sponsor to fund an acquisition. The borrowing was repaid on November 3, 2020 plus interest equal to one month LIBOR plus 3.00%.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three months ended March 31, 2021 and 2020, the Company incurred management fees of $7.4 million and $3.9 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the three months ended March 31, 2021, the Company issued 214,021 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $2.8 million related to the management fee as of March 31, 2021, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During April 2021, the Advisor was issued 126,892 unregistered Class I shares as payment for the $2.8 million management fee accrued as of March 31, 2021. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2021 and 2020, the Company recognized $8.7 million and $46,000, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations.

The 2020 performance participation allocation became payable on December 31, 2020 and, in January 2021, the Company issued 695,320 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2020.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2021	December 31, 2020
Accrued stockholder servicing fee	$98,409	$73,170
Performance participation allocation	8,708	15,061
Advanced organization and offering costs	5,465	5,830
Accrued management fee	2,776	2,103
Accrued affiliate service provider expenses	452	—
Advanced operating expenses	756	207
Total	$116,566	$96,371

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of March 31, 2021 and December 31, 2020, the Company has accrued $98.4 million and $73.2 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amount is being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Advanced operating expenses

As of March 31, 2021 and December 31, 2020, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended March 31, 2021 and the year ended December 31, 2020, the Advisor had incurred approximately $1.4 million and $2.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three months ended March 31, 2021 and 2020, the Company has incurred approximately $1.3 million and $0.5 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2021 and 2020, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by the Sponsor. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company.

During the three months ended March 31, 2021 and 2020, the Company did not incur any expenses from Essex.

12.	Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground lease as of March 31, 2021 ($ in thousands):

Operating Leases
2021 (remaining)	$299
2022	399
2023	399
2024	399
2025	399
Thereafter	16,355
Total undiscounted future lease payments	18,250
Difference between undiscounted cash flows and discounted cash flows	11,869
Total lease liability	$6,381

The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of March 31, 2021, the weighted average remaining lease term of the Company’s operating lease was 46 years.

Payments under the Company’s ground lease contain fixed payment components. The Company’s ground lease contained escalations prior to the Company’s hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, office and medical office properties. Leases at the Company’s industrial, office and medical office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and medical office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease payments	$88,232	$40,603
Variable lease payments	9,875	5,862
Rental revenue	$98,107	$46,465

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties ($ in thousands) as of March 31, 2021. Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$106,212
2022	130,117
2023	122,209
2024	108,646
2025	96,454
Thereafter	390,191
Total	$953,829

14.	Segment Reporting

The Company operates in six reportable segments: Multifamily properties, Hotel properties, Industrial properties, Office properties, Medical office properties and Investments in real estate debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2021	December 31, 2020
Multifamily	$2,709,742	$2,738,210
Hotel	243,489	244,065
Industrial	537,306	551,898
Office	1,218,088	1,186,328
Medical office	195,668	196,559
Investments in real estate debt	704,363	218,225
Other (Corporate)	506,961	195,531
Total assets	$6,115,617	$5,330,816

The following table sets forth the financial results by segment for the three months ended March 31, 2021 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$54,379	$—	$10,579	$29,569	$3,580	$—	$98,107
Hotel revenue	—	6,966	—	—	—	—	6,966
Other revenue	555	64	—	49	10	—	678
Total revenues	54,934	7,030	10,579	29,618	3,590	—	105,751
Expenses:
Rental property operating	23,030	—	2,919	10,918	1,595	—	38,462
Hotel operating	—	4,418	—	—	—	—	4,418
Total segment expenses	23,030	4,418	2,919	10,918	1,595	—	42,880
Income from investments in real estate debt	—	—	—	—	—	8,794	8,794
Loss from unconsolidated real estate ventures	—	(22)	—	—	—	—	(22)
Segment net operating income	$31,904	$2,590	$7,660	$18,700	$1,995	$8,794	$71,643
Depreciation and amortization	$(29,247)	$(2,129)	$(6,063)	$(15,167)	$(2,190)	$—	$(54,796)

General and administrative							(2,706)
Management fees							(7,420)
Performance participation allocation							(8,708)
Interest expense							(17,945)
Other expense, net							(199)
Net loss							$(20,131)
Net loss attributable to non- controlling interests in consolidated joint ventures							21
Net loss attributable to non- controlling interests in Operating Partnership							221
Net loss attributable to stockholders							$(19,889)

The following table sets forth the financial results by segment for the three months ended March 31, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$25,114	$—	$6,688	$12,813	$1,850	$—	$46,465
Hotel revenue	—	10,215	—	—	—	—	10,215
Other revenue	262	74	—	11	10	—	357
Total revenues	25,376	10,289	6,688	12,824	1,860	—	57,037
Expenses:
Rental property operating	8,940	—	1,716	4,326	562	—	15,544
Hotel operating	—	5,964	—	—	—	—	5,964
Total segment expenses	8,940	5,964	1,716	4,326	562	—	21,508
Loss from investments in real estate- related securities, net	—	—	—	—	—	(20,173)	(20,173)
Earnings from unconsolidated real estate ventures	—	360	—	—	—	—	360
Segment net operating income (loss)	$16,436	$4,685	$4,972	$8,498	$1,298	$(20,173)	$15,716
Depreciation and amortization	$(16,790)	$(2,078)	$(4,164)	$(6,781)	$(730)	$—	$(30,543)

General and administrative							(2,358)
Management fees							(3,946)
Performance participation allocation							(46)
Interest expense							(19,641)
Other income, net							171
Net loss							$(40,647)
Net loss attributable to non- controlling interests in consolidated joint ventures							638
Net loss attributable to non- controlling interests in Operating Partnership							332
Net loss attributable to stockholders							$(39,677)

15.	Subsequent Events

Acquisitions/New Investments

Subsequent to March 31, 2021, the Company acquired, in two separate transactions, industrial real estate properties with an aggregate cost of approximately $562.8 million, exclusive of closing costs and related working capital.

Status of the Offering

As of May 11, 2021, the Company had sold an aggregate of 159,607,694 shares of its common stock (consisting of 3,118,329 Class T shares, 80,131,712 Class S shares, 7,713,063 Class D shares, and 68,644,590 Class I shares) in the Offering resulting in net proceeds of approximately $3.4 billion to the Company as payment for such shares.

Share reallocation

In this offering, we are selling up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. In accordance with the terms of the offering, we may reallocate shares between the primary offering and distribution reinvestment plan. We have reallocated $300,000,000 in shares from our distribution reinvestment plan to our primary offering, and as a result, we are now offering up to $4,300,000,000 in shares in our primary offering and up to $700,000,000 in shares pursuant to our distribution reinvestment plan.

Formation of Compensation Committee

On May 7, 2021, the Company’s board of directors formed a compensation committee and appointed Richard D. Bronson, Robin Josephs and Peggy Lamb as members.

Independent Director Compensation

On May 7, 2021, the Company’s board of directors amended and restated the Company’s independent director compensation policy, effective April 1, 2021, to reflect the following updates: (1) each independent director shall receive an annual retainer of $175,000; (2) the chairperson of the compensation committee shall receive an annual retainer of $10,000; (3) compensation paid under the policy shall be in quarterly installments of which 40% shall be paid in cash in arrears and 60% shall be paid in the form of restricted shares of the Company’s Class I common stock (the “Class I Restricted Stock”); (4) the Class I Restricted Stock shall be granted on the third business day following the Company’s annual meeting of stockholders; and (5) the number of Class I Restricted Stock granted shall be determined by dividing 60% of the compensation due, taking into account any proration, by the then-current NAV of the Company’s Class I common stock as of the last day of the calendar month immediately preceding the grant date, and rounded to the nearest whole number.

Charter Amendment

Effective May 7, 2021, the Company amended its charter to increase the number of shares of stock that the Company has authority to issue to 3,100,000,000 shares, consisting of 3,000,000,000 shares of common stock, $0.01 par value per share, 500,000,000 of which are classified as Class T common stock, 1,000,000,000 of which are classified as Class S common stock, 500,000,000 of which are classified as Class D common stock and 1,000,000,000 of which are classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the amendment, the Company had authority to issue 1,100,000,000 shares, consisting of 1,000,000,000 shares of common stock, $0.01 par value per share, 250,000,000 of which were classified as Class T common stock, 250,000,000 of which were classified as Class S common stock, 250,000,000 of which were classified as Class D common stock and 250,000,000 of which were classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Starwood Real Estate Income Trust, Inc.", "Company," "we," "us," or "our" refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

You should carefully review Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States. We may diversify our portfolio on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate debt, including loans secured by real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole partner. We and the Operating Partnership are externally managed by the Advisor.

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

As of May 11, 2021, we had received net proceeds of $3.4 billion from selling an aggregate of 159,607,694 shares of our common stock (consisting of 3,118,329 Class T shares, 80,131,712 Class S shares, 7,713,063 Class D shares, and 68,644,590 Class I shares). We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020.

The Advisor have been following guidance from the Centers for Disease Control and Prevention and local health authorities to ensure it has the plans and resources in place to safeguard the health and wellbeing of its employees and their families, business partners and tenants. The Advisor continues to operate normally across investment, asset management and corporate support functions. The Advisor’s technology infrastructure has proven to be capable of supporting this operating model.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines for emergency use and distribution to the public, there remain uncertainties as to the logistics of implementing a national vaccine program, the public’s willingness to receive the vaccine in sufficient numbers and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. Until such therapies and vaccines are widely administered and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact on rent collections for the three months ended March 31, 2021. While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially.

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

Beginning in March 2020, our hotel segment experienced a material decrease in occupancy. The conditions caused by COVID-19 have had a material impact on the performance of our hotel assets for the three months ended March 31, 2021 where year-over-year occupancy was down 12% and the average daily rate was down 25%. Average monthly occupancy has improved from 46% during December 2020 to 71% during March 2021.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities. This had a significant impact on our investments in real estate debt. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system, revoking of shelter-in-place requirements and easing of corporate travel. See “—Results of Operations — Income (Loss) from Investments in Real Estate Debt.”

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources see “—Liquidity and Capital Resources” below.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part II, Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2021 Highlights

Operating Results:

•	Raised $605.0 million of gross proceeds in the Offering during the three months ended March 31, 2021.
•

Declared monthly net distributions totaling $30.9 million for the three months ended March 31, 2021.  As of March 31, 2021, the annualized net distribution rate was 4.9% for Class T, 4.8% for Class S, 5.5% for Class D and 5.7% for Class I shares.

•

Year-to-date total returns through March 31, 2021, excluding upfront selling commissions and dealer manager fees, of 2.3% for Class T, 2.2% for Class S, 2.4% for Class D and 2.4% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through March 31, 2021, excluding upfront selling commissions and dealer manager fees, was 8.9% for Class T, 9.0% for Class S, 9.5% for Class D and 9.8% for Class I shares. Annualized total return from inception through March 31, 2021, assuming full upfront selling commissions and dealer manager fees was 7.2% for Class T, 7.4% for Class S and 8.8% for Class D shares.

Investments:

•

In February 2021, we closed on a three-property office portfolio in Atlanta, GA (“Stonebridge”) for $134.8 million, excluding closing costs. Stonebridge contains 460,000 square feet and was 91% leased at acquisition to high quality tenants with an average remaining lease term of 9.5 years.

•

In February 2021, we provided a £360 million term loan to Blackstone Capital Partners and Blackstone Real Estate Partners for the acquisition of Bourne Leisure. Bourne Leisure is the largest provider of caravan holidays and holiday home ownership in the United Kingdom, operating three well-known brands — Haven, Butlin’s and Warner Leisure Hotels.

•

Subsequent to March 31, 2021, we closed on two investments for a total purchase price of $562.8 million including: a 15-asset industrial portfolio comprised of 1.5 million square feet of Class A properties located in the industrial hubs of Boulder County and Denver, Colorado and a six-asset industrial portfolio comprised of 2.3 million square feet located within two miles of the Port of Houston in Texas.

Financings:

•	During the three months ended March 31, 2021, we closed an aggregate of $64.5 million in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real properties, investments in real estate debt, and cash and cash equivalents based on assets under management (“AUM”) as of March 31, 2021:

The following charts further describe the composition of our assets across investments in real properties, investments in real estate debt, and cash and cash equivalents and by geography based on AUM as of March 31, 2021:

Investments in Real Estate

As of March 31, 2021, we had acquired 147 real estate properties and one investment in an unconsolidated real estate venture with an aggregate purchase price of approximately $5.0 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of March 31, 2021 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	76	15,692 units	96%	$2,859,700	$54,934	52%
Hotel	9	1,293 keys	44%	212,465	7,030	7%
Industrial	43	5.80 sq. ft.	99%	582,200	10,579	10%
Office	17	3.32 sq. ft.	90%	1,358,002	29,618	28%
Medical office	3	0.39 sq. ft.	89%	205,800	3,590	3%
Total	148			$5,218,167	$105,751	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of March 31, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of March 31, 2021. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended March 31, 2021.

(2)	Based on fair value as of March 31, 2021.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of March 31, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	96%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	96%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	94%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	99%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	590.7	4,384	97%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	102.0	599	89%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	82.0	290	86%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	113.5	958	99%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	531.3	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	190.2	630	94%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	84.0	264	94%
Total Multifamily	76				2,710.9	15,692
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	47%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	33%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	84%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	614.3	0.91	91%
Stonebridge	3	Atlanta, GA	February 2021	100%	134.8	0.46	91%
Total Office	17				1,317.5	3.32
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	98%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	62.3	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	164.2	1.33	100%
Total Industrial	43				546.1	5.80
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	95%
Barlow	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	87%
Total Medical Office	3				196.7	0.39

Total Investment Properties	148				$5,012.5

(1)

Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within Net loss attributable to non-controlling interests in consolidated joint ventures. The table also includes a property owned by an unconsolidated entity.

(2)	Purchase price excludes total acquisition costs of $47.2 million.
(3)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of March 31, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of March 31, 2021. The occupancy rate for our hotel investments is based on the trailing twelve month average occupancy for the period ended March 31, 2021.

(4)	Purchase price represents our initial equity investment into the joint venture.

Impact of COVID-19 – Impairment Analysis

As of March 31, 2021, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of March 31, 2021, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of March 31, 2021 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	54	3.17%	January 8, 2047	$201,666	$204,817
CMBS	1	6.26%	July 25, 2039	3,040	2,854
Total real estate securities	55	3.22%	November 29, 2046	204,706	207,671
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	496,692
Total investments in real estate debt	56	4.81%	February 13, 2032	$709,246	$704,363

(1)	As of March 31, 2021, our RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and our CMBS investment had floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million with an initial term of five years, with a two year extension option.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of March 31, 2021:

Investments in Real Estate Debt
29%
<1%
71%
RMBS
CMBS
Term loan

.

Lease Expirations

The following table details the expiring leases at our industrial, office and medical office properties by annualized base rent as of March 31, 2021 ($ in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2021 (remaining)	$2,465	2%	$2,527	2%	$726	1%	$5,718	5%
2022	2,669	2%	9,470	6%	1,766	1%	13,905	9%
2023	3,879	3%	7,943	5%	2,102	1%	13,924	9%
2024	3,931	3%	7,062	5%	2,484	2%	13,477	10%
2025	5,706	4%	5,606	4%	649	0%	11,961	8%
2026	1,752	1%	13,525	9%	1,248	1%	16,525	11%
2027	4,670	3%	5,457	4%	1,727	1%	11,854	8%
2028	—	0%	8,223	6%	324	0%	8,547	6%
2029	871	0%	4,010	3%	896	0%	5,777	3%
2030	3,579	2%	9,049	6%	1,417	1%	14,045	9%
Thereafter	2,883	2%	29,557	20%	167	0%	32,607	22%
Total	$32,405	22%	$102,429	70%	$13,506	8%	$148,340	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$98,107	$46,465
Hotel revenue	6,966	10,215
Other revenue	678	357
Total revenues	105,751	57,037
Expenses
Rental property operating	38,462	15,544
Hotel operating	4,418	5,964
General and administrative	2,706	2,358
Management fees	7,420	3,946
Performance participation allocation	8,708	46
Depreciation and amortization	54,796	30,543
Total expenses	116,510	58,401
Other (expense) income
(Loss) earnings from unconsolidated real estate ventures	(22)	360
Income (loss) from investments in real estate debt	8,794	(20,173)
Interest expense	(17,945)	(19,641)
Other (expense) income, net	(199)	171
Total other expense	(9,372)	(39,283)
Net loss	$(20,131)	$(40,647)
Net loss attributable to non-controlling interests in consolidated joint ventures	$21	$638
Net loss attributable to non-controlling interests in Operating Partnership	221	332
Net loss attributable to stockholders	$(19,889)	$(39,677)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2021 and 2020, rental revenue was $98.1 million and $46.5 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 92 consolidated properties as of March 31, 2020 to 147 consolidated properties as of March 31, 2021.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date we have received very few requests from our tenants seeking concessions.

Hotel revenue consists of income from our hotel properties. Hotel revenue consists primarily of room revenue. During the three months ended March 31, 2021 and 2020, hotel revenue was $7.0 million and $10.2 million, respectively. Beginning in March 2020, our hotel segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined to 45% by the end of March 2020 but has rebounded to approximately 71% in March 2021.

Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2021 and 2020, rental property operating and hotel operating expenses were $42.9 million and $21.5 million, respectively. The increase is driven by the growth in our portfolio, which increased from 92 consolidated properties as of March 31, 2020 to 147 consolidated properties as of March 31, 2021.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2021, general and administrative expenses increased $0.3 million compared to the three months ended March 31, 2020, primarily due to the increased size of our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2021 and 2020, management fees were $7.4 million and $3.9 million, respectively. The increase was primarily due to the growth in our NAV which increased $1.2 billion from March 31, 2020 to March 31, 2021.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended March 31, 2021 and 2020, the performance participation allocation was $8.7 million and $46,000, respectively.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended March 31, 2021 and 2020, depreciation and amortization expenses were $54.8 million and $30.5 million, respectively. The increase is driven by the growth in our portfolio, which increased from 92 consolidated properties as of March 31, 2020 to 147 consolidated properties as of March 31, 2021.

Other (Expense) Income

During the three months ended March 31, 2021 and 2020, income (loss) from investments in real estate debt, net was $8.8 million and ($20.2) million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) on our investments in real estate debt.

During the three months ended March 31, 2021 and 2020, interest expense was $17.9 million and $19.6 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolver and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

Interest expense for the three months ended March 31, 2021 and 2020, also included unrealized gains of $7.6 million and unrealized losses of $4.4 million, respectively, relating to the fair value of our interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The interest rate swaps are used to introduce more certainty around cash flows and protects the cash available for distribution after debt service.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will change over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization, and similar adjustments for unconsolidated joint ventures.

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium /discount, (iv) organizational costs, (v) unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, and (ix) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to stockholders	$(19,889)	$(39,677)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	54,796	30,543
Investment in unconsolidated real estate ventures – depreciation and amortization	200	254
Amount attributable to non-controlling interests for above adjustments	(469)	(688)
FFO attributable to stockholders	34,638	(9,568)
Adjustments to arrive at AFFO:
Straight-line rental income	(2,381)	(911)
Amortization of above- and below-market lease intangibles, net	(48)	87
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(12,884)	26,973
Foreign currency loss	5,680	—
Non-cash performance participation allocation	8,708	46
Amortization of deferred financing costs	814	436
Amortization of restricted stock awards	53	21
Amount attributable to non-controlling interests for above adjustments	100	(388)
AFFO attributable to stockholders	$34,680	$16,696

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

Real Estate Portfolio Valuation

In our residential and industrial segments, the valuations during the first quarter of 2021 saw modest increases in their values based on strong operating performance and robust investor demand for these asset classes.

In our office segment, the valuations for the three months ended March 2021 increased slightly as a result of strong investor demand for characteristics such as long weighted average lease terms, high quality tenant base and great locations. However, future valuations might be negatively impacted depending on the longer term implications resulting from COVID-19: including, the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, challenges relating to the vaccine rollout, and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies which may result in lower operating cash flows and valuations.

In our hospitality segment, the valuations for the three months ending March 2021 decreased slightly. Hospitality has been one of most impacted asset classes from COVID-19, but we believe the Advisor is well suited to manage our hospitality assets through to recovery. All of our hotels are open and we are encouraged to see that they have rebounded from a low of 18% average occupancy in April 2020 to 71% in average occupancy in March 2021. We anticipate continued softness in this sector until domestic travel resumes, and to that end, we have underwritten and valued the assets forecasting reduced cash flows for an extended period of time, which has led to reduced property values compared to pre-COVID-19 levels.

As of March 31, 2021, our independent valuation advisor and external third-party appraisal firms, for select assets, valued the real estate portfolio to reflect the most recent market conditions.

Investments in Real Estate Debt

A portion of our portfolio is invested in marketable securities in order to provide us with liquidity, including to fund repurchases for our share repurchase program. As of March 31, 2021, the securities allocation was approximately 99% invested in seasoned RMBS and approximately 1% invested in CMBS. In the middle of March 2020, the capital markets experienced severe volatility as a result of market dislocation. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system.

Net Asset Value

The purchase price per share for each class of our common stock is the then-current transaction price, which generally equals our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	March 31, 2021
Investments in real estate	$5,218,992
Investments in real estate debt	704,363
Cash and cash equivalents	199,147
Restricted cash	284,938
Other assets	41,704
Debt obligations	(3,327,181)
Secured financings on investments in real estate debt	(137,970)
Subscriptions received in advance	(231,243)
Other liabilities	(84,710)
Performance participation accrual	(8,708)
Management fee payable	(2,776)
Accrued stockholder servicing fees (1)	(1,090)
Minority interest	(20,253)
Net asset value	$2,635,213
Number of outstanding shares/units	120,333

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of March 31, 2021, we have accrued under GAAP $98.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$58,336	$1,326,635	$100,544	$1,123,976	$25,722	$2,635,213
Number of outstanding shares	2,675	60,491	4,609	51,382	1,176	120,333
NAV Per Share/Unit as of March 31, 2021	$21.81	$21.93	$21.81	$21.87	$21.87

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.3%	5.2%
Hotel	9.2%	7.8%
Office	7.6%	6.0%
Industrial	6.3%	5.6%
Medical office	6.6%	5.7%

For quarter-end months, these assumptions are determined by the independent valuation advisor or third party appraisers. In addition, the independent valuation advisor reviews the assumptions included in the third-party appraisals. The Advisor reviews the assumptions from each of the appraisals regardless of who performs the work. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	2.0%	1.9%	1.9%	2.0%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	3.2%	1.8%	2.9%	3.0%	3.0%
(weighted average)	0.25% increase	(2.9)%	(1.7)%	(2.7)%	(2.8)%	(2.8)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2021
Stockholders’ equity under GAAP	$2,128,175
Redeemable non-controlling interest	25,722
Total partners' capital of Operating Partnership	2,153,897
Adjustments:
Accrued stockholder servicing fee	97,319
Advanced organization and offering costs and Advanced operating expenses	5,682
Unrealized real estate appreciation	137,220
Accumulated depreciation and amortization	241,095
NAV	$2,635,213

The following details the adjustments to reconcile stockholders’ equity to our NAV:

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

•

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and secured financings on investments in real estate debt (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements.  As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.3105 per share for the three months ended March 31, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the dealer manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2021:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2021	$0.0879	$0.0878	$0.0989	$0.1035
February 28, 2021	0.0894	0.0893	0.0994	0.1035
March 31, 2021	0.0878	0.0879	0.0989	0.1035
Totals	$0.2651	$0.2650	$0.2972	$0.3105

The following table summarizes our distributions declared during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$16,335	53%	$7,028	43%
Reinvested in shares	14,540	47%	9,336	57%
Total distributions	$30,875	100%	$16,364	100%

Sources of Distributions
Cash flows from operating activities	$30,875	100%	$16,364	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$30,875	100%	$16,364	100%

Cash flows from operating activities	$50,274		$27,445
Funds from operations	$34,638		$(9,568)

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $326.3 million of immediate liquidity as of March 31, 2021, made up of $100.0 million of an undrawn unsecured line of credit, $27.2 million of undrawn line of credit capacity and $199.1 million of cash on hand. Excluded from the cash balance is an incremental $364.1 million associated with the March 2021 net capital raise which was available to us in the beginning of April 2021. In addition, we hold a $207.7 million net position in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses, to pay interest on our outstanding indebtedness and margin calls, if required, under our secured financings on investments in real estate debt. Our operating expenses include, among other things, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership pays to the Special Limited Partner (to the extent that the Advisor elects to receive the performance participation in cash), general corporate expenses and fees related to acquiring, financing, appraising and managing our properties.  We do not have any office or personnel expenses as we do not have any employees.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three months ended March 31, 2021, we raised $605.0 million of proceeds in the Offering. In addition, for the three months ended March 31, 2021, we have honored $12.3 million of repurchase requests under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2021, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of March 31, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.09%	3/7/2030	N/A	$2,300,015	$2,236,290
Total fixed rate loans				2,300,015	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.81%	3/30/2025	N/A	887,252	886,594
Variable rate revolving credit facility(4)	L + 2.00%	10/21/2021	$200,000	172,800	172,800
Total variable rate loans				1,060,052	1,059,394
Total loans secured by the Company's properties				3,360,067	3,295,684

Secured financings on investments in real estate debt	L + 2.50%	2/26/2026	$273,181	137,970	108,254
Unsecured revolving credit facility	L + 3.00%	12/16/2023	$100,000	—	—
Total Indebtedness				$3,498,037	$3,403,938

(1)	The term “L” refers to the one-month LIBOR. As of March 31, 2021, one-month LIBOR was equal to 0.11%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)	Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

Subsequent to March 31, 2021, we raised $854.9 million in the Offering and received approximately $13.7 million of investor requests to repurchase their shares, which totaled approximately 0.52% of our NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$50,274	$27,445
Cash flows used in investing activities	(646,246)	(1,574,848)
Cash flows provided by financing activities	786,646	1,513,925
Net increase (decrease) in cash and cash equivalents and restricted cash	$190,674	$(33,478)

Cash flows provided by operating activities increased $22.8 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. This increase resulted from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities decreased $928.6 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in acquisitions of ($1,360.4) million of real estate investments offset by $431.6 million of net acquisitions of investments in real estate debt.

Cash flows provided by financing activities decreased $727.3 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a net decrease of ($942.1) million in borrowings, $184.1 million increase in proceeds from the issuance of our common stock, $190.2 million increase in subscriptions received in advanced, ($85.5) million of net repayments under secured financings on investments in real estate debt, ($58.8) million decrease in contributions from non-controlling interests and ($7.8) million increase in distributions.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$4,102,221	$248,542	$242,683	$1,038,967	$2,572,029
Ground lease	18,250	399	798	798	16,255
Organizational and offering costs	5,464	1,457	2,914	1,093	—
Advanced operating expenses	107	28	57	22	—
Total	$4,126,042	$250,426	$246,452	$1,040,880	$2,588,284

(1)

The allocation of our indebtedness includes both principal and interest payments based on the maximum maturity date where we, at our own discretion, have extension options and interest rates in effect at March 31, 2021.

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

The COVID-19 pandemic has also resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of March 31, 2021, the outstanding principal balance of our variable rate mortgage indebtedness was $1.1 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the three months ended March 31, 2021, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.0 million.

Foreign Currency Risk

We intend to hedge our currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of foreign currency swaps to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income and principal payments) we expect to receive from our foreign currency denominated investments.

Investments in Real Estate Debt

As of March 31, 2021, we held $704.4 million of investments in real estate debt.  Certain of our investments in real estate debt are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2021, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from investments in real estate debt of $0.0 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2021, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $70.4 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our credit facilities and real estate-related investments.

We pay interest under our credit facilities, and receive interest payments on certain of our real estate-related securities investments, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. Based on undertakings received from the panel banks, the FCA does not expect that any LIBOR settings will become unrepresentative before these dates. Nevertheless, the U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Our debt includes floating-rate loans and repurchase agreements for which the interest rates are tied to LIBOR and real estate-related securities investments with interest payments based on LIBOR. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor's election. For the three months ended March 31, 2021, the Advisor elected to receive its management fees in Class I shares. We issued 102,577 and 111,445 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2021 and February 2021, respectively. Additionally, we issued 126,892 unregistered Class I shares to the Advisor in April 2021 in satisfaction of the March 2021 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of March 31, 2021 ($ and number of shares in thousands):

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Total
Offering proceeds:
Shares sold	2,850	61,954	4,700	50,901	120,405
Gross offering proceeds	$60,920	$1,320,664	$99,608	$1,081,279	$2,562,471
Selling commissions and dealer manager fees	(1,148)	(11,431)	—	—	(12,579)
Accrued stockholder servicing fees	(622)	(12,121)	(218)	—	(12,961)
Net offering proceeds	$59,150	$1,297,112	$99,390	$1,081,279	$2,536,931

We primarily used the net proceeds from the Offering toward the acquisition of $4.7 billion of real estate properties and $1.0 billion of investments in real estate debt. In addition to the net proceeds from the Offering, we financed our investments with $3.1 billion of financing secured by our investments in real estate and $0.1 billion of net secured financings on investments in real estate debt.  See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional details on our borrowings.

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

Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and may elect not to repurchase some or all of the shares submitted for repurchase in a given period. Further, we may make exceptions to, modify or suspend the share repurchase plan. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
		Repurchases as a Percentage of Shares Outstanding
	Total Number of Shares Repurchased		Average Price Paid per Share

Month of:
January 2021	152,451	0.21%	$21.38	152,451	—
February 2021	161,976	0.22%	21.68	161,976	—
March 2021	253,658	0.33%	21.72	253,658	—
Total	568,085		$21.62	568,085	—

_________________

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $98.5 million of Class S, Class T, Class D and Class I shares based on our December 31, 2020 NAV in the first quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

The Special Limited Partner holds 1,175,859 Class I units in the Operating Partnership. Any redemption of Class I units held by the Special Limited Partner would occur outside of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Independent Director Compensation

On May 7, 2021, our board of directors amended and restated our independent director compensation policy, effective April 1, 2021, to reflect the following updates: (1) each independent director shall receive an annual retainer of $175,000; (2) the chairperson of the compensation committee shall receive an annual retainer of $10,000; (3) compensation paid under the policy shall be in quarterly installments of which 40% shall be paid in cash in arrears and 60% shall be paid in the form of restricted shares of our Class I common stock (the “Class I Restricted Stock”); (4) the Class I Restricted Stock shall be granted on the third business day following our annual meeting of stockholders; and (5) the number of Class I Restricted Stock granted shall be determined by dividing 60% of the compensation due, taking into account any proration, by the then-current NAV of our Class I common stock as of the last day of the calendar month immediately preceding the grant date, and rounded to the nearest whole number.

Charter Amendment

Effective May 7, 2021, we amended our charter to increase the number of shares of stock that we have authority to issue to 3,100,000,000 shares, consisting of 3,000,000,000 shares of common stock, $0.01 par value per share, 500,000,000 of which are classified as Class T common stock, 1,000,000,000 of which are classified as Class S common stock, 500,000,000 of which are classified as Class D common stock and 1,000,000,000 of which are classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the amendment, we had authority to issue 1,100,000,000 shares, consisting of 1,000,000,000 shares of common stock, $0.01 par value per share, 250,000,000 of which were classified as Class T common stock, 250,000,000 of which were classified as Class S common stock, 250,000,000 of which were classified as Class D common stock and 250,000,000 of which were classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

3.3*	Second Articles of Amendment of the Company

3.4	Amended & Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on October 18, 2017 and incorporated herein by reference)

10.1*	Independent Directors Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 11, 2021	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

May 11, 2021	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)