Form 10-Q
period 2021-06-30
Starwood Real Estate Income Trust, Inc.
filed 2021-08-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 13, 2021, the registrant had the following shares outstanding: 3,713,622 shares of Class T common stock, 111,245,814 shares of Class S common stock, 11,656,273 shares of Class D common stock and 103,878,445 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$7,006,822	$4,597,054
Investments in real estate debt	980,425	218,225
Investments in unconsolidated real estate ventures	11,225	10,991
Cash and cash equivalents	455,314	128,650
Restricted cash	456,543	164,761
Other assets	438,145	211,135
Total assets	$9,348,474	$5,330,816
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$4,812,265	$3,278,762
Secured financings on investments in real estate debt	138,145	108,254
Unsecured revolving credit facility	—	—
Other liabilities	477,659	117,072
Subscriptions received in advance	346,593	113,532
Due to affiliates	199,452	96,371
Total liabilities	5,974,114	3,713,991

Commitments and contingencies	—	—
Redeemable non-controlling interest	26,474	10,409

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 3,298,160 and 2,463,182 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	33	25
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 90,396,275 and 46,431,661 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	904	464
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 9,149,531 and 2,847,097 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	91	28
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 78,621,418 and 39,152,913 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	786	392
Additional paid-in capital	3,700,382	1,819,526
Accumulated deficit and cumulative distributions	(363,796)	(224,198)
Total stockholder’s equity	3,338,400	1,596,237
Non-controlling interests in consolidated joint ventures	9,486	10,179
Total equity	3,347,886	1,606,416
Total liabilities and equity	$9,348,474	$5,330,816

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$116,236	$68,327	$214,343	$114,792
Hotel revenue	8,487	2,499	15,453	12,714
Other revenue	851	639	1,529	996
Total revenues	125,574	71,465	231,325	128,502
Expenses
Rental property operating	42,321	23,414	80,783	38,958
Hotel operating	4,955	2,741	9,373	8,705
General and administrative	5,916	1,782	8,622	4,140
Management fees	11,291	4,596	18,711	8,542
Performance participation allocation	23,674	—	32,382	46
Depreciation and amortization	60,685	38,907	115,481	69,450
Total expenses	148,842	71,440	265,352	129,841
Other income (expense)
Income (loss) from unconsolidated real estate ventures	21	(581)	(1)	(221)
Income (loss) from investments in real estate debt	10,114	9,078	18,908	(11,095)
Interest expense	(32,162)	(23,268)	(50,107)	(42,909)
Other income (expense), net	843	(8)	644	163
Total other expense	(21,184)	(14,779)	(30,556)	(54,062)
Net loss	$(44,452)	$(14,754)	$(64,583)	$(55,401)
Net loss attributable to non-controlling interests in consolidated joint ventures	$122	$409	$143	$1,047
Net loss attributable to non-controlling interests in Operating Partnership	349	83	570	415
Net loss attributable to stockholders	$(43,981)	$(14,262)	$(63,870)	$(53,939)
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.21)	$(0.48)	$(0.86)
Weighted-average shares of common stock outstanding, basic and diluted	158,370,936	67,948,617	132,723,628	62,896,424

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2021	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	2	141	18	121	611,592	—	611,874	—	611,874
Offering costs	—	—	—	—	(30,594)	—	(30,594)	—	(30,594)
Distribution reinvestments	—	4	—	2	14,095	—	14,101	—	14,101
Amortization of restricted stock grants	—	—	—	—	53	—	53	—	53
Common stock repurchased	—	(4)	—	(1)	(12,254)	—	(12,259)	—	(12,259)
Net loss ($221 allocated to redeemable non- controlling interest)	—	—	—	—	—	(19,889)	(19,889)	(21)	(19,910)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(304)	(304)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(30,509)	(30,509)	—	(30,509)
Allocation to redeemable non- controlling interest	—	—	—	—	(839)	—	(839)	—	(839)
Balance at March 31, 2021	27	605	46	514	2,401,579	(274,596)	2,128,175	9,854	2,138,029
Common stock issued	6	297	45	274	1,367,761	—	1,368,383	—	1,368,383
Offering costs	—	—	—	—	(68,577)	—	(68,577)	—	(68,577)
Distribution reinvestments	—	5	—	3	17,741	—	17,749	—	17,749
Amortization of restricted stock grants	—	—	—	—	162	—	162	—	162
Common stock repurchased	—	(3)	—	(5)	(16,819)	—	(16,827)	—	(16,827)
Net loss ($349 allocated to redeemable non- controlling interest)	—	—	—	—	—	(43,981)	(43,981)	(122)	(44,103)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(246)	(246)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(45,219)	(45,219)	—	(45,219)
Allocation to redeemable non- controlling interest	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Balance at June 30, 2021	$33	$904	$91	$786	$3,700,382	$(363,796)	$3,338,400	$9,486	$3,347,886

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2020	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	20	358	23	251	1,291,542	(102,742)	1,189,452	69,830	1,259,282
Common stock issued	2	23	1	17	95,201	—	95,244	—	95,244
Offering costs	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Distribution reinvestments	—	3	—	2	10,458	—	10,463	—	10,463
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	(1)	(5)	—	(3)	(21,365)	—	(21,374)	—	(21,374)
Net loss ($83 allocated to redeemable non- controlling interest)	—	—	—	—	—	(14,262)	(14,262)	(409)	(14,671)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,352	1,352
Distributions to non-controlling interests	—	—	—	—	—	—	—	(831)	(831)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(19,300)	(19,300)	—	(19,300)
Allocation to redeemable non- controlling interest	—	—	—	—	(274)	—	(274)	—	(274)
Balance at June 30, 2020	$21	$379	$24	$267	$1,370,214	$(136,304)	$1,234,601	$11,105	$1,245,706

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(64,583)	$(55,401)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	18,711	8,542
Performance participation allocation	32,382	46
Depreciation and amortization	115,481	69,450
Amortization of deferred financing costs	2,008	1,041
Straight-line rent amortization	(6,141)	—
Deferred income amortization	(2,291)	(556)
Unrealized (gain) loss on changes in fair value of financial instruments	(11,623)	21,492
Foreign currency loss	5,417	—
Loss on sales of investment in real estate debt	—	4,543
Amortization of restricted stock grants	215	42
Distributions from investments in unconsolidated real estate ventures	—	276
Loss from unconsolidated real estate ventures	1	221
Other items	272	(24)
Change in assets and liabilities
Increase in other assets	(21,240)	(12,129)
Increase in due to affiliates	747	333
Increase in accounts payable, accrued expenses and other liabilities	27,275	12,054
Net cash provided by operating activities	96,631	49,930
Cash flows from investing activities
Acquisitions of real estate	(2,607,747)	(1,621,500)
Capital improvements to real estate	(12,838)	(3,419)
Investment in unconsolidated real estate ventures	(235)	—
Origination and purchase of investments in real estate debt	(504,749)	(65,754)
Purchase of real estate-related equity securities	(65,000)	—
Proceeds from paydown of principal and settlement of investments in real estate debt	33,921	61,055
Net cash used in investing activities	(3,156,648)	(1,629,618)
Cash flows from financing activities
Proceeds from issuance of common stock, net	1,850,259	398,268
Offering costs paid	(16,402)	(7,343)
Subscriptions received in advance	346,593	46,823
Repurchase of common stock	(29,086)	(22,354)
Borrowings from mortgage notes and revolving credit facility	1,770,768	1,084,965
Repayments of mortgage notes and revolving credit facility	(221,339)	(1,466)
Repayments under secured financings on investments in real estate debt, short term net	(42,557)	—
Borrowings under secured financings on investments in real estate debt	140,150	50,075
Repayments under secured financings on investments in real estate debt	(65,697)	—
Payment of deferred financing costs	(17,753)	(6,216)
Contributions from non-controlling interests	—	60,192
Distributions to non-controlling interests	(550)	(1,187)
Repurchase of non-controlling interests	—	(58,837)
Distributions	(35,923)	(14,727)
Net cash provided by financing activities	3,678,463	1,528,193
Net change in cash and cash equivalents and restricted cash	618,446	(51,495)
Cash and cash equivalents and restricted cash at the beginning of the period	293,411	188,961
Cash and cash equivalents and restricted cash at the end of the period	$911,857	$137,466
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$455,314	$53,389
Restricted cash	456,543	84,077
Total cash and cash equivalents and restricted cash	$911,857	$137,466
Non-cash financing activities:
Accrued stockholder servicing fee due to affiliate	$89,410	$22,505
Right of use asset/liability	$—	$6,408
Redeemable non-controlling interest issued as settlement for performance participation allocation	$15,061	$10,366
Accrued distributions	$17,367	$6,591
Distribution reinvestment	$31,850	$18,827
Allocation to redeemable non-controlling interest	$2,304	$576

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

As of June 30, 2021, the Company owned 213 real estate properties, one investment in an unconsolidated real-estate venture and 58 positions in real estate debt investments.  The Company currently operates in six reportable segments:  Multifamily, Hotel, Industrial, Office, Medical Office and Investments in Real Estate Debt.  Financial results by segment are reported in Note 14.

As of June 30, 2021, the Company had received aggregate net proceeds of $3.9 billion from the sale of shares of the Company’s common stock through the Company’s public offerings. The Company previously registered with the Securities and Exchange Commission (the “SEC”) an initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.3 billion in shares in its primary offering and up to $0.7 billion in shares pursuant to its distribution reinvestment plan (the “Initial Public Offering”). On October 29, 2020, the Company filed a Registration Statement on Form S-11 with the SEC (File No. 333-249719) to register $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). On June 2, 2021, the SEC declared the Follow-on Public Offering effective and the Initial Public Offering automatically terminated. The Company is selling in the Follow-on Public Offering any combination of four classes of shares of its common stock, with a dollar value up to the maximum aggregate amount. The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. The Company intends to continue selling shares on a monthly basis.

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

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.  The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans.  Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interest for those partially owned entities are accounted for using the equity method of accounting. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in the Operating Partnership is considered a majority voting interest.

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company has elected to classify its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

The Company elected the fair value option (“FVO”) for its loans secured by real estate. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

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

The Company records its derivatives on its Condensed Consolidated Balance Sheet’s at fair value and such amounts are included in Other assets or Accounts payable, accrued expenses and other liabilities. Any changes in the fair value of these derivatives are recorded in earnings.

Foreign Currency

The Company's functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. Aggregate foreign currency translation and transaction income (losses) included in operations totaled $0.3 million and ($5.4) million for the three and six months ended June 30, 2021, respectively. These amounts are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

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

Valuation

The Company generally determines the fair value of its investments in real estate-related securities by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of June 30, 2021 and December 31, 2020, the Company’s investments in real estate-related securities are classified as Level 2.

The Company’s investment in loans secured by real estate, such as its term loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. As of June 30, 2021, the Company’s term loan is classified as Level 3.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value. As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense) on the Company’s Condensed Consolidated Statements of Operations. During the three months ended June 30, 2021, the Company recognized $1.5 million of unrealized gains on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades (Level 1 inputs). As of June 30, 2021, the Company’s $66.5 million of equity securities were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company did not own equity securities as of December 31, 2020.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2021, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $23.5 million below the outstanding principal balance.

The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). The Company’s derivative positions are classified as Level 2. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s interest rate caps were approximately $4.7 million and $5.4 million, respectively, below their cost. As of June 30, 2021 and December 31, 2020, the Company’s interest rate swaps had an aggregate fair value liability of $1.3 million and $5.2 million, respectively. As of June 30, 2021, the Company held 12 interest rate caps with an aggregate notional value of $2.3 billion and two interest rate swaps with an aggregate notional value of $250 million.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of June 30, 2021, the fair value of the Company’s foreign currency swaps were approximately $1.4 million. As of June 30, 2021 and December 31, 2020, the Company’s investments in foreign currency swaps are classified as Level 2. As of June 30, 2021, the Company held four GBP and one EUR foreign currency swaps, with an aggregate notional value of £275 million and €11 million, respectively.

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

In connection with its investments, the Company has acquired assets subject to loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, deferred income related to these loans amounted to $5.4 million and $5.8 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, Other revenue related to these loans amounted to $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2020, Other revenue related to these loans amounted to $0.2 million and $0.4 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company in connection with the Initial Public Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a

60-month period following December 21, 2019.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Company’s public offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2021:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Follow-on Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of June 30, 2021 and December 31, 2020, the Company had accrued $156.7 million and $73.2 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three and six months ended June 30, 2021, the Company recognized an income tax expense of $0.1 million and $0.1 million, respectively, within Other (expense) income, net on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the Company recognized an income tax benefit of $0.2 million and $0.1 million, respectively, within Other expense on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the Company recorded a net deferred tax liability of $1.2 million and $1.2 million, respectively, due to its hotel investments within Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended June 30, 2021 and 2020, for both basic and diluted shares.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The Company has not adopted any of the optional expedients or exceptions as of June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2021		December 31, 2020
Building and building improvements	$5,969,311		$3,860,297
Land and land improvements	1,049,157		689,107
Furniture, fixtures and equipment	100,058		76,808
Right of use asset - operating lease(1)	101,382	#	101,382
Total	7,219,908		4,727,594
Accumulated depreciation and amortization	(213,086)		(130,540)
Investments in real estate, net	$7,006,822		$4,597,054

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the six months ended June 30, 2021, the Company acquired interests in 69 properties, which were comprised of 41 industrial properties, 25 multifamily properties and three office properties. During the year ended December 31, 2020, the Company acquired interests in 73 properties, which were comprised of 60 multifamily properties, 10 industrial properties, two office buildings, and one medical office building.

The following table provides details of the properties acquired during the six months ended June 30, 2021 ($ in thousands):

Investment	Ownership Interest	Number of Properties	Location	Sector	Acquisition Date	Real Estate Acquisition (1)

Stonebridge	100%	3	Atlanta, GA	Office	February 23, 2021	$135,242
Denver/Boulder Industrial Portfolio	100%	16	Denver, CO	Industrial	April 21, 2021	394,296
Independence Industrial Portfolio	100%	6	Houston, TX	Industrial	April 29, 2021	195,959
Reno Logistics Portfolio	100%	19	Reno, NV	Industrial	May 27, 2021	397,488
Southeast Affordable Housing Portfolio II	100%	9	DC, FL, GA, MD, SC, VA	Multifamily	May 27, 2021	253,415
Azalea Multifamily Portfolio	100%	16	TX, FL, NC, MD, TN	Multifamily	June 30, 2021	1,176,566
		69				$2,552,966

(1)	Purchase price is inclusive of acquisition-related costs.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2021 ($ in thousands):

	Stonebridge	Denver/Boulder Industrial Portfolio	Independence Industrial Portfolio	Reno Logistics Portfolio	Southeast Affordable Housing Portfolio II	Azalea Multifamily Portfolio	Total
Building and building improvements	$101,135	$310,365	$148,590	$323,766	$201,147	$989,334	$2,074,337
Land and land improvements	15,205	67,948	30,515	60,902	41,915	141,739	358,224
Furniture, fixtures and equipment	—	—	—	—	4,489	17,168	21,657
In-place lease intangibles	15,264	18,279	13,923	19,509	3,699	13,759	84,433
Above-market lease intangibles	3,308	529	2,191	871	—	—	6,899
Below-market lease intangibles	(162)	(4,121)	(219)	(4,986)	—	—	(9,488)
Above-market ground lease intangibles	—	—	—	(3,762)	—	—	(3,762)
Total purchase price (1)	$134,750	$393,000	$195,000	$396,300	$251,250	$1,162,000	$2,532,300

(1)	Purchase price excludes acquisition-related costs of $20.7 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and above-market ground lease intangibles for the properties acquired during the six months ended June 30, 2021 were five years, seven years, six years and 32 years, respectively.

The estimated future amortization on the Company’s below-market ground lease for each of the next five years and thereafter as of June 30, 2021 is as follows ($ in thousands):

Below-market Ground
Lease
2021 (remaining)	$1,018
2022	2,036
2023	2,036
2024	2,036
2025	2,036
Thereafter	83,492
$92,654

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Condensed Consolidated Balance Sheets. The Company's investment in the Joint Venture totaled $11.2 million and $11.0 million as of June 30, 2021 and December 31, 2020, respectively.  The Company’s income (loss) earnings from its investment in the Joint Venture is presented in Income (loss) earnings from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and totaled $21,000 and ($1,000) for the three and six months ended June 30, 2021 and $(0.6) million and $(0.2) million for the three and six months ended June 30, 2020, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Intangible assets: (1)
In-place lease intangibles	$277,179	$194,003
Above-market lease intangibles	28,951	22,132
Other	31,019	31,019
Total intangible assets	337,149	247,154
Accumulated amortization:
In-place lease amortization	(88,841)	(60,142)
Above-market lease intangibles	(5,656)	(3,506)
Other	(5,065)	(3,650)
Total accumulated amortization	(99,562)	(67,298)
Intangible assets, net	$237,587	$179,856
Intangible liabilities: (2)
Below-market lease intangibles	$45,622	$36,190
Above-market ground lease intangibles	3,762	—
Total intangible liabilities	49,384	36,190
Accumulated amortization	(6,048)	(3,534)
Intangible liabilities, net	$43,336	$32,656

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles	Above-market Ground Lease Intangibles
2021 (remaining)	$37,227	$2,496	$1,333	$(2,957)	$(220)
2022	38,951	4,516	2,738	(5,909)	(586)
2023	29,757	4,016	2,653	(5,369)	(586)
2024	21,010	2,834	2,639	(4,363)	(586)
2025	16,083	2,180	2,507	(3,473)	(586)
Thereafter	45,310	7,253	14,084	(17,576)	(1,125)
	$188,338	$23,295	$25,954	$(39,647)	$(3,689)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of June 30, 2021 and December 31, 2020 ($ in thousands):

		June 30, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	52	3.11%	September 16, 2045	$180,263	$183,401
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	296,928
CMBS - fixed	1	6.26%	July 25, 2039	2,954	2,774
Total real estate securities	57	3.34%	March 22, 2041	480,145	483,103
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	497,322
Total investments in real estate debt	58	4.39%	June 28, 2033	$984,685	$980,425

		December 31, 2020
Type of Security	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
Total investments in real estate debt	56			$216,929	$218,225

(1)	As of June 30, 2021, the Company’s RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and its CMBS fixed investment had a floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million with an initial term of five years, with a two-year extension option.

The majority of the Company’s investments in real estate securities consist of non-agency residential mortgage-backed securities (“RMBS”) and in commercial mortgage-backed securities (“CMBS”).

The Company’s investments in real estate debt included CMBS collateralized by properties owned by Starwood-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

Fair Value
	June 30, 2021	December 31, 2020
CMBS	$296,928	$—
Total	$296,928	$—

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and six months ended June 30, 2021, the Company recorded net unrealized losses on its investments in real estate debt of $0.0 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the Company recorded net unrealized gains on its investments in real estate debt of $8.8 million and net unrealized losses of $13.8 million and realized losses of $4.5 million, respectively. Such amounts are recorded as a component of Income (loss) from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of June 30, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	June 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.11%	4/6/2030	N/A	$2,483,251	$2,236,290
Total fixed rate loans				2,483,251	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.70%	7/15/2024	N/A	2,361,862	886,594
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	—	172,800
Total variable rate loans				2,361,862	1,059,394
Total loans secured by the Company's properties				4,845,113	3,295,684
Deferred financing costs, net				(33,168)	(17,208)
Premium on assumed debt, net				320	286
Mortgage notes and revolving credit facility, net				$4,812,265	$3,278,762

(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2021, one-month LIBOR was equal to 0.10%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of June 30, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$1,562
2022	51,183
2023	1,049,041
2024	481,859
2025	647,056
Thereafter	2,614,412
Total	$4,845,113

Interest paid on the Company’s mortgage notes and revolving credit facility for the three and six months ended June 30, 2021 was $25.8 million and $42.4 million, respectively. Interest paid on the Company’s mortgage notes and revolving credit facility for the three and six months ended June 30, 2020 was $17.0 million and $26.9 million, respectively.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of June 30, 2021.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”). The Barclays RA interest rate is equal to the three-month U.S. dollar-denominated LIBOR plus a spread.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are included in the following tables ($ in thousands):

			June 30, 2021
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$497,322	$138,145
			$497,322	$138,145

			December 31, 2020
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3/17/2021	1.93%	$155,538	$105,804
CMBS	1/6/2021	2.10%	2,867	2,450
			$158,405	$108,254

(1)	Represents the fair value of the Company’s investments in real estate debt.

Interest paid on the Company’s secured financings on investments in real estate debt for the three and six months ended June 30, 2021 was $0.4 million and $0.4 million, respectively. Interest paid on the Company’s repurchase agreements for the three and six months ended June 30, 2020 was $1.2 million and $1.9 million, respectively.

8.	Unsecured Revolving Credit Facility

On December 16, 2020, the Company entered into an unsecured revolving credit facility (the “Line of Credit”) for $100 million with multiple banks. The Line of Credit expires on December 16, 2023, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. As of June 30, 2021 and December 31, 2020, the capacity of the Line of Credit was $100 million. There were no outstanding borrowings on the Line of Credit as of June 30, 2021 and December 31, 2020. On various dates, subsequent to June 30, 2021, the Company increased the capacity on its Line of Credit to $450 million.

9.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2021	December 31, 2020
Intangible assets, net	$237,587	$179,856
Equity securities	66,536	—
Acquisition deposits	47,312	7
Receivables	32,532	23,692
Derivative instruments	32,425	1,410
Prepaid expenses	10,274	4,047
Interest receivable	9,722	548
Deferred financing costs, net	1,061	1,268
Other	696	307
Total	$438,145	$211,135

The following table summarizes the components of Other liabilities ($ in thousands):

	June 30, 2021	December 31, 2020
Debt investment payable [1]	$296,928	$—
Intangible liabilities, net	43,336	32,656
Accounts payable and accrued expenses	40,929	19,651
Real estate taxes payable	30,370	14,842
Distributions payable	17,367	8,682
Tenant security deposits	15,782	9,842
Accrued interest expense	8,074	7,309
Deferred income	7,383	11,111
Right of use liability - operating lease	6,375	6,390
Derivative instruments	1,336	5,167
Other	9,779	1,422
Total	$477,659	$117,072

(1)	Amount related to the acquisition of CMBS - floating investments. Such amount was settled during July 2021.

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

Charter Amendment

On May 10, 2021, the Company amended its charter to increase the number of shares of stock that the Company has authority to issue to 3,100,000,000 shares, consisting of 3,000,000,000 shares of common stock, $0.01 par value per share, 500,000,000 of which are classified as Class T common stock, 1,000,000,000 of which are classified as Class S common stock, 500,000,000 of which are classified as Class D common stock and 1,000,000,000 of which are classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the amendment, the Company had authority to issue 1,100,000,000 shares, consisting of 1,000,000,000 shares of common stock, $0.01 par value per share, 250,000,000 of which were classified as Class T common stock, 250,000,000 of which were classified as Class S common stock, 250,000,000 of which were classified as Class D common stock and 250,000,000 of which were classified as Class I common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share.

As of June 30, 2021, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Six months ended June 30, 2021
	Class T	Class S	Class D	Class I	Total
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853
Common stock shares issued	833,160	43,784,873	6,260,232	39,571,603	90,449,868
Distribution reinvestment plan shares issued	38,074	846,953	64,225	514,584	1,463,836
Common stock shares repurchased	(36,256)	(667,212)	(22,023)	(617,682)	(1,343,173)
June 30, 2021	3,298,160	90,396,275	9,149,531	78,621,418	181,465,384

Share Repurchases

For the three months ended June 30, 2021, the Company repurchased 775,088 shares of common stock representing a total of $16.9 million. For the six months ended June 30, 2021, the Company repurchased 1,343,173 shares of common stock representing a total of $29.2 million. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2021.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2021:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.6210	$0.6210	$0.6210	$0.6210
Stockholder servicing fee per share of common stock	(0.0920)	(0.0924)	(0.0271)	—
Net distributions declared per share of common stock	$0.5290	$0.5286	$0.5939	$0.6210

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2021, the Company recorded an allocation adjustment of $2.3 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the six months ended June 30, 2021 ($ in thousands):

	June 30, 2021	June 30, 2020
Balance at the beginning of the year	$10,409	$—
Settlement of performance participation allocation	15,061	10,366
GAAP income allocation	(570)	(415)
Distributions	(730)	(298)
Fair value allocation	2,304	578
Ending balance	$26,474	$10,231

11.	Related Party Transactions

Acquisition of Investments

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and the Sponsor. The Sponsor purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated buyer. The Sponsor subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one-month LIBOR +2.40% or $0.3 million. As a result of this transaction, the Company wholly owns 60 State Street.

On October 29, 2020, the Company borrowed $22.0 million from the Sponsor to fund an acquisition. The borrowing was repaid on November 3, 2020 plus interest equal to one-month LIBOR plus 3.00%.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three and six months ended June 30, 2021, the Company incurred management fees of $11.3 million and $18.7 million, respectively. During the three and six months ended June 30, 2020, the Company incurred management fees of $4.6 million and $8.5 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the six months ended June 30, 2021, the Company issued 653,979 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $4.3 million related to the management fee as of June 30, 2021, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2021, the Advisor was issued 193,139 unregistered Class I shares as payment for the $4.3 million management fee accrued as of June 30, 2021. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and six months ended June 30, 2021, the

Company recognized $23.7 million and $32.4 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations.  During the three and six months ended June 30, 2020, the Company recognized $0 and $46,000, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations.

The 2020 performance participation allocation became payable on December 31, 2020 and, in January 2021, the Operating Partnership issued 695,320 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2020.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2021	December 31, 2020
Accrued stockholder servicing fee	$156,667	$73,170
Performance participation allocation	32,382	15,061
Advanced organization and offering costs	5,100	5,830
Accrued management fee	4,348	2,103
Accrued affiliate service provider expenses	465	—
Advanced operating expenses	490	207
Total	$199,452	$96,371

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of June 30, 2021 and December 31, 2020, the Company has accrued $156.7 million and $73.2 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million of organization and offering costs in connection with the Initial Public Offering (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amount is being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Advanced operating expenses

As of June 30, 2021 and December 31, 2020, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the six months ended June 30, 2021 and the year ended December 31, 2020, the Advisor had incurred approximately $2.6 million and $2.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three and six months ended June 30, 2021, the Company has incurred approximately $1.4 million and $2.7 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2020, the Company incurred approximately $0.5 million and $1.1 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three and six months ended June 30, 2021, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2020, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

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

During the three and six months ended June 30, 2021, the amounts incurred for services provided by Essex were $0.3 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the Company did not incur any expenses from Essex.

12.	Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground lease as of June 30, 2021 ($ in thousands):

Operating Lease
2021 (remaining)	$199
2022	399
2023	399
2024	399
2025	399
Thereafter	16,355
Total undiscounted future lease payments	18,150
Difference between undiscounted cash flows and discounted cash flows	11,775
Total lease liability	$6,375

The Company utilized its incremental borrowing rate of 6% to determine its lease liabilities. As of June 30, 2021, the weighted average remaining lease term of the Company’s operating lease was 46 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease payments	$100,762	$59,618	$188,994	$100,221
Variable lease payments	15,474	8,709	25,349	14,571
Rental revenue	$116,236	$68,327	$214,343	$114,792

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and medical office properties ($ in thousands) as of June 30, 2021. Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$98,744
2022	172,627
2023	161,076
2024	142,177
2025	122,816
Thereafter	462,237
Total	$1,159,677

14.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2021	December 31, 2020
Multifamily properties	$4,196,043	$2,738,210
Hotel properties	244,192	244,065
Industrial properties	1,561,868	551,898
Office properties	1,301,782	1,186,328
Medical office properties	193,636	196,559
Investments in real estate debt	980,425	218,225
Other (Corporate)	870,528	195,531
Total assets	$9,348,474	$5,330,816

The following table sets forth the financial results by segment for the three months ended June 30, 2021 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$58,281	$—	$21,420	$32,664	$3,871	$—	$116,236
Hotel revenue	—	8,487	—	—	—	—	8,487
Other revenue	664	102	—	75	10	—	851
Total revenues	58,945	8,589	21,420	32,739	3,881	—	125,574
Expenses:
Rental property operating	23,778	—	5,872	11,210	1,461	—	42,321
Hotel operating	—	4,955	—	—	—	—	4,955
Total segment expenses	23,778	4,955	5,872	11,210	1,461	—	47,276
Income from unconsolidated real estate ventures	—	21	—	—	—	—	21
Income from investments in real estate debt	—	—	—	—	—	10,114	10,114
Segment net operating income	$35,167	$3,655	$15,548	$21,529	$2,420	$10,114	$88,433
Depreciation and amortization	$(28,020)	$(2,134)	$(12,846)	$(15,561)	$(2,124)	$—	$(60,685)

General and administrative							(5,916)
Management fees							(11,291)
Performance participation allocation							(23,674)
Interest expense							(32,162)
Other income, net							843
Net loss							$(44,452)
Net loss attributable to non- controlling interests in consolidated joint ventures							122
Net loss attributable to non- controlling interests in Operating Partnership							349
Net loss attributable to stockholders							$(43,981)

The following table sets forth the financial results by segment for the three months ended June 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$29,661	$—	$6,700	$27,959	$4,007	$—	$68,327
Hotel revenue	—	2,499	—	—	—	—	2,499
Other revenue	583	4	—	43	9	—	639
Total revenues	30,244	2,503	6,700	28,002	4,016	—	71,465
Expenses:
Rental property operating	11,331	—	1,646	9,089	1,348	—	23,414
Hotel operating	—	2,741	—	—	—	—	2,741
Total segment expenses	11,331	2,741	1,646	9,089	1,348	—	26,155
Loss from unconsolidated real estate ventures	—	(581)	—	—	—	—	(581)
Income from investments in real estate- related securities, net	—	—	—	—	—	9,078	9,078
Segment net operating income (loss)	$18,913	$(819)	$5,054	$18,913	$2,668	$9,078	$53,807
Depreciation and amortization	$(17,334)	$(2,064)	$(4,164)	$(13,324)	$(2,021)	$—	$(38,907)

General and administrative							(1,782)
Management fees							(4,596)
Performance participation allocation							—
Interest expense							(23,268)
Other expense, net							(8)
Net loss							$(14,754)
Net loss attributable to non- controlling interests in consolidated joint ventures							409
Net loss attributable to non- controlling interests in Operating Partnership							83
Net loss attributable to stockholders							$(14,262)

The following table sets forth the financial results by segment for the six months ended June 30, 2021 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$112,660	$—	$31,999	$62,233	$7,451	$—	$214,343
Hotel revenue	—	15,453	—	—	—	—	15,453
Other revenue	1,219	166	—	124	20	—	1,529
Total revenues	113,879	15,619	31,999	62,357	7,471	—	231,325
Expenses:
Rental property operating	46,808	—	8,791	22,128	3,056	—	80,783
Hotel operating	—	9,373	—	—	—	—	9,373
Total segment expenses	46,808	9,373	8,791	22,128	3,056	—	90,156
Loss from unconsolidated real estate ventures	—	(1)	—	—	—	—	(1)
Income from investments in real estate debt	—	—	—	—	—	18,908	18,908
Segment net operating income (loss)	$67,071	$6,245	$23,208	$40,229	$4,415	$18,908	$160,076
Depreciation and amortization	$(57,267)	$(4,263)	$(18,910)	$(30,728)	$(4,313)	$—	$(115,481)

General and administrative							(8,622)
Management fees							(18,711)
Performance participation allocation							(32,382)
Interest expense							(50,107)
Other income, net							644
Net loss							$(64,583)
Net loss attributable to non- controlling interests in consolidated joint ventures							143
Net loss attributable to non- controlling interests in Operating Partnership							570
Net loss attributable to stockholders							$(63,870)

The following table sets forth the financial results by segment for the six months ended June 30, 2020 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$54,775	$—	$13,388	$40,772	$5,857	$—	$114,792
Hotel revenue	—	12,714	—	—	—	—	12,714
Other revenue	845	78	—	54	19	—	996
Total revenues	55,620	12,792	13,388	40,826	5,876	—	128,502
Expenses:
Rental property operating	20,271	—	3,362	13,415	1,910	—	38,958
Hotel operating	—	8,705	—	—	—	—	8,705
Total segment expenses	20,271	8,705	3,362	13,415	1,910	—	47,663
Loss from unconsolidated real estate ventures	—	(221)	—	—	—	—	(221)
Income from investments in real estate- related securities, net	—	—	—	—	—	(11,095)	(11,095)
Segment net operating income (loss)	$35,349	$3,866	$10,026	$27,411	$3,966	$(11,095)	$69,523
Depreciation and amortization	$(34,124)	$(4,142)	$(8,328)	$(20,105)	$(2,751)	$—	$(69,450)

General and administrative							(4,140)
Management fees							(8,542)
Performance participation allocation							(46)
Interest expense							(42,909)
Other income, net							163
Net loss							$(55,401)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,047
Net loss attributable to non- controlling interests in Operating Partnership							415
Net loss attributable to stockholders							$(53,939)

15.	Subsequent Events

Acquisitions/New Investments

Subsequent to June 30, 2021, the Company acquired, in three separate transactions, industrial and multifamily real estate properties with an aggregate cost of approximately $266.1 million, exclusive of closing costs and related working capital.

Subsequent to June 30, 2021, the Company purchased $110.0 million in equity securities of a public real estate-related company.

Financings

On various dates, subsequent to June 30, 2021, the Company increased the capacity on its Line of Credit to $450 million.

Proceeds from the Issuance of Common Stock

As of August 13, 2021, the Company had received net proceeds of $5.0 billion from the issuance of its common stock in its public offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Starwood Real Estate Income Trust, Inc.”, "Company,” "we," “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

We registered with the SEC our Initial Public Offering of up to $5.0 billion in shares of our common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. As of December 21, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. On October 29, 2020, we filed a Registration Statement on Form S-11 with the SEC (File No. 333-249719) for our Follow-on Public Offering to register $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan. On June 2, 2021, the SEC declared the Follow-on Public Offering effective and the Initial Public Offering automatically terminated. We are selling in the Follow-on Public Offering any combination of four classes of shares of our common stock, with a dollar value up to the maximum aggregate amount. We intend to continue selling shares in the Follow-on Public Offering on a monthly basis.

As of August 13, 2021, we had received net proceeds of $5.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020.

The Advisor has been following guidance from the Centers for Disease Control (“CDC”) and Prevention and local health authorities to ensure it has the plans and resources in place to safeguard the health and wellbeing of its employees and the Advisor continues to operate normally across investment, asset management and corporate support functions.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines for emergency use and distribution to the public, there remain uncertainties as to the logistics of implementing a national vaccine program, the public’s willingness to receive the vaccine in sufficient numbers and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. Until such therapies and vaccines are widely administered and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the impact of new variants of the coronavirus, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact on rent collections for the three and six months ended June 30, 2021. While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. In June 2021, the CDC extended the eviction moratorium, which was scheduled to expire on June 30, 2021, through July 31, 2021 at which point it expired. On August 4, 2021, the CDC announced a new, "temporary" moratorium on evictions separate from the CDC's prior eviction moratorium that expired July 31, 2021. The new order, which expires on October 3, 2021 covers counties experiencing "substantial" or "high" levels of COVID-19 spread.

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

Beginning in March 2020, our hotel segment experienced a material decrease in occupancy. The conditions caused by COVID-19 have had a material impact on the performance of our hotel assets for the three and six months ended June 30, 2021 where year-over-year occupancy was down 12% and the average daily rate was down 25%. Average monthly occupancy has improved from 46% during March 2021 to 76% during June 2021.

The COVID-19 pandemic caused significant market pricing and liquidity dislocation in March 2020, causing a broad-based market decline across securities. This had a significant impact on our investments in real estate debt. Values have since rebounded and the markets have stabilized as a result of the Federal government’s injection of liquidity into the monetary system and an easing of travel restrictions. See “—Results of Operations — Income (Loss) from Investments in Real Estate Debt.”

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

Q2 2021 Highlights

Operating Results:

•	Raised $1.2 billion and $1.8 billion of gross proceeds in our public offerings during the three and six months ended June 30, 2021, respectively.
•

Declared monthly net distributions totaling $45.6 million and $76.5 million for the three and six months ended June 30, 2021, respectively.  As of June 30, 2021, the annualized net distribution rate was 4.7% for Class T, 4.7% for Class S, 5.3% for Class D and 5.6% for Class I shares.

•

Year-to-date total returns through June 30, 2021, excluding upfront selling commissions and dealer manager fees, of 6.7% for Class T, 6.4% for Class S, 6.6% for Class D and 6.9% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through June 30, 2021, excluding upfront selling commissions and dealer manager fees, was 9.7% for Class T, 9.9% for Class S, 10.3% for Class D and 10.7% for Class I shares. Annualized total return from inception through June 30, 2021, assuming full upfront selling commissions and dealer manager fees was 8.3% for Class T, 8.4% for Class S and 9.6% for Class D shares.

Investments:

•

In April 2021, we closed on a 16-property, Class A industrial portfolio located in the industrial hubs of Boulder County and Denver, Colorado (“Denver/Boulder Industrial Portfolio”) for $396.0 million, excluding closing costs. The Denver/Boulder Industrial Portfolio contains 1.7 million square feet and was 91% leased at acquisition with an average remaining lease term of 6.5 years.

•

In April 2021, we closed on a six-property, Class A industrial portfolio in Houston, TX (“Independence Industrial Portfolio”) for $195.0 million, excluding closing costs. The Independence Industrial Portfolio contains 2.3 million square feet and was 100% leased at acquisition with an average remaining lease term of 3.5 years.

•

In May 2021, we closed on a 19-property industrial portfolio in Reno, Nevada (“Reno Logistics Portfolio”) for $396.3 million, excluding closing costs. The Reno Logistics Portfolio contains 3.1 million square feet and was 99% leased to 53 tenants at acquisition with an average remaining lease term of 3.6 years.

•

In May 2021, we closed on a portfolio of nine stabilized, affordable housing garden style apartment communities located in DC metro, Maryland, Virginia, South Carolina, Georgia, and Florida (“Southeast Affordable Housing Portfolio II”) for $251.3 million, excluding closing costs. The Southeast Affordable Housing Portfolio II contains 1,642 units and was 99% occupied at acquisition.

•

In June 2021, we closed on a portfolio of 16 Class A suburban multifamily properties across 11 growth markets in the Southeastern U.S. (“Azalea Multifamily Portfolio”) for $1.2 billion, excluding closing costs. The Azalea Multifamily Portfolio contains 5,372 units and was 96% occupied at acquisition.

•	In June 2021, we closed on a $296.9 million position in a CMBS loan secured by 555 lodging properties totaling 61,650 keys and the leasehold interests in five hotels totaling 607 keys.

•	Subsequent to June 30, 2021, the Company acquired, in three separate transactions, the following real estate properties:

▪	A 690-unit, Class A multifamily property located in Dallas, Texas for a total purchase price of $128.6 million, excluding closing costs;
▪	A portfolio of three prime industrial assets containing 69,619 square meters located in Northern Italy for a purchase price of $83.5 million, excluding closing costs;

▪	The final asset in the Azalea Multifamily Portfolio consisting of 248 units located in Atlanta, Georgia for a purchase price $54.0 million, excluding closing costs.

Financings:

•	During the three months ended June 30, 2021, we closed an aggregate of $1.7 billion in property-level financing.
•	On various dates, subsequent to June 30, 2021, we increased the capacity on our Line of Credit to $450 million.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and investments in real estate debt based on fair value as of June 30, 2021:

The following charts further describe the composition of our investments in real estate and investments in real estate debt based on fair value as of June 30, 2021:

Asset Type [1]

51%
18%
15%
11%
2%
2%
1%
Multifamily
Industrial
Office
Real Estate Debt
Hotel
Medical Office
Preferred Equity

(1)

Investments in real estate includes our direct property investments, our unconsolidated investment and equity in public real estate-related companies. Geography weighting is measured as the asset value of real estate properties and unconsolidated real estate venture for each geographical category against the total value of all (i) real estate properties and (ii) unconsolidated real estate venture.

Investments in Real Estate

As of June 30, 2021, we had acquired 213 real estate properties and one investment in an unconsolidated real estate venture with an aggregate purchase price of approximately $7.4 billion, excluding closing costs and related working capital. The following table provides a summary of our portfolio as of June 30, 2021 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	101	22,706 units	97%	$4,435,309	$113,879	49%
Hotel	9	1,293 keys	56%	212,858	15,619	7%
Industrial	84	13.0 sq. ft.	97%	1,617,911	31,999	14%
Office	17	3.32 sq. ft.	90%	1,359,200	62,357	27%
Medical office	3	0.39 sq. ft.	89%	205,800	7,471	3%
Total	214			$7,831,078	$231,325	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of June 30, 2021. The occupancy rate for our hotel investments is based on the trailing 12 month average occupancy for the period ended June 30, 2021.

(2)	Based on fair value as of June 30, 2021.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of June 30, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Purchase Price (in millions)(2)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(3)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	$99.6	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	45.8	256	97%
Savannah Property	1	Savannah, GA	January 2019	100%	36.2	203	99%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	86.7	335	97%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	201.7	1,012	97%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	109.6	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	180.2	439	96%
Exchange on Erwin	1	Durham, NC	November 2019	100%	74.5	265	90%
The Griffin	1	Scottsdale, AZ	December 2019	100%	96.2	277	97%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	86.7	400	95%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	590.7	4,384	97%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	102.0	599	95%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	82.0	290	97%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	113.5	958	98%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	531.3	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	190.2	630	95%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	84.0	264	97%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	251.3	1,642	98%
Azalea Multifamily Portfolio	16	TX, FL, NC, MD, TN	June 2021	100%	1,162.0	5,372	96%
Total Multifamily	101				4,124.2	22,706
Hotel:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	229.0	1,057	59%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	12.3	236	41%
Total Hotel	9				241.3	1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	231.0	1.27	84%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	73.3	0.32	98%
Nashville Office	1	Nashville, TN	February 2020	100%	264.1	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	614.3	0.91	91%
Stonebridge	3	Atlanta, GA	February 2021	100%	134.8	0.46	91%
Total Office	17				1,317.5	3.32
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	319.6	4.07	95%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	62.3	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	164.2	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	396.0	1.68	91%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	195.0	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	396.3	3.14	99%
Total Industrial	84				1,533.4	13.0
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	36.7	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	160.0	0.29	87%
Total Medical Office	3				196.7	0.39

Total Investment Properties	214				$7,413.1

(1)

Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on the Company’s condensed consolidated balance sheets. The table also includes a property owned by an unconsolidated entity.

(2)	Purchase price excludes total acquisition costs of $67.4 million.
(3)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of June 30, 2021. The occupancy rate for our hotel investments is based on the trailing 12 month average occupancy for the period ended June 30, 2021.

(4)	Purchase price represents our initial equity investment into the joint venture.

Impact of COVID-19 – Impairment Analysis

As of June 30, 2021, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the anticipated impacts of COVID-19, as of June 30, 2021, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hotel assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. In the second quarter of 2021, our hotel assets averaged 74% occupancy. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of June 30, 2021 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	52	3.11%	September 16, 2045	$180,263	$183,401
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	296,928
CMBS - fixed	1	6.26%	July 25, 2039	2,954	2,774
Total real estate securities	57	3.34%	March 22, 2041	480,145	483,103
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	497,322
Total investments in real estate debt	58	4.39%	June 28, 2033	$984,685	$980,425

(1)	As of June 30, 2021, our RMBS investments had floating rate coupons ranging from 0.00% to 7.95% and our CMBS fixed investment had floating rate coupon of 6.26%.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million with an initial term of five years, with a two year extension option.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of June 30, 2021:

.

Lease Expirations

The following table details the expiring leases at our industrial, office and medical office properties by annualized base rent as of June 30, 2021 ($ in thousands). The table below excludes our hotel properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2021 (remaining)	$3,117	2%	$1,450	1%	$529	0%	$5,096	3%
2022	7,547	4%	8,816	4%	1,773	1%	18,136	9%
2023	8,578	4%	8,012	4%	2,115	1%	18,705	9%
2024	13,673	7%	7,097	4%	2,484	1%	23,254	12%
2025	11,352	6%	6,253	3%	731	0%	18,336	9%
2026	7,166	4%	13,594	7%	1,248	1%	22,008	11%
2027	8,908	4%	5,900	3%	1,371	1%	16,179	8%
2028	4,661	2%	7,295	4%	332	0%	12,288	6%
2029	2,032	1%	4,109	2%	915	0%	7,056	4%
2030	5,825	3%	9,083	5%	1,433	1%	16,341	8%
Thereafter	7,397	4%	33,252	17%	315	0%	40,964	21%
Total	$80,256	40%	$104,861	53%	$13,246	7%	$198,363	100%
(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$116,236	$68,327	$214,343	$114,792
Hotel revenue	8,487	2,499	15,453	12,714
Other revenue	851	639	1,529	996
Total revenues	125,574	71,465	231,325	128,502
Expenses
Rental property operating	42,321	23,414	80,783	38,958
Hotel operating	4,955	2,741	9,373	8,705
General and administrative	5,916	1,782	8,622	4,140
Management fees	11,291	4,596	18,711	8,542
Performance participation allocation	23,674	—	32,382	46
Depreciation and amortization	60,685	38,907	115,481	69,450
Total expenses	148,842	71,440	265,352	129,841
Other (expense) income
Income (loss) from unconsolidated real estate ventures	21	(581)	(1)	(221)
Income (loss) from investments in real estate debt	10,114	9,078	18,908	(11,095)
Interest expense	(32,162)	(23,268)	(50,107)	(42,909)
Other income (expense), net	843	(8)	644	163
Total other expense	(21,184)	(14,779)	(30,556)	(54,062)
Net loss	$(44,452)	$(14,754)	$(64,583)	$(55,401)
Net loss attributable to non-controlling interests in consolidated joint ventures	$122	$409	$143	$1,047
Net loss attributable to non-controlling interests in Operating Partnership	349	83	570	415
Net loss attributable to stockholders	$(43,981)	$(14,262)	$(63,870)	$(53,939)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and medical office properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended June 30, 2021 and 2020, rental revenue was $116.2 million and $68.3 million, respectively. During the six months ended June 30, 2021 and 2020, rental revenue was $214.3 million and $114.8 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 95 consolidated properties as of June 30, 2020 to 213 consolidated properties as of June 30, 2021.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date we have received very few requests from our tenants seeking concessions.

Hotel revenue consists of income from our hotel properties. Hotel revenue consists primarily of room revenue. During the three months ended June 30, 2021 and 2020, hotel revenue was $8.5 million and $2.5 million, respectively. During the six months ended June 30, 2021 and 2020, hotel revenue was $15.5 million and $12.7 million, respectively. Beginning in March 2020, our hotel segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hotel occupancies declined to 45% by the end of March 2020 but have rebounded to approximately 76% in June 2021.

Expenses

Rental property operating and hotel operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hotel operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hotel operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2021 and 2020, rental property operating and hotel operating expenses were $47.3 million and $26.2 million, respectively. During the six months ended June 30, 2021 and 2020, rental property operating and hotel operating expenses were $90.2 million and $47.7 million, respectively. The increase is driven by the growth in our portfolio, which increased from 95 consolidated properties as of June 30, 2020 to 213 consolidated properties as of June 30, 2021.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended June 30, 2021, general and administrative expenses increased $4.1 million compared to the three months ended June 30, 2020. During the six months ended June 30, 2021, general and administrative expenses increased $4.5 million compared to the six months ended June 30, 2020. The increases are driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2021 and 2020, management fees were $11.3 million and $4.6 million, respectively. During the six months ended June 30, 2021 and 2020, management fees were $18.7 million and $8.5 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $2.6 billion from June 30, 2020 to June 30, 2021.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended June 30, 2021 and 2020, the performance participation allocation was $23.7 million and $0.0 million, respectively. During the six months ended June 30, 2021 and 2020, the performance participation allocation was $32.4 million and $46,000, respectively.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended June 30, 2021 and 2020, depreciation and amortization expenses were $60.7 million and $38.9 million, respectively. During the six months ended June 30, 2021 and 2020, depreciation and amortization expenses were $115.5 million and $69.5 million, respectively. The increase is driven by the growth in our portfolio, which increased from 95 consolidated properties as of June 30, 2020 to 213 consolidated properties as of June 30, 2021.

Other (Expense) Income

During the three months ended June 30, 2021 and 2020, income from investments in real estate debt was $10.1 million and $9.1 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) on our investments in real estate debt. During the six months ended June 30, 2021 and 2020, income (loss) from investments in real estate debt was $18.9 million and ($11.1) million, respectively.

During the three months ended June 30, 2021 and 2020, interest expense was $32.2 million and $23.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. During the six months ended June 30, 2021 and 2020, interest expense was $50.1 million and $42.9 million, respectively. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

Interest expense for the three months ended June 30, 2021 and 2020, also included unrealized losses of ($3.8) million and ($3.3) million, respectively, relating to the change in fair value of our interest rate swaps and interest rate caps. Interest expense for the six months ended June 30, 2021 and 2020, included unrealized gains of $3.8 million and unrealized losses of ($7.7) million, respectively. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium /discount, (iv) organizational costs, (v) unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, (ix) amortization of deferred financing costs, and (x) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to stockholders	$(43,981)	$(14,262)	$(63,870)	$(53,939)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	60,685	38,907	115,481	69,450
Investment in unconsolidated real estate ventures – depreciation and amortization	200	111	400	366
Amount attributable to non-controlling interests for above adjustments	(481)	(1,541)	(950)	(2,229)
FFO attributable to stockholders	16,423	23,215	51,061	13,648
Adjustments to arrive at AFFO:
Straight-line rental income	(3,760)	(2,276)	(6,141)	(3,187)
Amortization of above- and below-market lease intangibles, net	(228)	(72)	(276)	15
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	1,261	(5,481)	(11,623)	21,492
Foreign currency (gain) loss	(263)	—	5,417	—
Non-cash performance participation allocation	23,674	—	32,382	46
Amortization of deferred financing costs	1,194	605	2,008	1,041
Amortization of restricted stock awards	162	21	215	42
Amount attributable to non-controlling interests for above adjustments	(4)	561	96	173
AFFO attributable to stockholders	$38,459	$16,573	$73,139	$33,270

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

Real Estate Portfolio Valuation

In our multifamily and industrial segments, the valuations during the second quarter of 2021 saw increases in their values based on strong operating performance and robust investor demand for these asset classes.

In our office segment, the valuations for the three months ended June 30, 2021 remained steady as investor demand continues to be strong for characteristics such as long weighted average lease terms, high quality tenant base and desirable locations. However, future valuations might be negatively impacted depending on the longer term implications resulting from COVID-19: including, the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, challenges relating to the vaccine rollout, the impact of new variants, and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies which may result in lower operating cash flows and valuations.

In our hotel segment, the valuations for the three months ending June 30, 2021 remained relatively flat. Hotel has been one of the most impacted asset classes from COVID-19, but we believe the Advisor is well suited to manage our hotel assets through to recovery. All of our hotels are open and we are encouraged to see that they have rebounded from a low of 18% average occupancy in April 2020 to 76% in average occupancy in June 2021. We anticipate continued softness in this sector until domestic travel increases further, and to that end, we have underwritten and valued the assets forecasting reduced cash flows for an extended period of time, which has led to reduced property values compared to pre-COVID-19 levels.

As of June 30, 2021, our independent valuation advisor and external third-party appraisal firms, for select assets, valued the real estate portfolio to reflect the most recent market conditions.

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

For more information on our Net Asset Value Calculation and Valuation Guidelines, please refer to our prospectus. Please also refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated June 2, 2021 and filed with the SEC, as supplemented for additional disclosure relating to material trends or uncertainties that may impact our business.

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	June 30, 2021
Investments in real estate	$7,831,078
Investments in real estate debt	980,425
Cash and cash equivalents	455,414
Restricted cash	458,183
Other assets	185,208
Debt obligations	(4,821,641)
Secured financings on investments in real estate debt	(138,145)
Subscriptions received in advance	(346,593)
Other liabilities	(428,173)
Performance participation accrual	(32,382)
Management fee payable	(4,348)
Accrued stockholder servicing fees (1)	(1,547)
Minority interest	(21,890)
Net asset value	$4,115,589
Number of outstanding shares/units	182,641

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of June 30, 2021, we have accrued under GAAP $156.7 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$74,090	$2,039,815	$205,107	$1,770,103	$26,474	$4,115,589
Number of outstanding shares	3,298	90,396	9,150	78,621	1,176	182,641
NAV Per Share/Unit as of June 30, 2021	$22.46	$22.57	$22.42	$22.51	$22.51

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.1%	5.1%
Hotel	9.3%	8.0%
Office	7.5%	6.0%
Industrial	6.2%	5.3%
Medical office	6.6%	5.7%

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

Input	Hypothetical Change	Multifamily Investment Values	Hotel Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.8%	+1.9%	+2.0%	+2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	+3.3%	+1.8%	+2.8%	+3.1%	+3.1%
(weighted average)	0.25% increase	(2.9)%	(1.7)%	(2.6)%	(2.8)%	(2.8)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2021
Stockholders’ equity under GAAP	$3,338,400
Redeemable non-controlling interest	26,474
Total partners’ capital of Operating Partnership	3,364,874
Adjustments:
Accrued stockholder servicing fee	155,120
Advanced organization and offering costs and Advanced operating expenses	5,311
Unrealized real estate appreciation	291,889
Accumulated depreciation and amortization	298,395
NAV	$4,115,589

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details of the GAAP treatment regarding the stockholder servicing fee.  For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

•

The Advisor advanced organization and offering costs for our Initial Public Offering (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through December 21, 2019. Such costs are reimbursed to the Advisor pro rata over 60 months following December 21, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.

•

Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes and secured financings on investments in real estate debt (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements.  As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.6210 per share for the six months ended June 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the dealer manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2021:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2021	$0.0879	$0.0878	$0.0989	$0.1035
February 28, 2021	0.0894	0.0893	0.0994	0.1035
March 31, 2021	0.0878	0.0879	0.0989	0.1035
April 30, 2021	0.0883	0.0882	0.0990	0.1035
May 31, 2021	0.0877	0.0876	0.0988	0.1035
June 30, 2021	0.0879	0.0878	0.0989	0.1035
Totals	$0.5290	$0.5286	$0.5939	$0.6210

The following table summarizes our distributions declared during the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$26,587	58%	$8,649	45%
Reinvested in shares	19,003	42%	10,651	55%
Total distributions	$45,590	100%	$19,300	100%

Sources of Distributions
Cash flows from operating activities	$45,590	100%	$19,300	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$45,590	100%	$19,300	100%

Cash flows from operating activities	$46,357		$22,485
Funds from operations	$16,423		$23,215

The following table summarizes our distributions declared during the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$42,922	56%	$15,681	44%
Reinvested in shares	33,543	44%	19,987	56%
Total distributions	$76,465	100%	$35,668	100%

Sources of Distributions
Cash flows from operating activities	$76,465	100%	$35,668	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$76,465	100%	$35,668	100%

Cash flows from operating activities	$96,631		$49,930
Funds from operations	$51,061		$13,648

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $755.3 million of immediate liquidity as of June 30, 2021, made up of $100.0 million of an undrawn unsecured revolving credit facility, $200.0 million of undrawn line of credit capacity and $455.3 million of cash on hand. Excluded from the cash balance is an incremental $540.3 million associated with the June 2021 net capital raise, which was available to us in the beginning of July 2021. In addition, we hold a $483.1 million net position in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the six months ended June 30, 2021, we raised $1.9 billion of proceeds in our public offerings. In addition, for the six months ended June 30, 2021, we have honored $29.2 million of repurchase requests under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2021, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of June 30, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.11%	4/6/2030	N/A	$2,483,251	$2,236,290
Total fixed rate loans				2,483,251	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.70%	7/15/2024	N/A	2,361,862	886,594
Variable rate revolving credit facility(4)	L + 2.00%	10/21/2021	$200,000	—	172,800
Total variable rate loans				2,361,862	1,059,394
Total loans secured by the Company’s properties				4,845,113	3,295,684

Secured financings on investments in real estate debt	L + 2.50%	2/26/2026	$273,537	138,145	108,254
Unsecured revolving credit facility	L + 3.00%	12/16/2023	$100,000	—	—
Total Indebtedness				$4,983,258	$3,403,938
(1)	The term “L” refers to the one-month LIBOR. As of June 30, 2021, one-month LIBOR was equal to 0.10%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)	Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments.

Subsequent to June 30, 2021, we raised $1.1 billion from selling our common shares in the Follow-on Public Offering and received approximately $4.1 million of investor requests to repurchase their shares, which totaled approximately 0.13% of our NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$96,631	$49,930
Cash flows used in investing activities	(3,156,648)	(1,629,618)
Cash flows provided by financing activities	3,678,463	1,528,193
Net increase (decrease) in cash and cash equivalents and restricted cash	$618,446	$(51,495)

Cash flows provided by operating activities increased $46.7 million during the six months ended June 30, 2021 compared to the corresponding period in 2020. This increase resulted from the operations of the investments in real estate and income on our investments in real estate debt.

Cash flows used in investing activities increased $1.5 billion during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to an increase in acquisitions real estate of $1.0 billion and an increase of $0.5 billion in the origination/purchase of real estate debt.

Cash flows provided by financing activities increased $2.2 billion during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to $1.5 billion increase in proceeds from the issuance of our common stock, a net increase of $0.4 billion in borrowings and $0.3 billion increase in subscriptions received in advanced.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in securities, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such accounting policies.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$5,695,226	$175,605	$1,696,205	$1,023,486	$2,799,930
Ground lease	18,150	399	798	798	16,155
Organizational and offering costs	5,100	1,457	2,914	729	—
Advanced operating expenses	99	28	57	14	—
Total	$5,718,575	$177,489	$1,699,974	$1,025,027	$2,816,085

(1)

The allocation of our indebtedness includes both principal and interest payments based on the maximum maturity date where we, at our own discretion, have extension options and interest rates in effect at June 30, 2021.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of June 30, 2021, the outstanding principal balance of our variable rate indebtedness was $2.5 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the six months ended June 30, 2021, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.1 million.

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

Investments in Real Estate Debt

As of June 30, 2021, we held $980.4 million of investments in real estate debt.  Certain of our investments in real estate debt are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.

Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2021, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from investments in real estate debt of $0.0 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2021, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $98.0 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

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

Unregistered Sales of Equity Securities

Except as described below, during the six months ended June 30, 2021, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended June 30, 2021, the Advisor elected to receive its management fees in Class I shares and we issued 313,065 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2021 and May 2021. Additionally, we issued 193,139 unregistered Class I shares to the Advisor in July 2021 in satisfaction of the June 2021 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended June 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs (3)
				Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
		Purchases as a Percentage of Shares Outstanding (2)
	Total Number of Shares Purchased (1) (2)		Average Price Paid per Share

Month of:
April 2021	429,984	0.60%	$21.74	429,984	—
May 2021	199,005	0.27%	21.90	199,005	—
June 2021	146,099	0.19%	22.00	146,099	—
Total	775,088		$21.83	775,088	—

_________________

(1)

Includes 27,797 Class I common shares previously issued to the Advisor as payment for the management fee.  The shares were repurchased at the then current transaction price resulting in a total repurchase of $2.5 million. As of June 30, 2021, the Advisor owned 313,065 of our Class I common shares.

(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $131.8 million of Class T, Class S, Class D and Class I shares based on our March 31, 2021 NAV in the second quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(3)	All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner holds 1,175,859 Class I units in the Operating Partnership. Any redemption of Class I units held by the Special Limited Partner would occur outside of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019)

3.3	Second Articles of Amendment of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on October 18, 2017 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 13, 2021	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

August 13, 2021	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)