Form 10-Q
period 2021-09-30
Starwood Real Estate Income Trust, Inc.
filed 2021-11-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 12, 2021, the registrant had the following shares outstanding: 4,402,471 shares of Class T common stock, 142,723,947 shares of Class S common stock, 21,481,643 shares of Class D common stock and 142,095,808 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments in real estate, net	$8,838,784	$4,597,054
Investments in real estate debt	964,075	218,225
Investments in unconsolidated real estate ventures	10,401	10,991
Cash and cash equivalents	671,683	128,650
Restricted cash	562,627	164,761
Other assets	776,041	211,135
Total assets	$11,823,611	$5,330,816
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$5,747,138	$3,278,762
Secured financings on investments in real estate debt	134,835	108,254
Unsecured revolving credit facility	—	—
Other liabilities	230,208	117,072
Subscriptions received in advance	476,520	113,532
Due to affiliates	351,839	96,371
Total liabilities	6,940,540	3,713,991

Commitments and contingencies	—	—
Redeemable non-controlling interest	28,696	10,409

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,009,638 and 2,463,182 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	40	25
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 121,643,389 and 46,431,661 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,216	464
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 18,843,158 and 2,847,097 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	188	28
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 114,807,327 and 39,152,913 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,148	392
Additional paid-in capital	5,378,498	1,819,526
Accumulated deficit and cumulative distributions	(539,203)	(224,198)
Total stockholder’s equity	4,841,887	1,596,237
Non-controlling interests in consolidated joint ventures	12,488	10,179
Total equity	4,854,375	1,606,416
Total liabilities and equity	$11,823,611	$5,330,816

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$152,207	$71,896	$366,550	$186,688
Hospitality revenue	9,364	4,420	24,817	17,134
Other revenue	864	604	2,393	1,600
Total revenues	162,435	76,920	393,760	205,422
Expenses
Rental property operating	59,114	25,915	139,897	64,873
Hospitality operating	5,653	3,589	15,026	12,294
General and administrative	6,588	2,023	15,210	6,163
Management fees	17,653	5,018	36,364	13,560
Performance participation allocation	79,552	—	111,934	46
Depreciation and amortization	82,453	38,543	197,934	107,993
Total expenses	251,013	75,088	516,365	204,929
Other income (expense)
Loss from unconsolidated real estate ventures	(447)	(666)	(448)	(887)
Income (loss) from investments in real estate debt	19,268	11,068	37,898	(27)
Interest expense	(38,887)	(22,539)	(88,994)	(65,448)
Other expense, net	(1,449)	(192)	(527)	(29)
Total other expense	(21,515)	(12,329)	(52,071)	(66,391)
Net loss	$(110,093)	$(10,497)	$(174,676)	$(65,898)
Net loss attributable to non-controlling interests in consolidated joint ventures	$176	$139	$319	$1,186
Net loss attributable to non-controlling interests in Operating Partnership	665	43	1,235	458
Net loss attributable to stockholders	$(109,252)	$(10,315)	$(173,122)	$(64,254)
Net loss per share of common stock, basic and diluted	$(0.47)	$(0.14)	$(1.04)	$(0.96)
Weighted-average shares of common stock outstanding, basic and diluted	231,623,633	74,215,048	166,052,567	66,696,838

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2021	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	2	141	18	121	611,592	—	611,874	—	611,874
Offering costs	—	—	—	—	(30,594)	—	(30,594)	—	(30,594)
Distribution reinvestments	—	4	—	2	14,095	—	14,101	—	14,101
Amortization of restricted stock grants	—	—	—	—	53	—	53	—	53
Common stock repurchased	—	(4)	—	(1)	(12,254)	—	(12,259)	—	(12,259)
Net loss ($221 allocated to redeemable non- controlling interest)	—	—	—	—	—	(19,889)	(19,889)	(21)	(19,910)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(304)	(304)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(30,509)	(30,509)	—	(30,509)
Allocation to redeemable non- controlling interest	—	—	—	—	(839)	—	(839)	—	(839)
Balance at March 31, 2021	27	605	46	514	2,401,579	(274,596)	2,128,175	9,854	2,138,029
Common stock issued	6	297	45	274	1,367,761	—	1,368,383	—	1,368,383
Offering costs	—	—	—	—	(68,577)	—	(68,577)	—	(68,577)
Distribution reinvestments	—	5	—	3	17,741	—	17,749	—	17,749
Amortization of restricted stock grants	—	—	—	—	162	—	162	—	162
Common stock repurchased	—	(3)	—	(5)	(16,819)	—	(16,827)	—	(16,827)
Net loss ($349 allocated to redeemable non- controlling interest)	—	—	—	—	—	(43,981)	(43,981)	(122)	(44,103)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(246)	(246)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(45,219)	(45,219)	—	(45,219)
Allocation to redeemable non- controlling interest	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Balance at June 30, 2021	33	904	91	786	3,700,382	(363,796)	3,338,400	9,486	3,347,886
Common stock issued	7	308	97	360	1,747,212	—	1,747,984	—	1,747,984
Offering costs	—	—	—	—	(81,819)	—	(81,819)	—	(81,819)
Distribution reinvestments	—	6	—	5	26,512	—	26,523	—	26,523
Amortization of restricted stock grants	—	—	—	—	161	—	161	—	161
Common stock repurchased	—	(2)	—	(3)	(10,698)	—	(10,703)	—	(10,703)
Net loss ($665 allocated to redeemable non- controlling interest)	—	—	—	—	—	(109,252)	(109,252)	(176)	(109,428)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,537	3,537
Distributions to non-controlling interests	—	—	—	—	—	—	—	(359)	(359)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(66,155)	(66,155)	—	(66,155)
Allocation to redeemable non- controlling interest	—	—	—	—	(3,252)	—	(3,252)	—	(3,252)
Balance at September 30, 2021	$40	$1,216	$188	$1,148	$5,378,498	$(539,203)	$4,841,887	$12,488	$4,854,375

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2020	$14	$262	$17	$161	$883,506	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	6	94	6	89	421,464	—	421,659	—	421,659
Offering costs	—	—	—	—	(20,528)	—	(20,528)	—	(20,528)
Distribution reinvestments	—	2	—	1	8,361	—	8,364	—	8,364
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	—	—	—	—	(980)	—	(980)	—	(980)
Net loss ($332 allocated to redeemable non- controlling interest)	—	—	—	—	—	(39,677)	(39,677)	(638)	(40,315)
Contributions from non-controlling interests	—	—	—	—	—	—	—	58,840	58,840
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Allocation to redeemable non- controlling interest	—	—	—	—	(302)	—	(302)	—	(302)
Balance at March 31, 2020	20	358	23	251	1,291,542	(102,742)	1,189,452	69,830	1,259,282
Common stock issued	2	23	1	17	95,201	—	95,244	—	95,244
Offering costs	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Distribution reinvestments	—	3	—	2	10,458	—	10,463	—	10,463
Amortization of restricted stock grants	—	—	—	—	21	—	21	—	21
Common stock repurchased	(1)	(5)	—	(3)	(21,365)	—	(21,374)	—	(21,374)
Net loss ($83 allocated to redeemable non- controlling interest)	—	—	—	—	—	(14,262)	(14,262)	(409)	(14,671)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,352	1,352
Distributions to non-controlling interests	—	—	—	—	—	—	—	(831)	(831)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(19,300)	(19,300)	—	(19,300)
Allocation to redeemable non- controlling interest	—	—	—	—	(274)	—	(274)	—	(274)
Balance at June 30, 2020	21	379	24	267	1,370,214	(136,304)	1,234,601	11,105	1,245,706
Common stock issued	2	29	1	46	163,321	—	163,399	—	163,399
Offering costs	—	—	—	—	(4,689)	—	(4,689)	—	(4,689)
Distribution reinvestments	—	3	—	1	10,483	—	10,487	—	10,487
Amortization of restricted stock grants	—	—	—	—	38	—	38	—	38
Common stock repurchased	—	(2)	—	(1)	(6,105)	—	(6,108)	—	(6,108)
Net loss ($43 allocated to redeemable non-controlling interests)	—	—	—	—	—	(10,316)	(10,316)	(139)	(10,455)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(369)	(369)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(21,101)	(21,101)	—	(21,101)
Allocation to redeemable non- controlling interest	—	—	—	—	(213)	—	(213)	—	(213)
Balance at September 30, 2020	$23	$409	$25	$313	$1,533,049	$(167,721)	$1,366,098	$10,597	$1,376,695

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(174,676)	$(65,898)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	36,364	13,560
Performance participation allocation	111,934	46
Depreciation and amortization	197,934	107,993
Amortization of deferred financing costs	4,680	2,303
Straight-line rent amortization	(9,331)	(6,149)
Deferred income amortization	(3,044)	(924)
Unrealized (gain) loss on changes in fair value of financial instruments	(23,288)	13,803
Foreign currency loss	16,794	—
Loss on sales of investment in real estate debt	—	5,789
Amortization of restricted stock grants	376	80
Distributions from investments in unconsolidated real estate ventures	377	276
Loss from unconsolidated real estate ventures	448	887
Other items	739	25
Change in assets and liabilities
Increase in other assets	(23,009)	(11,837)
Increase (decrease) in due to affiliates	748	(118)
Increase in other liabilities	37,049	18,934
Net cash provided by operating activities	174,095	78,770
Cash flows from investing activities
Acquisitions of real estate	(4,540,828)	(1,891,638)
Capital improvements to real estate	(21,908)	(13,678)
Investment in unconsolidated real estate ventures	(235)	—
Origination and purchase of investments in real estate debt	(801,792)	(73,188)
Purchase of real estate-related equity securities	(175,002)	—
Proceeds from paydown of principal and settlement of investments in real estate debt	41,502	111,866
Net cash used in investing activities	(5,498,263)	(1,866,638)
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,583,025	556,857
Offering costs paid	(27,996)	(10,421)
Subscriptions received in advance	476,520	88,402
Repurchase of common stock	(39,789)	(28,462)
Borrowings from mortgage notes and revolving credit facility	2,555,679	1,251,843
Repayments of mortgage notes and revolving credit facility	(222,111)	(1,628)
Repayments under secured financings on investments in real estate debt, short term net	(42,557)	(81,035)
Borrowings under secured financings on investments in real estate debt	140,150	114,408
Repayments under secured financings on investments in real estate debt	(65,697)	—
Payment of deferred financing costs	(26,253)	(7,569)
Contributions from non-controlling interests	3,537	60,192
Distributions to non-controlling interests	(909)	(1,556)
Repurchase of non-controlling interests	—	(58,837)
Distributions	(68,532)	(24,788)
Net cash provided by financing activities	6,265,067	1,857,406
Net change in cash and cash equivalents and restricted cash	940,899	69,538
Cash and cash equivalents and restricted cash at the beginning of the period	293,411	188,961
Cash and cash equivalents and restricted cash at the end of the period	$1,234,310	$258,499
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$671,683	$132,342
Restricted cash	562,627	126,157
Total cash and cash equivalents and restricted cash	$1,234,310	$258,499
Supplemental disclosure of cash flow information:
Cash paid for interest	$77,041	$48,011
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$156,515	$—
Accrued stockholder servicing fee due to affiliate	$165,508	$26,383
Right of use asset/liability	$—	$6,408
Redeemable non-controlling interest issued as settlement for performance participation allocation	$15,061	$10,366
Accrued distributions	$24,756	$7,350
Distribution reinvestment	$58,373	$29,314
Allocation to redeemable non-controlling interest	$5,556	$792

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

As of September 30, 2021, the Company owned 245 real estate properties, one investment in an unconsolidated real-estate venture and 57 positions in real estate debt investments.  The Company currently operates in seven reportable segments:  Multifamily, Hospitality, Industrial, Office, Medical Office, Other and Investments in Real Estate Debt.  Financial results by segment are reported in Note 14.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). As of September 30, 2021, the Company had received aggregate net proceeds of $5.7 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.

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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out a financial statement line item in the Company’s Condensed Consolidated Statements of Cash Flows. On the Condensed Consolidated Statements of Cash Flows, “Straight-line rent amortization” has been reclassified from “Change in assets and liabilities - increase in other assets” for the nine months ended September 30, 2020. Such reclassification had no effect on the previously reported totals or subtotals included in the Condensed Consolidated Statements of Cash Flows.

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

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.  The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans.  Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in the Operating Partnership is considered a majority voting interest.

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

Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating and Hospitality operating expenses on the Company’s Condensed Consolidated Statements of Operations. Significant improvements to properties are capitalized.

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

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate.  The lease liability is included as a component of Other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Condensed Consolidated Balance Sheets. The amortization of the below-market ground lease is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.

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

Interest income from the Company’s investments in real estate-related securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Such items are recorded as components of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

Derivative Instruments

The Company uses derivative financial instruments such as foreign currency swaps, interest rate swaps and interest rate caps to manage risks from fluctuations in exchange rates and interest rates.

The Company records its derivatives on its Condensed Consolidated Balance Sheets at fair value and such amounts are included in Other assets or Other liabilities. Any changes in the fair value of these derivatives are recorded in earnings.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. Aggregate foreign currency translation and transaction losses included in operations totaled ($11.4) million and ($16.8) million for the three and nine months ended September 30, 2021, respectively. These amounts are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt include commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The Company generally determines the fair value of its investments by utilizing third-party pricing service providers.  In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

Certain of the Company’s investments in real estate debt include loans secured by real estate, such as its term loan, which may not have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets.  As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense) on the Company’s Condensed Consolidated Statements of Operations. During the three months ended September 30, 2021, the Company recognized $1.3 million of unrealized losses on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

The Company’s derivative financial instruments are reported at fair value. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). As of September 30, 2021, the Company held 15 interest rate caps with an aggregate notional value of $3.0 billion, one interest rate cap with an aggregate notional value of kr301.5 million associated with the Danish investment and two interest rate swaps with an aggregate notional value of $252.2 million.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of September 30, 2021, the Company held four GBP, two EUR and one DKK foreign currency swaps, with an aggregate notional value of £268 million, €85 million and kr165 million, respectively.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility and derivative instruments), including cash, cash equivalents and restricted cash and other financial instruments, approximate their carrying or contract value.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$478,669	$485,406	$964,075	$—	$218,225	$—	$218,225
Equity securities	173,732	—	—	173,732	—	—	—	—
Derivatives	—	62,344	—	62,344	—	1,410	—	1,410
Total	$173,732	$541,013	$485,406	$1,200,151	$—	$219,635	$—	$219,635

Liabilities:
Derivatives	$—	$952	$—	$952	$—	$5,167	$—	$5,167
Total	$—	$952	$—	$952	$—	$5,167	$—	$5,167

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2020	$—
Purchases	504,540
Included in net income
Foreign exchange	(19,134)
Unrealized gain (loss)	—
Balance as of September 30, 2021	$485,406

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$485,406	Transacted value	Cost	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2021, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $26.8 million below the outstanding principal balance.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Condensed Consolidated Balance Sheets. The Company’s Hospitality revenue consists of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

In connection with its investments, the Company has acquired assets subject to loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, deferred income related to these loans amounted to $5.2 million and $5.8 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, Other revenue related to these loans amounted to $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2020, Other revenue related to these loans amounted to $0.2 million and $0.6 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations, and offering costs are charged to equity as such amounts are incurred.

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

Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Company’s public offerings. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2021:

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

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes, an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Follow-on Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of September 30, 2021 and December 31, 2020, the Company had accrued $227.4 million and $73.2 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three and nine months ended September 30, 2021, the Company recognized an income tax expense of $0.1 million and $0.2 million, respectively, within Other expense, net on the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company recognized an income tax expense of $0.03 million and benefit of $0.04 million, respectively, within Other expense on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the Company recorded a $9.8 million deferred tax liability comprised of a $1.2 million deferred tax liability driven by its hospitality investments and $8.6 million of assumed capital gains from a triple net lease acquisition and $1.2 million, respectively, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for the periods ended September 30, 2021 and 2020, for both basic and diluted shares.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improve consistent application by clarifying and amending existing guidance. The new standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company adopted this pronouncement as of January 1, 2021.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Building and building improvements	$7,498,062	$3,860,297
Land and land improvements	1,379,087	689,107
Furniture, fixtures and equipment	129,093	76,808
Right of use asset - operating lease(1)	105,236	101,382
Total	9,111,478	4,727,594
Accumulated depreciation and amortization	(272,694)	(130,540)
Investments in real estate, net	$8,838,784	$4,597,054

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the nine months ended September 30, 2021, the Company acquired interests in 101 properties, which were comprised of 60 industrial properties, 37 multifamily properties, three office properties and one other property. During the year ended December 31, 2020, the Company acquired interests in 73 properties, which were comprised of 60 multifamily properties, 10 industrial properties, two office buildings, and one medical office building.

The following table provides details of the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units	Purchase Price (1)
Multifamily properties	8	37	10,861 units	$2,692,598
Industrial properties	5	60	10.38 sq. ft.	1,560,968
Office properties	1	3	0.46 sq. ft.	135,242
Other properties	1	1	0.14 sq. ft.	94,593
	15	101		$4,483,401

(1)	Purchase price is inclusive of acquisition-related costs.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2021 ($ in thousands):

Amount
Building and building improvements	$3,588,114
Land and land improvements	685,437
Furniture, fixtures and equipment	49,824
In-place lease intangibles	125,655
Above-market lease intangibles	7,406
Below-market lease intangibles	(12,741)
Above-market ground lease intangibles	(2,292)
Other intangibles	12,376
Total purchase price (1)	$4,453,779
Assumed mortgage notes	(156,515)
Non-controlling interest	(3,349)
Net purchase price	$4,293,915

(1)	Purchase price excludes acquisition-related costs of $29.6 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and above-market ground lease intangibles for the properties acquired during the nine months ended September 30, 2021 were four years, six years, five years and 32 years, respectively.

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Condensed Consolidated Balance Sheets. The Company’s investment in the Joint Venture totaled $10.4 million and $11.0 million as of September 30, 2021 and December 31, 2020, respectively.  The Company’s loss from its investment in the Joint Venture is presented in Loss from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and totaled ($0.4) million and ($0.4) million for the three and nine months ended September 30, 2021 and ($0.7) million and ($0.9) million for the three and nine months ended September 30, 2020, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Intangible assets: (1)
In-place lease intangibles	$319,651	$194,003
Above-market lease intangibles	29,303	22,132
Other	43,482	31,019
Total intangible assets	392,436	247,154
Accumulated amortization:
In-place lease amortization	(110,395)	(60,142)
Above-market lease amortization	(6,858)	(3,506)
Other	(5,785)	(3,650)
Total accumulated amortization	(123,038)	(67,298)
Intangible assets, net	$269,398	$179,856
Intangible liabilities: (2)
Below-market lease intangibles	$48,859	$36,190
Total intangible liabilities	48,859	36,190
Accumulated amortization:
Below-market lease amortization	(7,551)	(3,534)
Total accumulated amortization	(7,551)	(3,534)
Intangible liabilities, net	$41,308	$32,656

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2021 (remaining)	$22,387	$1,264	$820	$(1,541)
2022	52,405	4,580	3,569	(6,551)
2023	34,753	4,080	3,484	(6,011)
2024	26,027	2,916	3,470	(5,005)
2025	21,120	2,279	3,338	(4,115)
Thereafter	52,564	7,326	23,016	(18,085)
	$209,256	$22,445	$37,697	$(41,308)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of September 30, 2021 and December 31, 2020 ($ in thousands):

		September 30, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	51	3.12%	November 7, 2045	$173,051	$177,472
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	298,661
CMBS - fixed	1	6.26%	July 25, 2039	2,700	2,536
Total real estate securities	56	3.33%	March 15, 2041	472,679	478,669
Term loan (2)	1	L + 5.35%	February 26, 2026	504,540	485,406
Total investments in real estate debt	57	4.39%	June 2, 2033	$977,219	$964,075

		December 31, 2020
Type of Security	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
Total investments in real estate debt	56			$216,929	$218,225

(1)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(2)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option.

The majority of the Company’s investments in real estate securities consist of non-agency RMBS and CMBS.

The Company’s investments in real estate debt include CMBS collateralized by properties owned by Starwood-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

Fair Value
	September 30, 2021	December 31, 2020
CMBS	$298,661	$—
Total	$298,661	$—

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses on its investments in real estate debt of ($4.6) million and ($6.2) million, respectively. During the three and nine months ended September 30, 2020, the Company recorded net unrealized gains on its investments in real estate debt of $9.2 million and net unrealized losses of ($4.7) million, respectively. During the three and nine months ended September 30, 2020, the Company recorded realized losses on its investments in real estate debt of ($1.2) million and ($5.8) million, respectively. Such amounts are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of September 30, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	September 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.08%	9/7/2030	N/A	$2,693,436	$2,236,290
Total fixed rate loans				2,693,436	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.84%	7/26/2024	N/A	3,092,387	886,594
Variable rate revolving credit facility (4)	L + 2.00%	10/21/2021	$200,000	—	172,800
Total variable rate loans				3,092,387	1,059,394
Total loans secured by the Company's properties				5,785,823	3,295,684
Deferred financing costs, net				(39,297)	(17,208)
Premium on assumed debt, net				612	286
Mortgage notes and revolving credit facility, net				$5,747,138	$3,278,762

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2021, one-month LIBOR was equal to 0.08%.

(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)	The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. During October 2021, the Company extended this facility to October 21, 2022.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of September 30, 2021 ($ in thousands):

Year	Amount
2021 (remaining)	$914
2022	51,689
2023	1,651,164
2024	483,255
2025	648,982
Thereafter	2,949,819
Total	$5,785,823

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness. The Company is not aware of any instance of noncompliance with financial covenants as of September 30, 2021.

7.	Secured Financings on Investments in Real Estate Debt

Secured financings on investments in real estate debt are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a secured financing on investments in real estate debt operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, the Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a secured financing on investments in real estate debt, the Company is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then-prevailing financing rate.

Interest rates on these borrowings are determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

The fair value of financial instruments pledged as collateral on the Company’s secured financings on investments in real estate debt disclosed in the tables below represents the Company’s fair value of such instruments, which may differ from the fair value assigned to the collateral by its counterparties.

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”). The Barclays RA interest rate is equal to the three-month U.S. dollar-denominated LIBOR plus a spread.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2021
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$485,406	$134,835
			$485,406	$134,835

			December 31, 2020
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3/17/2021	1.93%	$155,538	$105,804
CMBS	1/6/2021	2.10%	2,867	2,450
			$158,405	$108,254

(1)	Represents the fair value of the Company’s investments in real estate debt.

8.	Unsecured Revolving Credit Facility

On December 16, 2020, the Company entered into an unsecured revolving credit facility (the “Line of Credit”) for $100 million with multiple banks. During July 2021 additional banks were added under the Line of Credit and the total borrowing capacity was increased to $450 million. The Line of Credit expires on December 16, 2023, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. As of September 30, 2021 and December 31, 2020, the capacity of the Line of Credit was $450 million and $100 million, respectively. There were no outstanding borrowings on the Line of Credit as of September 30, 2021 and December 31, 2020.

9.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2021	December 31, 2020
Intangible assets, net	$269,398	$179,856
Acquisition deposits	208,826	7
Equity securities	173,732	—
Derivative instruments	62,344	1,410
Receivables	39,688	23,692
Prepaid expenses	10,716	4,047
Interest receivable	3,974	548
Deferred financing costs, net	3,772	1,268
Other	3,591	307
Total	$776,041	$211,135

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$49,699	$19,651
Real estate taxes payable	49,618	14,842
Intangible liabilities, net	41,308	32,656
Distributions payable	24,756	8,682
Tenant security deposits	21,095	9,842
Right of use liability - operating lease	12,514	6,390
Accrued interest expense	10,091	7,309
Deferred tax liability	9,764	1,229
Deferred income	7,323	11,111
Derivative instruments	952	5,167
Other	3,088	193
Total	$230,208	$117,072

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

As of September 30, 2021, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Nine months ended September 30, 2021
	Class T	Class S	Class D	Class I	Total
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853
Common stock shares issued	1,523,077	74,589,078	15,921,954	75,605,408	167,639,517
Distribution reinvestment plan shares issued	60,801	1,442,493	109,861	959,717	2,572,872
Common stock shares repurchased	(37,422)	(819,843)	(35,754)	(925,540)	(1,818,559)
Independent directors' restricted stock grant (1)	—	—	—	14,829	14,829
September 30, 2021	4,009,638	121,643,389	18,843,158	114,807,327	259,303,512

(1)

The independent directors’ restricted stock grant represents $0.3 million of the annual compensation paid to the independent directors for the period ended September 30, 2021.  Each grant is amortized over the one-year service period of such grant. The shares vested in August 2021.

Share Repurchases

For the three months ended September 30, 2021, the Company repurchased 475,386 shares of common stock representing a total of $10.8 million. For the nine months ended September 30, 2021, the Company repurchased 1,818,559 shares of common stock representing a total of $40.0 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2021.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2021:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1413)	(0.1418)	(0.0416)	—
Net distributions declared per share of common stock	$0.7902	$0.7897	$0.8899	$0.9315

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at September 30, 2021, the Company recorded an allocation adjustment of $5.6 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	September 30, 2021	September 30, 2020
Balance at the beginning of the year	$10,409	$—
Settlement of performance participation allocation	15,061	10,366
GAAP income allocation	(1,235)	(458)
Distributions	(1,095)	(448)
Fair value allocation	5,556	792
Ending balance	$28,696	$10,252

11.	Related Party Transactions

Acquisition of Investments

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and the Sponsor. The Sponsor purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated buyer. The Sponsor subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one-month LIBOR +2.40% or $0.3 million. As a result of these transactions, the Company wholly owns 60 State Street.

On October 29, 2020, the Company borrowed $22.0 million from the Sponsor to fund an acquisition. The borrowing was repaid on November 3, 2020 plus interest equal to one-month LIBOR plus 3.00%.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three and nine months ended September 30, 2021, the Company incurred management fees of $17.7 million and $36.4 million, respectively. During the three and nine months ended September 30, 2020, the Company incurred management fees of $5.0 million and $13.6 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the nine months ended September 30, 2021, the Company issued 1,313,346 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $6.8 million related to the management fee as of September 30, 2021, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2021, the Advisor was issued 277,913 unregistered Class I shares as payment for the $6.8 million management fee accrued as of September 30, 2021. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2021, the

Company recognized $79.6 million and $111.9 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations.  During the three and nine months ended September 30, 2020, the Company recognized $0 and $46,000, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations.

The 2020 performance participation allocation became payable on December 31, 2020 and, in January 2021, the Operating Partnership issued 695,320 Class I units in the Operating Partnership to the Special Limited Partner as payment for the 2020 performance participation allocation. Such Class I units were issued at the NAV per unit as of December 31, 2020.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2021	December 31, 2020
Accrued stockholder servicing fee	$227,430	$73,170
Performance participation allocation	111,934	15,061
Advanced organization and offering costs	4,735	5,830
Accrued management fee	6,782	2,103
Accrued affiliate service provider expenses	610	—
Advanced operating expenses	348	207
Total	$351,839	$96,371

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of September 30, 2021 and December 31, 2020, the Company has accrued $227.4 million and $73.2 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

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

Advanced operating expenses

As of September 30, 2021 and December 31, 2020, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Advisor had incurred approximately $3.8 million and $2.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Advisor had advanced approximately $0.2 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the three and nine months ended September 30, 2021, the Company has incurred approximately $1.8 million and $4.6 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2020, the Company incurred approximately $0.7 million and $1.9 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three and nine months ended September 30, 2021, the amounts incurred for services provided by RFF were $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2020, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively.

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

During the three and nine months ended September 30, 2021, the amounts incurred for services provided by Essex were $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2020, the Company did not incur any expenses from Essex.

The Company has engaged Starwood’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. All of the services provided by Starwood Luxembourg are done at cost. During the three and nine months ended September 30, 2021, the amounts incurred for services provided were $0.04 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2021, the amounts incurred for services provided were $0.1 million, respectively.

12.	Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
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

The following table presents the future lease payments due under the Company’s ground lease as of September 30, 2021 ($ in thousands):

Operating Lease
2021 (remaining)	$172
2022	686
2023	686
2024	686
2025	712
Thereafter	27,210
Total undiscounted future lease payments	30,152
Difference between undiscounted cash flows and discounted cash flows	(17,638)
Total lease liability	$12,514

The Company utilized its incremental borrowing rate, which was between 4.5% and 6% to determine its lease liabilities. As of September 30, 2021, the weighted average remaining lease term of the Company’s operating leases was 38 years.

Payments under the Company’s ground leases contain fixed payment components. The Company’s ground lease contained escalations prior to the Company’s hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, office, medical office and other properties. Leases at the Company’s industrial, office and medical office properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and medical office properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office, medical office and other properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily properties primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease payments	$136,247	$64,196	$325,242	$164,417
Variable lease payments	15,960	7,700	41,308	22,271
Rental revenue	$152,207	$71,896	$366,550	$186,688

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, medical office and other properties ($ in thousands) as of September 30, 2021. Leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2021 (remaining)	$69,631
2022	202,023
2023	189,093
2024	166,671
2025	144,205
Thereafter	522,553
Total	$1,294,176

14.	Segment Reporting

The Company operates in seven reportable segments: Multifamily properties, Hospitality properties, Industrial properties, Office properties, Medical office properties, Other properties and Investments in real estate debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2021	December 31, 2020
Multifamily properties	$5,418,160	$2,738,210
Hospitality properties	243,157	244,065
Industrial properties	2,144,509	551,898
Office properties	1,291,489	1,186,328
Medical office properties	189,953	196,559
Other property	96,252	—
Investments in real estate debt	964,075	218,225
Other (Corporate)	1,476,016	195,531
Total assets	$11,823,611	$5,330,816

The following table sets forth the financial results by segment for the three months ended September 30, 2021 ($ in thousands):

	Multifamily	Hospitality	Industrial	Office	Medical Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$89,742	$—	$29,261	$29,272	$3,615	$317	$—	$152,207
Hospitality revenue	—	9,364	—	—	—	—	—	9,364
Other revenue	654	94	—	106	10	—	—	864
Total revenues	90,396	9,458	29,261	29,378	3,625	317	—	162,435
Expenses:
Rental property operating	40,032	—	7,169	10,223	1,664	26	—	59,114
Hospitality operating	—	5,653	—	—	—	—	—	5,653
Total segment expenses	40,032	5,653	7,169	10,223	1,664	26	—	64,767
Loss from unconsolidated real estate ventures	—	(447)	—	—	—	—	—	(447)
Income from investments in real estate debt	—	—	—	—	—	—	19,268	19,268
Segment net operating income	$50,364	$3,358	$22,092	$19,155	$1,961	$291	$19,268	$116,489
Depreciation and amortization	$(44,908)	$(2,138)	$(17,560)	$(15,546)	$(2,065)	$(236)	$—	$(82,453)

General and administrative								(6,588)
Management fees								(17,653)
Performance participation allocation								(79,552)
Interest expense								(38,887)
Other expense, net								(1,449)
Net loss								$(110,093)
Net loss attributable to non- controlling interests in consolidated joint ventures								176
Net loss attributable to non- controlling interests in Operating Partnership								665
Net loss attributable to stockholders								$(109,252)

The following table sets forth the financial results by segment for the three months ended September 30, 2020 ($ in thousands):

	Multifamily	Hospitality	Industrial	Office	Medical Office	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$32,891	$—	$7,027	$28,005	$3,973	$—	$71,896
Hospitality revenue	—	4,420	—	—	—	—	4,420
Other revenue	531	13	—	49	11	—	604
Total revenues	33,422	4,433	7,027	28,054	3,984	—	76,920
Expenses:
Rental property operating	13,186	—	1,641	9,644	1,444	—	25,915
Hospitality operating	—	3,589	—	—	—	—	3,589
Total segment expenses	13,186	3,589	1,641	9,644	1,444	—	29,504
Loss from unconsolidated real estate ventures	—	(666)	—	—	—	—	(666)
Income from investments in real estate-related securities, net	—	—	—	—	—	11,068	11,068
Segment net operating income	$20,236	$178	$5,386	$18,410	$2,540	$11,068	$57,818
Depreciation and amortization	$(15,702)	$(2,142)	$(4,161)	$(14,214)	$(2,324)	$—	$(38,543)

General and administrative							(2,023)
Management fees							(5,018)
Performance participation allocation							—
Interest expense							(22,539)
Other expense, net							(192)
Net loss							$(10,497)
Net loss attributable to non- controlling interests in consolidated joint ventures							139
Net loss attributable to non- controlling interests in Operating Partnership							43
Net loss attributable to stockholders							$(10,315)

The following table sets forth the financial results by segment for the nine months ended September 30, 2021 ($ in thousands):

	Multifamily	Hospitality	Industrial	Office	Medical Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$202,402	$—	$61,260	$91,505	$11,066	$317	$—	$366,550
Hospitality revenue	—	24,817	—	—	—	—	—	24,817
Other revenue	1,872	260	—	230	31	—	—	2,393
Total revenues	204,274	25,077	61,260	91,735	11,097	317	—	393,760
Expenses:
Rental property operating	86,839	—	15,960	32,352	4,720	26	—	139,897
Hospitality operating	—	15,026	—	—	—	—	—	15,026
Total segment expenses	86,839	15,026	15,960	32,352	4,720	26	—	154,923
Loss from unconsolidated real estate ventures	—	(448)	—	—	—	—	—	(448)
Income from investments in real estate debt	—	—	—	—	—	—	37,898	37,898
Segment net operating income	$117,435	$9,603	$45,300	$59,383	$6,377	$291	$37,898	$276,287
Depreciation and amortization	$(102,176)	$(6,401)	$(36,470)	$(46,273)	$(6,378)	$(236)	$—	$(197,934)

General and administrative								(15,210)
Management fees								(36,364)
Performance participation allocation								(111,934)
Interest expense								(88,994)
Other expense, net								(527)
Net loss								$(174,676)
Net loss attributable to non- controlling interests in consolidated joint ventures								319
Net loss attributable to non- controlling interests in Operating Partnership								1,235
Net loss attributable to stockholders								$(173,122)

The following table sets forth the financial results by segment for the nine months ended September 30, 2020 ($ in thousands):

	Multifamily	Hospitality	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$87,666	$—	$20,415	$68,777	$9,830	$—	$186,688
Hospitality revenue	—	17,134	—	—	—	—	17,134
Other revenue	1,376	91	—	103	30	—	1,600
Total revenues	89,042	17,225	20,415	68,880	9,860	—	205,422
Expenses:
Rental property operating	33,457	—	5,003	23,059	3,354	—	64,873
Hospitality operating	—	12,294	—	—	—	—	12,294
Total segment expenses	33,457	12,294	5,003	23,059	3,354	—	77,167
Loss from unconsolidated real estate ventures	—	(887)	—	—	—	—	(887)
Loss from investments in real estate- related securities, net	—	—	—	—	—	(27)	(27)
Segment net operating income (loss)	$55,585	$4,044	$15,412	$45,821	$6,506	$(27)	$127,341
Depreciation and amortization	$(49,826)	$(6,284)	$(12,489)	$(34,319)	$(5,075)	$—	$(107,993)

General and administrative							(6,163)
Management fees							(13,560)
Performance participation allocation							(46)
Interest expense							(65,448)
Other expense, net							(29)
Net loss							$(65,898)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,186
Net loss attributable to non- controlling interests in Operating Partnership							458
Net loss attributable to stockholders							$(64,254)

15.	Subsequent Events

Acquisitions/New Investments

Subsequent to September 30, 2021, the Company acquired an aggregate of $4.9 billion of real estate, exclusive of closing costs and related working capital, across five separate transactions.

Financings

Subsequent to September 30, 2021, to finance its acquisitions the Company borrowed an aggregate of $758.9 million across its revolving credit facility, Barclays RA and Line of Credit.

Proceeds from the Issuance of Common Stock

As of November 12, 2021, the Company had received net proceeds of $6.9 billion from the issuance of its common stock in its public offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

On December 27, 2017, we commenced our Initial Public Offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our Initial Public Offering terminated and we commenced our Follow-on Public Offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan.. We are selling in the Follow-on Public Offering any combination of four classes of shares of our common stock, with a dollar value up to the maximum aggregate amount. We intend to continue selling shares in the Follow-on Public Offering on a monthly basis.

As of November 12, 2021, we had received net proceeds of $6.9 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020. As of September 30, 2021, the COVID-19 pandemic is ongoing.

The Advisor has been following guidance from the Centers for Disease Control (“CDC”) and Prevention and local health authorities to ensure it has the plans and resources in place to safeguard the health and wellbeing of its employees and the Advisor continues to operate normally across investment, asset management and corporate support functions.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines fully and for emergency use and distribution to the public, there remain uncertainties as to the public’s willingness to receive the vaccine in sufficient numbers and the overall efficacy of the vaccines as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the impact of new variants of the coronavirus, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact on rent collections for the three and nine months ended September 30, 2021. While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. In June 2021, the CDC extended the eviction moratorium, which was scheduled to expire on June 30, 2021, through July 31, 2021 at which point it expired. On August 4, 2021, the CDC announced a new, “temporary” moratorium on evictions (which would have expired on October 3, 2021) separate from the CDC’s prior eviction moratorium that expired July 31, 2021. On August 26, 2021, the U.S. Supreme Court ruled that the CDC does not have the power to halt evictions and the federal moratorium effectively ended.

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

Beginning in March 2020, our hospitality segment experienced a material decrease in occupancy. The conditions caused by COVID-19 had a material impact on the performance of our hospitality assets for the three and nine months ended September 30, 2021 where occupancy was down 9% and 15% respectively, and average daily rates were flat and down 15% compared to the same time periods during 2019. The average occupancy for the three months ended September 30, 2021 was 71%.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part II, Item 1A. Risk Factors elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2021 Highlights

Operating Results:

•	Raised $1.7 billion and $3.7 billion of gross proceeds in our public offerings during the three and nine months ended September 30, 2021, respectively.
•

Declared monthly net distributions totaling $66.5 million and $143.0 million for the three and nine months ended September 30, 2021, respectively.  As of September 30, 2021, the annualized net distribution rate was 4.4% for Class T, 4.4% for Class S, 5.0% for Class D and 5.2% for Class I shares.

•

Year-to-date total returns through September 30, 2021, excluding upfront selling commissions and dealer manager fees, were 17.1% for Class T, 16.7% for Class S, 15.7% for Class D and 17.4% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through September 30, 2021, excluding upfront selling commissions and dealer manager fees, was 12.5% for Class T, 12.6% for Class S, 12.6% for Class D and 13.4% for Class I shares. Annualized total return from inception through September 30, 2021, assuming full upfront selling commissions and dealer manager fees was 11.1% for Class T, 11.2% for Class S and 12.0% for Class D shares.

Investments:

•	During the three months ended September 30, 2021, we acquired:

▪	12 residential properties across seven transactions with a total purchase price of $1.3 billion, excluding closing costs.

▪	19 industrial assets across two transactions with a total purchase price of $570.4 million, excluding closing costs.

▪	A triple net, sale and leaseback of a 399-key hotel for $93.5 million, excluding closing costs.

•	Subsequent to September 30, 2021, we acquired:

▪	72 residential properties across four transactions with a total purchase price of $4.8 billion, excluding closing costs.

▪

Entered into a joint venture with a best-in-class operator to purchase 100% occupied, newly renovated single-family houses, for an initial portfolio of 280 homes for $98.0 million, excluding closing costs.

Financings:

•	During the three months ended September 30, 2021, we closed an aggregate of $0.9 billion in property-level financing.
•	During the three months ended September 30, 2021 we increased the capacity on our Line of Credit by $350.0 million, for a total capacity of $450.0 million.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loan based on fair value as of September 30, 2021:

The following charts further describe the composition of our investments in real estate and investment in real estate loan based on fair value as of September 30, 2021:

(1)

Investments in real estate includes our direct property investments and our unconsolidated investment. Investments in real estate securities includes our equity in public real estate-related companies, our RMBS investments and our CMBS investments. Investments in real estate loan includes our term loan. Geography weighting is measured as the asset value of real estate properties and unconsolidated real estate venture for each geographical category against the total value of all (i) real estate properties and (ii) unconsolidated real estate venture.

(2)      Real estate includes our direct property investments, our unconsolidated investment and our term loan.

(3)      Geography weighting includes our term loan and excludes our equity in public real estate-related companies and real estate-related securities.

Investments in Real Estate

As of September 30, 2021, we had acquired 245 real estate properties and one investment in an unconsolidated real estate venture. The following table provides a summary of our portfolio as of September 30, 2021 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	113	26,553 units	97%	$6,088,915	$204,274	52%
Hospitality	9	1,293 keys	63%	218,821	25,077	6%
Industrial	103	16.18 sq. ft.	98%	2,391,700	61,260	16%
Office	17	3.32 sq. ft.	91%	1,366,000	91,735	23%
Medical office	3	0.39 sq. ft.	88%	208,400	11,097	3%
Other	1	0.14 sq. ft.	N/A	102,032	317	0%
Total	246			$10,375,868	$393,760	100%

(1)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2021. The occupancy rate for our hospitality investments is based on the trailing 12 month average occupancy for the period ended September 30, 2021.

(2)	Based on fair value as of September 30, 2021.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of September 30, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Savannah Property	1	Savannah, GA	January 2019	100%	203	96%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	97%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	96%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	97%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	98%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	99%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	99%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	99%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	95%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	96%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	99%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	630	94%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	97%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	97%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	96%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	98%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	95%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	97%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	97%
Total Multifamily	113				26,553
Hospitality:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	66%
Fort Lauderdale Hotel	1	Fort Lauderdale, FL	March 2019	43%	236	49%
Total Hospitality	9				1,293
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	85%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	91%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	91%
Total Office	17				3.32
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	96%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	100%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	96%
Total Industrial	103				16.18
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	86%
Total Medical Office	3				0.39
Other:
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	N/A
Total Other	1

Total Investment Properties	246

(1)

Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets. The table also includes a property owned by an unconsolidated entity.

(2)

The occupancy rate for our industrial, office and medical office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2021. The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2021. The occupancy rate for our hospitality investments is based on the trailing 12 month average occupancy for the period ended September 30, 2021.

Impact of COVID-19 – Impairment Analysis

As of September 30, 2021, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the impacts of COVID-19, as of September 30, 2021, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hospitality assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. In the third quarter of 2021, our hospitality assets averaged 71% occupancy. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of September 30, 2021 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	51	3.12%	November 7, 2045	$173,051	$177,472
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	298,661
CMBS - fixed	1	6.26%	July 25, 2039	2,700	2,536
Total real estate securities	56	3.33%	March 15, 2041	472,679	478,669
Term loan (2)	1	L + 5.35%	February 26, 2026	504,540	485,406
Total investments in real estate debt	57	4.39%	June 2, 2033	$977,219	$964,075

(1)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(2)

On February 26, 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of September 30, 2021:

.

Lease Expirations

The following table details the expiring leases at our industrial, office, medical office and other properties by annualized base rent as of September 30, 2021 ($ in thousands). The table below excludes our hospitality properties and multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2021 (remaining)	$3,847	2%	$654	0%	$185	0%	$—	0%	$4,686	2%
2022	14,960	6%	8,626	4%	1,828	1%	—	0%	25,414	11%
2023	10,168	4%	8,015	4%	2,124	1%	—	0%	20,307	9%
2024	18,989	8%	7,141	3%	2,323	1%	—	0%	28,453	12%
2025	13,530	6%	6,072	3%	731	0%	—	0%	20,333	9%
2026	9,760	4%	13,594	6%	1,685	1%	—	0%	25,039	11%
2027	9,755	4%	6,629	3%	1,610	1%	—	0%	17,994	8%
2028	7,069	3%	7,295	3%	332	0%	5,777	2%	20,473	8%
2029	2,433	1%	4,429	2%	941	0%	—	0%	7,803	3%
2030	6,110	3%	9,083	4%	1,433	1%	—	0%	16,626	8%
Thereafter	9,753	4%	34,131	15%	167	0%	—	0%	44,051	19%
Total	$106,374	45%	$105,669	47%	$13,359	6%	$5,777	2%	$231,179	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$152,207	$71,896	$366,550	$186,688
Hospitality revenue	9,364	4,420	24,817	17,134
Other revenue	864	604	2,393	1,600
Total revenues	162,435	76,920	393,760	205,422
Expenses
Rental property operating	59,114	25,915	139,897	64,873
Hospitality operating	5,653	3,589	15,026	12,294
General and administrative	6,588	2,023	15,210	6,163
Management fees	17,653	5,018	36,364	13,560
Performance participation allocation	79,552	—	111,934	46
Depreciation and amortization	82,453	38,543	197,934	107,993
Total expenses	251,013	75,088	516,365	204,929
Other (expense) income
Loss from unconsolidated real estate ventures	(447)	(666)	(448)	(887)
Income (loss) from investments in real estate debt	19,268	11,068	37,898	(27)
Interest expense	(38,887)	(22,539)	(88,994)	(65,448)
Other expense, net	(1,449)	(192)	(527)	(29)
Total other expense	(21,515)	(12,329)	(52,071)	(66,391)
Net loss	$(110,093)	$(10,497)	$(174,676)	$(65,898)
Net loss attributable to non-controlling interests in consolidated joint ventures	$176	$139	$319	$1,186
Net loss attributable to non-controlling interests in Operating Partnership	665	43	1,235	458
Net loss attributable to stockholders	$(109,252)	$(10,315)	$(173,122)	$(64,254)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office, medical office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2021 and 2020, rental revenue was $152.2 million and $71.9 million, respectively. During the nine months ended September 30, 2021 and 2020, rental revenue was $366.6 million and $186.7 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 105 consolidated properties as of September 30, 2020 to 245 consolidated properties as of September 30, 2021.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date we have received very few requests from our tenants seeking concessions.

Hospitality revenue consists of income from our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended September 30, 2021 and 2020, hospitality revenue was $9.4 million and $4.4 million, respectively. During the nine months ended September 30, 2021 and 2020, hospitality revenue was $24.8 million and $17.1 million, respectively. Beginning in March 2020, our hospitality segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hospitality occupancies declined to 45% by the end of March 2020 but have rebounded to an average of approximately 71% during the quarter ended September 30, 2021.

Expenses

Rental property operating and hospitality operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hospitality operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hospitality operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2021 and 2020, rental property operating and hospitality operating expenses were $64.8 million and $29.5 million, respectively. During the nine months ended September 30, 2021 and 2020, rental property operating and hospitality operating expenses were $154.9 million and $77.2 million, respectively. The increase was driven by the growth in our portfolio, which increased from 105 consolidated properties as of September 30, 2020 to 245 consolidated properties as of September 30, 2021.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2021, general and administrative expenses increased $4.6 million compared to the three months ended September 30, 2020. During the nine months ended September 30, 2021, general and administrative expenses increased $9.0 million compared to the nine months ended September 30, 2020. The increases are driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2021 and 2020, management fees were $17.7 million and $5.0 million, respectively. During the nine months ended September 30, 2021 and 2020, management fees were $36.4 million and $13.6 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $4.7 billion from September 30, 2020 to September 30, 2021.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended September 30, 2021 and 2020, the performance participation allocation was $79.6 million and $0.0 million, respectively. During the nine months ended September 30, 2021 and 2020, the performance participation allocation was $111.9 million and $46,000, respectively.

Pursuant to the advisory agreement between us, the Advisor and Starwood REIT Operating Partnership, L.P., the Advisor will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor would not be required to reimburse us.

For the four fiscal quarters ended September 30, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the three months ended September 30, 2021 and 2020, depreciation and amortization expenses were $82.5 million and $38.5 million, respectively. During the nine months ended September 30, 2021 and 2020, depreciation and amortization expenses were $197.9 million and $108.0 million, respectively. The increase was driven by the growth in our portfolio, which increased from 105 consolidated properties as of September 30, 2020 to 245 consolidated properties as of September 30, 2021.

Other (Expense) Income

During the three months ended September 30, 2021 and 2020, income from investments in real estate debt was $19.3 million and $11.1 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. During the nine months ended September 30, 2021 and 2020, income (loss) from investments in real estate debt was $37.9 million and ($27,000), respectively.

During the three months ended September 30, 2021 and 2020, interest expense was $38.9 million and $22.5 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. During the nine months ended September 30, 2021 and 2020, interest expense was $89.0 million and $65.4 million, respectively. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

Interest expense for the three months ended September 30, 2021 and 2020, also included unrealized gains of $0.4 million and unrealized losses of ($1.7) million, respectively, relating to the change in fair value of our interest rate swaps and interest rate caps. Interest expense for the nine months ended September 30, 2021 and 2020, included unrealized gains of $4.2 million and unrealized losses of ($9.4) million, respectively. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium /discount, (v) organizational costs, (vi) unrealized gains or losses from changes in the fair value of real estate–related securities and other financial instruments, (vii) gains and losses resulting from foreign currency translations, (viii) amortization of restricted stock awards, (ix) non-cash performance participation allocation, even if repurchased by us, (x) amortization of deferred financing costs, and (xi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to stockholders	$(109,252)	$(10,315)	$(173,122)	$(64,254)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	82,453	38,543	197,934	107,993
Investment in unconsolidated real estate ventures – depreciation and amortization	200	187	600	553
Amount attributable to non-controlling interests for above adjustments	(472)	(507)	(1,422)	(2,736)
FFO attributable to stockholders	(27,071)	27,908	23,990	41,556
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(3,190)	(2,962)	(9,331)	(6,149)
Deferred income amortization (1)	(753)	(368)	(3,044)	(924)
Amortization of above- and below-market lease intangibles, net	(453)	44	(729)	59
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(11,665)	(7,689)	(23,288)	13,803
Foreign currency loss	11,377	—	16,794	—
Non-cash performance participation allocation	79,552	—	111,934	46
Amortization of deferred financing costs	2,672	1,262	4,680	2,303
Amortization of restricted stock awards	161	38	376	80
Amount attributable to non-controlling interests for above adjustments	6	100	102	273
AFFO attributable to stockholders	$50,636	$18,333	$121,484	$51,047

(1)

Effective with the period ending September 30, 2021 we have updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.

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

Real Estate Portfolio Valuation

During the third quarter of 2021 our multifamily and industrial segments saw increases in their values based on strong operating performance and robust investor demand for these asset classes.  The multifamily segment in particular is benefitting from a number of factors including: (i) limited supply of for-sale single-family homes, (ii) surging single-family home values, driving a widening affordability gap versus renting, (iii) uncoupling of young adults from parents/roommates, which is in part causing annual household formations to run well above historical levels, and (iv) growth in average household net worth and disposable personal income levels as a result of government transfers and higher asset values. Due to robust demand and elevated tenant retention rates our multifamily portfolio was 97% occupied as of September 30, 2021.

In our office segment, the valuations for the three months ended September 30, 2021 remained steady as investor demand continues to be strong for characteristics such as long weighted average lease terms, high quality tenant base and desirable locations. However, future valuations might be negatively impacted depending on the longer term implications resulting from COVID-19: including, the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, challenges relating to the vaccine rollout, the impact of new variants, and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies, which may result in lower operating cash flows and valuations.

In our hospitality segment, the valuations for the three months ending September 30, 2021 increased 2.5%. Hospitality has been one of the most impacted asset classes from COVID-19, but we believe the Advisor is well suited to manage our hospitality assets through to recovery. All of our hospitality assets are open and we are encouraged to see that they have rebounded from a low of 18% average occupancy in April 2020 to 71% average occupancy for the three months ended September 30, 2021. We anticipate continued softness in this sector until domestic travel increases further, and to that end, we have underwritten and valued the assets forecasting reduced cash flows for an extended period of time, which has led to reduced property values compared to pre-COVID-19 levels.

As of September 30, 2021, our independent valuation advisor and external third-party appraisal firms (for certain assets) valued the majority of our real estate portfolio to reflect the most recent market conditions.

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

For more information on our Net Asset Value Calculation and Valuation Guidelines, please refer to our prospectus. Please also refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our prospectus dated June 2, 2021 and filed with the SEC, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	September 30, 2021
Investments in real estate	$10,375,868
Investments in real estate debt	964,075
Cash and cash equivalents	671,683
Restricted cash	562,627
Other assets	488,261
Debt obligations	(5,759,067)
Secured financings on investments in real estate debt	(134,835)
Subscriptions received in advance	(476,520)
Other liabilities	(176,241)
Performance participation accrual	(111,934)
Management fee payable	(6,782)
Accrued stockholder servicing fees (1)	(2,420)
Minority interest	(36,299)
Net asset value	$6,358,416
Number of outstanding shares/units	260,479

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of September 30, 2021, we have accrued under GAAP $227.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$97,818	$2,977,343	$452,799	$2,801,760	$28,696	$6,358,416
Number of outstanding shares	4,010	121,643	18,843	114,807	1,176	260,479
NAV Per Share/Unit as of September 30, 2021	$24.40	$24.48	$24.03	$24.40	$24.40

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.1%	4.9%
Hospitality	9.2%	7.8%
Office	7.6%	6.0%
Industrial	5.9%	4.8%
Medical office	6.6%	5.6%

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

Input	Hypothetical Change	Multifamily Investment Values	Hospitality Investment Values	Office Investment Values	Industrial Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.8%	+2.0%	+2.0%	+2.0%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(2.0)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	+3.5%	+1.8%	+2.8%	+3.9%	+3.1%
(weighted average)	0.25% increase	(3.2)%	(1.7)%	(2.6)%	(3.5)%	(2.8)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2021
Stockholders’ equity under GAAP	$4,841,887
Redeemable non-controlling interest	28,696
Total partners’ capital of Operating Partnership	4,870,583
Adjustments:
Accrued stockholder servicing fee	225,010
Advanced organization and offering costs and Advanced operating expenses	4,952
Unrealized real estate appreciation	878,542
Accumulated depreciation and amortization	379,329
NAV	$6,358,416

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

•

Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes and secured financings on investments in real estate debt (“Debt”) are presented at their carrying value in our condensed consolidated financial statements.  As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.9315 per share for the nine months ended September 30, 2021. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2021:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2021	$0.0879	$0.0878	$0.0989	$0.1035
February 28, 2021	0.0894	0.0893	0.0994	0.1035
March 31, 2021	0.0878	0.0879	0.0989	0.1035
April 30, 2021	0.0883	0.0882	0.0990	0.1035
May 31, 2021	0.0877	0.0876	0.0988	0.1035
June 30, 2021	0.0879	0.0878	0.0989	0.1035
July 31, 2021	0.0873	0.0872	0.0987	0.1035
August 31, 2021	0.0870	0.0870	0.0987	0.1035
September 30, 2021	0.0869	0.0869	0.0986	0.1035
Totals	$0.7902	$0.7897	$0.8899	$0.9315

The following table summarizes our distributions declared during the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$39,746	60%	$10,332	49%
Reinvested in shares	26,793	40%	10,769	51%
Total distributions	$66,539	100%	$21,101	100%

Sources of Distributions
Cash flows from operating activities	$66,539	100%	$21,101	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$66,539	100%	$21,101	100%

Cash flows from operating activities	$77,464		$28,840
Funds from operations	$(27,071)		$27,908

The following table summarizes our distributions declared during the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$82,668	58%	$26,013	46%
Reinvested in shares	60,336	42%	30,756	54%
Total distributions	$143,004	100%	$56,769	100%

Sources of Distributions
Cash flows from operating activities	$143,004	100%	$56,769	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$143,004	100%	$56,769	100%

Cash flows from operating activities	$174,095		$78,770
Funds from operations	$23,990		$41,556

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $1.3 billion of immediate liquidity as of September 30, 2021, made up of $450.0 million of an undrawn Line of Credit, $200.0 million of undrawn capacity on our revolving credit facility and $669.1 million of cash on hand. Excluded from the cash balance is an incremental $620.6 million associated with the September 2021 net capital raise, which was available to us in the beginning of October 2021. In addition, we hold approximately $479 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the nine months ended September 30, 2021, we raised $3.7 billion of proceeds in our public offerings. In addition, for the nine months ended September 30, 2021, we have honored $40.0 million of repurchase requests under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2021, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of September 30, 2021 and December 31, 2020 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	3.08%	9/7/2030	N/A	$2,693,436	$2,236,290
Total fixed rate loans				2,693,436	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.84%	7/26/2024	N/A	3,092,387	886,594
Variable rate revolving credit facility(4)	L + 2.00%	10/21/2021	$200,000	—	172,800
Total variable rate loans				3,092,387	1,059,394
Total loans secured by the Company’s properties				5,785,823	3,295,684

Secured financings on investments in real estate debt	L + 2.50%	2/26/2026	$266,973	134,835	108,254
Unsecured revolving credit facility	L + 3.00%	12/16/2023	$450,000	—	—
Total Indebtedness				$5,920,658	$3,403,938

(1)	The term “L” refers to the one-month LIBOR. As of September 30, 2021, one-month LIBOR was equal to 0.08%.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)

Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. During October 2021, the Company extended this facility to October 21, 2022.

Subsequent to September 30, 2021, we raised $1.2 billion in the Follow-on Public Offering and received approximately $13.2 million of investor requests to repurchase their shares, which totaled approximately 0.21% of our NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities	$174,095	$78,770
Cash flows used in investing activities	(5,498,263)	(1,866,638)
Cash flows provided by financing activities	6,265,067	1,857,406
Net increase in cash and cash equivalents and restricted cash	$940,899	$69,538

Cash flows provided by operating activities increased $95.3 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020. This increase resulted from an increase in the number of investments in real estate and income generated from our investments in real estate debt.

Cash flows used in investing activities increased $3.6 billion during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to an increase in acquisitions of real estate of $2.6 billion, an increase of $0.8 billion in the origination/purchase of real estate debt and an increase of $0.2 billion in the purchase of real estate-related equity securities.

Cash flows provided by financing activities increased $4.4 billion during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to a $3.0 billion increase in proceeds from the issuance of our common stock, a net increase of $1.1 billion in borrowings and $0.4 billion increase in subscriptions received in advance.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2021 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$6,735,035	$196,498	$2,329,581	$1,093,737	$3,115,219
Ground lease	18,050	399	798	798	16,055
Organizational and offering costs	4,735	1,457	2,914	364	—
Advanced operating expenses	92	28	57	7	—
Total	$6,757,912	$198,382	$2,333,350	$1,094,906	$3,131,274

(1)

The allocation of our indebtedness includes both principal and interest payments based on the maximum maturity date where we, at our own discretion, have extension options and interest rates in effect at September 30, 2021.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt.  As of September 30, 2021, the outstanding principal balance of our variable rate indebtedness was $3.2 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the nine months ended September 30, 2021, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.1 million.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of foreign currency swaps to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments.

Investments in Real Estate Debt

As of September 30, 2021, we held $964.1 million of investments in real estate debt.  Certain of our investments in real estate debt are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2021, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from investments in real estate debt of $0.0 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2021, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $96.4 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain commercial properties subject to net leases in which we invest may be occupied by a single tenant and, therefore, the success of such investments are largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRSs under applicable rules, we may not be able to hold and operate the property in a TRS, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

We may repurchase agreements to finance our investments in real estate debt, which may expose us to risks that could result in losses.

We may use repurchase agreements as a form of leverage to finance our securities and loan investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the nine months ended September 30, 2021, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2021, the Advisor elected to receive its management fees in Class I shares and we issued 466,228 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2021 and August 2021. Additionally, we issued 277,913 unregistered Class I shares to the Advisor in October 2021 in satisfaction of the September 2021 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (3)
		Repurchases as a Percentage of Shares Outstanding (2)
	Total Number of Shares Repurchased (1) (2)		Average Price Paid per Share

Month of:
July 2021	94,671	0.05%	$22.37	94,671	—
August 2021	88,746	0.04%	22.52	88,746	—
September 2021	291,969	0.11%	22.84	291,969	—
Total	475,386		$22.69	475,386	—

______________

(1)

Includes 27,797 Class I common shares previously issued to the Advisor as payment for the management fee.  The shares were repurchased at the then-current transaction price resulting in a total repurchase of $0.6 million. As of September 30, 2021, the Advisor owned 466,229 of our Class I common shares.

(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $205.8 million of Class T, Class S, Class D and Class I shares based on our June 30, 2021 NAV in the third quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

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

3.2	Articles of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019)

3.3	Second Articles of Amendment of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on October 18, 2017 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 12, 2021	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2021	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)