Form 10-K
period 2021-12-31
Starwood Real Estate Income Trust, Inc.
filed 2022-03-28
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56046

Starwood Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in Governing Instruments)

Maryland	2340 Collins Avenue Miami Beach, FL 33139	82-2023409
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:  (305) 695-5500

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 28, 2022, the issuer had the following shares outstanding: 5,358,693 shares of Class T common stock, 188,684,205 shares of Class S common stock, 27,451,364 shares of Class D common stock and 201,947,123 shares of Class I common stock.

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

General Risks Related to Investments in Real Estate Debt

•	Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
•	Reinvestment risk could affect the price for our shares or their overall returns.
•

Real estate debt investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

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

General Description of Business and Operations

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company may diversify its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate debt, including loans secured by real estate and real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by the Advisor, an affiliate of the Sponsor.

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

As of December 31, 2021, the Company owned 388 real estate properties, 2,595 single-family rental homes, one investment in an unconsolidated real-estate venture and 56 positions in real estate debt investments.  The Company currently operates in nine reportable segments:  Multifamily, Single-Family Rental, Hospitality, Industrial, Office, Self-Storage, Medical Office, Other and Investments in Real Estate Debt.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). On February 11, 2022, in accordance with the terms of the offering, we reallocated shares between the primary offering and distribution reinvestment plan. We reallocated $1,700,000,000 in shares from our distribution reinvestment plan to our primary offering, and as a result, we are now offering up to $9,700,000,000 in shares in our primary offering and up to $300,000,000 in shares pursuant to our distribution reinvestment plan. As of December 31, 2021, the Company had received aggregate net proceeds of $7.8 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.

On February 8, 2022, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for a second follow-on public offering of up to $18.0 billion in shares of its common stock, consisting of up to $16.0 billion in shares of common stock in its primary offering and up to $2.0 billion in shares of common stock pursuant to its distribution reinvestment plan. This offering has not yet been declared effective by the SEC.

As of March 28, 2022, we had received net proceeds of $9.8 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•	preserve and protect invested capital;
•	realize appreciation in NAV from proactive investment management and asset management; and
•

provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

•	We cannot assure you that we will achieve our investment objectives. See Item 1A — “Risk Factors” section of this Annual Report on Form 10-K.

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2021 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry.  Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with over $110 billion in assets under management as of December 31, 2021. It has sponsored 16 private opportunistic real estate funds, 16 co-investment entities and eight public companies since its inception.  Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

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

Investments in Properties

To execute our investment strategy, we invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties, located in the United States but may also be diversified on a global basis through investments in properties, outside of the United States, with a focus on Europe. These may include multifamily, office, hospitality, industrial and retail assets, as well as other property types, including, without limitation, medical office, student housing, single-family rental, senior living, data centers, manufactured housing and self-storage properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

We do not designate specific sector allocations for the portfolio; rather we invest in markets or asset classes where we see the best opportunities that support our investment objectives.

Investments in Real Estate Debt

While our portfolio is principally comprised of properties, to a lesser extent, we invest in real estate debt, including loans secured by real estate and real estate-related debt securities. An allocation of our overall portfolio to real estate debt may allow us to add sources of income and further diversify our portfolio.

Our investments in loans secured by real estate may include first mortgages, subordinated mortgages and mezzanine loans, participations in such loans and other debt secured by or relating to the types of commercial real estate that are the focus of our real estate strategy. The type of real estate debt investments we seek to acquire are obligations backed principally by real estate of the type that generally meets our criteria for direct investment. Mortgage loans are typically secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Mezzanine loans may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than mortgage lending because the investment may become unsecured because of foreclosure by the senior lender. We do not intend to make loans to other persons or to engage in the purchase and sale of any types of investments other than those related to real estate.

We own a portfolio of real estate-related debt securities. Our real estate-related debt securities provide us with current income and allow us to maintain appropriate liquidity levels in order to satisfy monthly repurchase requests under our share repurchase plan and serve as a cash management strategy before investing offering proceeds into longer-term real estate assets. Our real estate-related debt securities investments focus on agency and non-agency residential mortgage-backed securities (“RMBS”) and may include, to a lesser extent, investments in commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

Goldman Sachs Asset Management, L.P. (“Goldman Sachs”) serves as a sub-advisor to the Advisor and acts as the investment manager for our portfolio of real estate-related debt securities. Goldman Sachs’s fee for its services is paid entirely by the Advisor and not by our company.

Investments in Real Estate-Related Equity Securities

We also invest in real estate-related equity securities investments, with a focus on non-controlling equity positions of public real estate-related companies, including preferred equity. We believe that our real estate-related equity securities help maintain liquidity to satisfy any stock repurchases we choose to make in any particular month and manage cash before investing subscription proceeds into properties while also seeking attractive investment returns.

We do not intend that our investments in real estate-related debt and equity securities will require us to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), and we intend to generally divest appropriate securities before any such registration would be required. We may also invest, without limitation, in securities that are unregistered (but are eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio of investments. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) our gross real estate assets (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related equity securities portfolios. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, is not included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

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

Our Taxation as a REIT

We believe we have operated in a manner that has allowed us to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with our taxable year ended December 31, 2019 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. As long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our net taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes, taxes imposed by foreign jurisdictions attributed to certain non-U.S. investments, taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

We have formed certain subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility.  The TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.  From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

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

For the years ended December 31, 2021 and 2020, we had a GAAP (defined below) net loss attributable to stockholders of ($302.3) million and ($96.3) million, respectively, resulting in a GAAP net loss per share of common stock, basic and diluted, of ($1.49) for the year ended December 31, 2021 and ($1.35) for the year ended December 31, 2020. Our accumulated deficit and cumulative distributions as of December 31, 2021 and 2020 was ($757.6) million and ($224.2) million, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from this offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt and real estate-related equity securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us.  If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance are repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets consist of properties that generally cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of the recent outbreak of hostilities between Russia and Ukraine) and other impacts of the  coronavirus pandemic, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

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

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units).  The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from this and any future offering and the performance of our investments.  Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced.  Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.  We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of the Advisor or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Advisor or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets.  There is no guarantee any of our operating expenses will be deferred and the Advisor and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

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

The Advisor is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for the Other Starwood Accounts (defined below). Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Starwood Capital will also be required by the Other Starwood Accounts. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

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

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate properties and real estate debt and real estate-related equity securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors is required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

Payments to the Advisor or the Special Limited Partner in respect of any common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Advisor or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions.  The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Advisor paid to the Advisor as a management fee are not subject to the monthly and quarterly repurchase limitations or the Early Repurchase Deduction Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly repurchase limitations and do not receive priority over other shares for which repurchase is requested during such period.

Purchases and repurchases of shares of our common stock are not made based on the NAV per share of our common stock as of the date of purchase or repurchase.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the transaction price you pay or the repurchase price you receive.  Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, sell and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such extraordinary cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the Advisor based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare quarterly update appraisals of approximately three-quarters of our real estate portfolio and will review and provide an opinion as to the reasonableness of such third-party appraisals for the remaining quarter. For each month that is not a quarter-end, the Advisor will also conduct a monthly valuation of our properties that are reviewed by our independent valuation advisor for reasonableness. Likewise, our investments in real estate debt and real estate-related equity securities with readily available quotations are initially valued at cost, and thereafter are valued monthly at fair market value.

Although monthly valuations of each of our real properties prepared by the Advisor are reviewed and provided an opinion as to reasonableness by our independent valuation advisor, such valuations are based on asset and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information is not independently verified by our independent valuation advisor.  In addition, our investments in real estate debt and real estate-related equity securities, while a component of NAV, are valued by the Advisor, based on market quotations or at fair value, and are not reviewed for reasonableness or appraised by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of our investments in real estate debt and real estate-related equity securities, will involve subjective judgments and projections and may not be accurate.  Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct.  Valuations and appraisals of our properties and certain of investments in real estate debt and real estate-related equity securities are estimates of fair value.  Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material.  In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer

market transactions that can be considered in the context of the appraisal.   Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of our properties. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and  the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in this offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Annual appraisals of our properties are conducted on a rolling basis, such that properties are appraised at different times but each property would be appraised at least once per year. In addition, our independent valuation advisor will conduct quarterly valuations of our single-family rental investments. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share is based in part on appraisals of each of our properties provided at least annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors.  As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation.  The Advisor will review appraisal reports and monitor our properties, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately, rapidly changing market conditions or material events that may impact the value of our assets or liabilities between valuations, or to obtain quickly, complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

If we are unable to continue to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

Our offering is being conducted on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial capital in this offering, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend  this offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying and purchasing suitable properties, investments in real estate debt and real estate-related equity securities on attractive terms. There could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the offering and the time we invest the net proceeds.  We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of the offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder.  A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder.  In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors.  After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

Our charter permits our board of directors to authorize us to issue preferred stock ranking senior to our current common stock with respect to distribution rights or rights upon our liquidation, dissolution or winding up or on terms that may discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval.  Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval.  Thus, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

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

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action.  Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors.  As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.  In addition, we are obligated to fund the defense costs incurred by these persons in some cases.  However, our charter provides that we may not indemnify any of our directors, or the Advisor or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Advisor or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Advisor or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

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

Your interest in us will be diluted if we issue additional shares or if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 1,000,000,000 shares are classified as Class I shares, and 100,000,000 shares are classified as preferred stock.  In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares percentage ownership interests in us will be diluted.  Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of our shares or your interests in the underlying assets held by our Operating Partnership.

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

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;
•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•	adverse economic conditions as a result of an epidemic, pandemic or other health-related issues in one or more markets where we own property;
•	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•	vacancies, fluctuations in the average occupancy and room rates for hospitality properties or inability to lease space on favorable terms;
•	increased competition for properties targeted by our investment strategy;
•	bankruptcies, financial difficulties or lease defaults by our tenants;
•	increases in interest rates and lack of availability of financing; and
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

Uncertainty still surrounds the COVID -19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. While our office, industrial and multifamily properties have fared better through the date of this filing, the COVID-19 pandemic could still have a negative impact on other sectors of our property portfolio going forward. In particular, our multifamily properties may be impacted if unemployment increases, impacting the ability of our tenants to pay rents and our ability to attract new tenants. We may also,  defer or forgive rent for certain tenants of our properties. Our office and industrial properties may be impacted by tenant bankruptcies resulting from a continued economic downturn. The performance of our hospitality properties could worsen as a result of a variety of factors, including a  decline in business and leisure travel, restrictions on travel imposed by governmental entities and employers and negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken in the future to curb the spread of the coronavirus may negatively impact our properties. The economic downturn and labor shortages resulting from the coronavirus could negatively impact our investments and operations, as well as our ability to make distributions to stockholders.

Although the U.S. Food and Drug Administration has approved certain vaccines for distribution  there remain some uncertainties including the public’s willingness to receive the vaccines, the overall efficacy of the vaccines once widely administered, especially as new strains of the coronavirus emerge, and the level of resistance these new strains have to the existing vaccines, if any. The COVID-19 pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Our portfolio may be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment.   Currently, our portfolio is heavily concentrated in multifamily and industrial assets and geographically concentrated in the Southern and Western regions of the United States. As a result, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting these asset types or geographies. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, our board of directors may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this prospectus. Our board of directors also approved very broad investment guidelines with which the Advisor must comply, but these guidelines provide the Advisor with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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

Competition in acquiring properties may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Starwood Capital’s prevailing policies and procedures.  Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.  Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purposes of investing in real estate debt. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.  If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Starwood Capital affiliates.  Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have co-invested and may continue to co-invest with Starwood Capital affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We may acquire non-controlling interests in joint ventures. Pursuant to the terms of our joint venture agreements, our joint venture partners may receive a promoted interest from the joint venture subject to agreed performance hurdles, which have the impact of reducing our profits from these joint venture investments.  Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

•

pursuant to the terms of our joint venture agreements, our joint venture partners may receive a promoted interest from the joint venture subject to agreed performance hurdles, which may cause their interests to differ from ours;

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

We have in the past acquired and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we own. Our tenants may be negatively affected by continued disruptions in global supply chains, global economic events (including volatility as a result of the recent outbreak of hostilities between Russia and Ukraine), natural disasters, public health or pandemic crises, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

Certain of our investments are in the form of ground leases, which provide limited rights to the underlying property.

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

We are subject to additional risks from our non-U.S. investments.

We  have purchased and expect to continue to purchase real estate investments located internationally. Non-U.S. real estate investments involve certain factors not typically associated with investing in real estate investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including compliance with the United States Foreign Corrupt Practices Act; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

Short-term leases associated with our multifamily and single-family rental properties may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.

Substantially all of our leases for our multifamily and single-family rental properties are on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of our multifamily and single-family rental properties.

Increased levels of unemployment in multifamily and single-family rental markets could significantly decrease occupancy and rental rates.  In times of increasing unemployment, multifamily and single-family rental occupancy and rental rates have historically been adversely affected by:

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

A number of our residential properties are part of homeowner’s associations (“HOAs”), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which are subject to change and may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.

A number of our residential properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. Furthermore, in certain jurisdictions, HOAs may have a statutory right of first refusal to purchase certain types of properties we may desire to sell. Moreover, in certain jurisdictions (such as in Florida), HOAs may be entitled to dispute rent increases, which may result in arbitration. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

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

We may not be able to attract desirable tenants for our residential properties and may have difficulty evicting defaulting tenants.

Our success with residential rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential properties. If we are unable to attract quality tenants our rental revenues will be adversely affected. If certain of our tenants cease paying rent, we may be unable or unwilling to evict such tenants due to legal, regulatory or practical concerns and, as a result, may be unable to enter into a new lease for the applicable unit or property, resulting in lost revenue. In addition, our efforts to evict residential tenants may result in litigation, resulting in increased expenses and potential liability for our residential properties.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our residential properties.

Lower revenue growth or significant unanticipated expenditures may result from rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult or less profitable for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

Our industrial properties face unique risks, including risks that can impact our industrial property tenants.

Our industrial properties face unique risks, including risks that impact the tenants of these properties. First, our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. Outsourcing manufacturing activities could reduce the demand for our industrial properties, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties. In addition, the supply of industrial properties in the United States is expected to increase in the near term. These new properties may be preferable to older buildings as a result of tenant preferences. As a result, this new supply could have a negative impact on our industrial portfolio.

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

The seasonal nature of the hospitality industry may have a negative impact on our hospitality properties.

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

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, public health crises, location, room rates, quality, service levels, reputation and reservation systems, among many other factors.  There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as overbuilding in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire, including as a result of public health crises such as the COVID-19 pandemic which has resulted in the material decrease in occupancy at our hospitality properties. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.

To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by the U.S. Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will often need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.

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

Our investments in single-family rental properties are a new component of our portfolio and may be difficult to evaluate.

We expect our investments in single-family rental properties to grow as a portion of our overall residential portfolio. Public company investments in single-family rental properties is relatively new. The lack of a long-term company and industry track record covering multiple real estate cycles may make it difficult for you to evaluate our potential future performance with respect to these investments. Any significant decrease in the supply or demand for single-family rental properties could have an adverse effect on our business.

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

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

General Risks Related to Investments in Real Estate Debt

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

Real estate debt investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We may invest from time-to-time in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply, and labor shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and military conflicts (including the recent outbreak of hostilities between Russia and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We have invested and may in the future invest in real estate-related debt securities with higher yields, which are generally subject to increased risk.

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

Some of our real estate-related debt securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related debt securities investments will focus primarily on investments in non-distressed real estate-related securities (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers.  Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected.  Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

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

The lack of liquidity in our real estate-related debt securities investments may adversely affect our business.

There can be no assurance that there will be a ready market for the resale of our real estate-related debt securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly.

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

We may invest in collateralized debt obligations (“CDOs”). CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche, which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

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

We may invest in real estate-related equity securities, which is subordinate to any indebtedness, but involves different rights.

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

Subject to any limitations required to maintain qualifications as a REIT, we may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks.  Any such derivative and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us.  Engaging in derivative and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio.  In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.  See “—We will invest in derivatives, which involve numerous risks” below.

We will invest in derivatives, which involve numerous risks.

Subject to any limitations required to maintain qualification as a REIT, we will enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate.  The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell.  We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments).  In addition, the use of derivatives are subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

Our acquisition of investment properties has been and will be financed in substantial part by borrowing, which increases our exposure to loss.  Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) gross real estate assets (measured using the greater of fair market value or cost) plus the equity in our real estate-related debt and securities portfolios. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments.  Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties.  Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

We have lines of credits with financial institutions that are secured by certain of our assets. We may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering.  There can be no assurances that we will be able to maintain a line of credit on financially reasonable terms. In addition, we may not be able to obtain additional lines of credit of an appropriate size for our business, or at all.  If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.  In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

Generally, commercial real estate financings are structured as nonrecourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us and the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Starwood Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations. In addition, to the extent we develop properties, we may provide completion guarantees and assume standard obligations under development agreements.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans.  Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage.  In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

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

We may use repurchase agreements as a form of leverage to finance our securities and loan investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K. (the “FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited (IBA), which is supervised by the FCA, announced that it will cease publication of the 3-month USD LIBOR rate after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it appears highly likely that the 3-month USD LIBOR rate will be discontinued or modified after June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. Our debt includes floating-rate loans and repurchase agreements for which the interest rates are tied to LIBOR and real estate-related securities investments with interest payments based on LIBOR. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our real estate-related securities investments, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements, depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing our line of credit.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Under our line of credit, the termination or replacement of the Advisor would trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our indebtedness, our results of operations and financial condition may be adversely affected.

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

The success of this offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for this offering is Starwood Capital, L.L.C. The success of this offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in this offering, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. In addition, the Dealer Manager may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between this offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

The Advisor is paid a management fee for its services based on our NAV, which is calculated by The Bank of New York Mellon, our fund administrator, based on valuations provided by the Advisor. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

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

Through Other Starwood Accounts, Starwood Capital currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property, real estate debt and real estate-related equity securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts. See “— Starwood Capital may raise or manage Other Starwood Accounts which could result in the reallocation of Starwood Capital personnel and the direction of potential investments to such Other Starwood Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances, investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

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

One Other Starwood Account, Starwood Property Trust, focuses primarily on originating, acquiring, financing and managing commercial mortgage loans, other commercial real estate debt investments and CMBS in both the United States and Europe. Starwood Property Trust has priority over us with respect to real estate debt investment opportunities.  This priority will result in fewer real estate debt investment opportunities being made available to us.

One Other Starwood Account is an opportunistic and value-add joint venture with a state pension plan. The joint venture has a $75 million commitment that generally targets investments that may be sourced by either party and that do not fit within an existing Starwood sponsored vehicle. Both parties must agree to such investment. The potential investment is not limited by targeted returns.

In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments, or “debt like equity investments” and (ii) equity interests in stabilized commercial real estate properties.  As of December 31, 2021, Starwood Property Trust’s portfolio (excluding the securitization VIE’s) consisted of approximately $24.1 billion of assets (including approximately $1.2 billion in properties, net). To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million.  All other real estate equity investments in which Starwood Property Trust may invest are allocated in accordance with the investment allocation policy described above.

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

Finally, one Other Starwood Account, which we refer to as the “Select Opportunistic Starwood Account,” invests in “opportunistic” real estate, real estate debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and has priority over us with respect to such investment opportunities as of December 31, 2021.  This Select Opportunistic Starwood Account had approximately $5.3 billion of unused investing capacity.  The priority granted to this Select Opportunistic Starwood Account will result in fewer investment opportunities being made available to us.  The Select Opportunistic Starwood Account, which was not fully invested as of December 31, 2021, had approximately $9.8 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value). Other than (i) the priority granted to Select Opportunistic Starwood Account, (ii) the priority granted to Starwood Property Trust with respect to real estate-related debt and debt-like equity investments and (iii) the priority granted to SEREF with respect to debt investment opportunities related to European real estate, no Other Starwood Accounts have priority over us with respect to investment opportunities. However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner (subject to the priority rights of the Starwood Property Trust, SEREF and the Select Opportunistic Starwood Account described above) as required pursuant to our charter and the Advisory Agreement, the portfolio strategies employed by the Advisor, Starwood Capital or their affiliates in managing the Other Starwood Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Starwood Capital or their affiliates may also give advice to the Other Starwood Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Starwood Accounts. Such variation may create an incentive for Starwood Capital to allocate a greater percentage of an investment opportunity to us or such Other Starwood Accounts, as the case may be.

“Other Starwood Accounts” means investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised or managed by Starwood Capital, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Starwood Capital or its affiliates side-by-side or additional general partner investments with respect thereto).

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

Our board of directors has adopted a resolution that provides, subject to certain exceptions set forth in our charter, that none of our directors, officers or agents are required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that renounces our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless those opportunities are offered to such person in his or her capacity as our director or officer and intended exclusively for us or any of our subsidiaries.

We may co-invest with Starwood Capital affiliates in real estate debt or real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Starwood Accounts have a different principal investment, conflicts of interest may arise between us and Other Starwood Accounts, and the Advisor may take actions that are adverse to us.

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

Starwood Capital reserves the right to raise and/or manage Other Starwood Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours.  See “—Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.”  In particular, we expect that there will be overlap of real property, real estate debt and real estate-related equity securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts. The closing of an Other Starwood Account could result in the reallocation of Starwood Capital personnel, including reallocation of existing real estate professionals, to such Other Starwood Account. In addition, potential investments that may be suitable for us may be directed toward such Other Starwood Account.

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

Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related equity securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisor believes to be of benefit to us.  Service providers or their affiliates often charge different rates or have different arrangements for different types of services.  With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider.  Therefore, to the extent the types of services used by us are different from those used by Starwood Capital and its affiliates, the Advisor or its affiliates may pay different amounts or rates than those paid by us.  However, the Advisor and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Starwood Capital investment vehicles for the same services.

For more information regarding our relationships with these entities, see Note 11 -- “Related Party Transactions”  to our consolidated financial statements in this Annual Report on Form 10-K.

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

The officers, directors, members, managers and employees of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Starwood Capital policies, or otherwise determined from time to time by the Dealer Manager or the Advisor. Such personal securities transactions and investments could, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

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

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Such investments may be substantial and may take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the REIT gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the REIT asset tests. In certain cases, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the REIT gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the REIT asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce our NAV.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act resulted in fundamental changes to the Code with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning before January 1, 2026.  Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure stockholders that any such  changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

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

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year after the first year for which we elect to qualify as a REIT. Our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person.  As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of the outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, or in the transfer being void.

The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the Ownership Limits granted to date may limit the power of our board of directors to increase the Ownership Limits or grant further exemptions in the future.

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

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes.  For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax.  We may not make sufficient distributions to avoid excise taxes applicable to REITs with respect to undistributed income.  Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements.  We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax.  We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state and local corporate-level income taxes.  Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Rules enacted as part of the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years that began before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes.  To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

We may choose to pay dividends in a combination of cash and our own common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock.  As long as at least 20% (modified to 10%  under certain subsequent revenue procedures with respect to distributions declared on or after April 1, 2020, and on or before December 31, 2020, or on or after November 1, 2021, and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits).  As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate (excluding the 3.8% net investment income tax) applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REIT, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.  However, under the Tax Cuts and Jobs Act, for taxable years beginning before January 1, 2026, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends

(which are dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). Such non-corporate U.S. taxpayers are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

If our Operating Partnership failed to qualify as a partnership or is not disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

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

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rents paid to us by a TRS lessee to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases to a TRS lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hospitality managers that we may engage do not qualify as “eligible independent contractors,” or if our hospitality properties are not “qualified lodging facilities,” we may fail to qualify as a REIT.

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

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury regulations, which will be effective March 7, 2022, will treat certain modifications that would be taxable events under current law as non-taxable events. The  Treasury regulations also will permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The  Treasury regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments.  The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts or “IRAs” or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

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

Our principal executive and administrative offices are located at 2340 Collins Avenue, Miami Beach, Florida 33139 and 591 West Putnam Avenue, Greenwich, CT 06830.  We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. Our common stock is not currently traded on any exchange, and no established market exists for our common stock. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 28, 2022, we had 1,076 holders of Class T, 25,345 holders of Class S, 1,375 holders of Class D and 11,672 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares. For the year ended December 31, 2021, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 0.7%.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2021, the Dealer Manager retained approximately $77,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2021:

	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I
January 31, 2021	$21.60	$21.73	$21.62	$21.68
February 28, 2021	$21.66	$21.78	$21.67	$21.73
March 31, 2021	$21.81	$21.93	$21.81	$21.87
April 30, 2021	$21.91	$22.02	$21.91	$21.97
May 31, 2021	$22.30	$22.40	$22.27	$22.35
June 30, 2021	$22.46	$22.57	$22.42	$22.51
July 31, 2021	$22.79	$22.89	$22.73	$22.83
August 31, 2021	$23.73	$23.82	$23.66	$23.75
September 30, 2021	$24.40	$24.48	$24.03	$24.40
October 31, 2021	$24.86	$24.93	$24.50	$24.83
November 30, 2021	$25.71	$25.76	$25.32	$25.65
December 31, 2021	$26.05	$26.09	$25.68	$25.94

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2021 ($ and shares/units in thousands):

Components of NAV	December 31, 2021
Investments in real estate	$19,649,799
Investments in real estate debt	954,077
Cash and cash equivalents	271,877
Restricted cash	665,799
Other assets	486,597
Debt obligations	(11,327,804)
Secured financings on investments in real estate debt	(268,181)
Subscriptions received in advance	(496,845)
Other liabilities	(645,814)
Performance participation accrual	(204,225)
Management fee payable	(9,628)
Accrued stockholder servicing fees(1)	(3,192)
Minority interest	(79,666)
Net asset value	$8,992,794
Number of outstanding shares/units	345,972

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2021, we have accrued under GAAP $291.5 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2021 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$121,076	$4,028,101	$568,654	$4,244,461	$30,502	$8,992,794
Number of outstanding shares	4,648	154,381	22,142	163,625	1,176	345,972
NAV Per Share/Unit as of December 31, 2021	$26.05	$26.09	$25.68	$25.94	$25.94

(1)	Includes the units of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2021 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	5.9%	4.7%
Hospitality	9.7%	7.9%
Office	7.5%	6.1%
Industrial	5.8%	4.8%
Other	6.4%	5.3%

For quarter-end months, these assumptions are determined by the independent valuation advisor and third party appraisers. In addition the independent valuation advisor reviews the assumptions from the third-party appraisals. The Advisor reviews the assumptions from each of the appraisals regardless of who performs the work. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Hospitality Investment Values	Office Investment Values	Industrial Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.9%	+1.9%	+2.1%	+2.0%
(weighted average)	0.25% increase	(2.0)%	(1.7)%	(1.9)%	(2.0)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	+3.8%	+1.8%	+2.8%	+3.9%	+3.4%
(weighted average)	0.25% increase	(3.4)%	(1.5)%	(2.6)%	(3.5)%	(3.1)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2021
Stockholders’ equity under U.S. GAAP	$6,634,227
Redeemable non-controlling interest	30,502
Total partners’ capital of Operating Partnership	6,664,729
Adjustments:
Accrued stockholder servicing fee	288,353
Advanced organization and offering costs and Advanced operating expenses	4,582
Unrealized real estate appreciation	1,525,446
Accumulated depreciation and amortization	509,684
NAV	$8,992,794

The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:

•

Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of calculating the NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

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

•

Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and revolving credit facilities and repurchase agreements (“Debt”) are presented at their carrying value in our consolidated financial statements. As such, any changes in the fair market value of our investments in real estate are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is excluded for purposes of determining our NAV.

Distributions

The following table summarizes our distributions declared during the years ended December 31, 2021, 2020 and 2019 ($ in thousands).

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$137,190	59%	$37,830	47%	$10,472	43%
Reinvested in shares	95,420	41%	43,408	53%	13,670	57%
Total distributions	$232,610	100%	$81,238	100%	$24,142	100%

Sources of Distributions
Cash flows from operating activities	$232,610	100%	$81,238	100%	$24,142	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$232,610	100%	$81,238	100%	$24,142	100%

Cash flows from operating activities	$233,127		$112,844		$51,105
Funds from operations	$26,746		$57,131		$18,674

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium /discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, and (ix) amortization of deferred financing costs, and (x) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to net loss attributable to stockholders ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net loss attributable to stockholders	$(302,251)	$(96,258)	$(20,826)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	330,455	155,864	38,896
Investment in unconsolidated real estate ventures – depreciation and amortization	800	753	604
Amount attributable to non-controlling interests for above adjustments	(2,258)	(3,228)	—
FFO attributable to stockholders	26,746	57,131	18,674
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(12,453)	(8,668)	(829)
Deferred income amortization (1)	(2,717)	(1,294)	(1,566)
Amortization of above- and below-market lease intangibles, net	(1,188)	(15)	(13)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(36,009)	9,026	256
Foreign currency loss	15,102	—	—
Non-cash performance participation allocation	204,225	15,061	10,366
Amortization of deferred financing costs	8,547	3,183	1,050
Amortization of restricted stock awards	537	128	71
Amount attributable to non-controlling interests for above adjustments	261	288	(151)
AFFO attributable to stockholders	$203,051	$74,840	$27,858

(1)

Effective with the period ending September 30, 2021, we have updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.

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

Unregistered Sales of Equity Securities

As described in Note 11 “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Advisor is entitled to an annual management fee equal to 1.25% of our NAV, payable monthly as compensation for the services it provides to us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the years ended December 31, 2021, 2020 and 2019, we incurred management fees of $62.2 million, $19.4 million and $5.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Advisor elected to receive the management fee in shares of our common stock.  We issued 2,232,831, 811,757 and 210,827 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $9.6 million, $2.1 million and $1.0 million related to the management fee as of December 31, 2021, 2020 and 2019, respectively, which is included in Due to affiliates on our consolidated financial statements. During January 2022, the Advisor was issued 371,148 unregistered Class I shares as payment for the $9.6 million management fee accrued as of December 31, 2021. During January 2021, the Advisor was issued 97,097 unregistered Class I shares as payment for the $2.1 million management fee accrued as of December 31, 2020. During January 2020, the Advisor was issued 48,049 unregistered Class I shares as payment for the $1.0 million management fee accrued as of December 31, 2019. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2021, 2020 and 2019, we recognized $204.2 million, $15.1 million and $10.4 million, respectively, of performance participation interest in the Company’s consolidated financial statements as the performance hurdle was achieved as of December 31, 2021, 2020 and 2019, respectively. The performance participation interest for 2021 became payable on December 31, 2021 and in January 2022, we issued approximately 7.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2021. The performance participation interest for 2020 became payable on December 31, 2020 and in January 2021, we issued approximately 0.7 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2020. The performance participation interest for 2019 became payable on December 31, 2019 and in January 2020, we issued approximately 0.5 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2019.  Each Class I unit is exchangeable into one Class I common share.

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

During the three months ended December 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
		Repurchases as a Percentage of Shares Outstanding (1)
	Total Number of Shares Repurchased (1)		Average Price Paid per Share

Month of:
October 2021	259,153	0.09%	$23.80	259,153	—
November 2021	288,135	0.09%	24.44	288,135	—
December 2021	469,271	0.14%	24.84	469,271	—
Total	1,016,559		$24.46	1,016,559	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $317.9 million of Class T, Class S, Class D and Class I shares based on our September 30, 2021 NAV in the fourth quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(2)	All repurchase requests under our share repurchase plan were satisfied.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

On December 27, 2017, we commenced our Initial Public Offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our Initial Public Offering terminated and we commenced our Follow-on Public Offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan. On February 11, 2022, in accordance with the terms of the offering, we reallocated shares between the primary offering and distribution reinvestment plan. We reallocated $1,700,000,000 in shares from our distribution reinvestment plan to our primary offering, and as a result, we are now offering up to $9,700,000,000 in shares in our primary offering and up to $300,000,000 in shares pursuant to our distribution reinvestment plan. We are selling in the Follow-on Public Offering any combination of four classes of shares of our common stock, with a dollar value up to the maximum aggregate amount. We intend to continue selling shares in the Follow-on Public Offering on a monthly basis.

On February 8, 2022, we filed a Registration Statement on Form S-11 (File No. 333-262589) for a second follow-on public offering of up to $18.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $16.0 billion in shares of common stock in our primary offering and up to $2.0 billion in shares of common stock pursuant to our distribution reinvestment plan.

As of March 28, 2022, we had received net proceeds of $9.8 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•	preserve and protect invested capital;
•	realize appreciation in NAV from proactive investment management and asset management; and
•

provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than publicly traded real estate companies.

We cannot assure you that we will achieve our investment objectives. See Item 1A – “Risk Factors” section of this Annual Report on Form 10-K.

Recent Developments

COVID-19 Business Outlook

The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020. As of December 31, 2021, the COVID-19 pandemic is ongoing.

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

Impact of COVID-19 - Results of Operations

COVID-19 had a minimal impact on rent collections for the year ended December 31, 2021. While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. In June 2021, the CDC extended the eviction moratorium, which was scheduled to expire on June 30, 2021, through July 31, 2021 at which point it expired. On August 4, 2021, the CDC announced a new, “temporary” moratorium on evictions (which would have expired on October 3, 2021) separate from the CDC’s prior eviction moratorium that expired July 31, 2021. On August 26, 2021, the U.S. Supreme Court ruled that the CDC does not have the power to halt evictions and the federal moratorium effectively ended.

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

Beginning in March 2020, our hospitality segment experienced a material decrease in occupancy. The conditions caused by COVID-19 had a material impact on the performance of our hospitality assets for the year ended December 31, 2021 where occupancy was down 18%, and average daily rates were down 10% compared to the same time period during 2019. The average occupancy for the year ended December 31, 2021 was 68%.

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

See “—Results of Operations — Income from Investments in Real Estate Debt.”

For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources see “—Liquidity and Capital Resources” below.

Please refer to “Risk Factors” in this Annual Report on Form 10-K for additional disclosure relating to material trends or uncertainties that may impact our business.

2021 Highlights

Operating Results:

•	Raised $5.8 billion of gross proceeds in our public offerings during the year ended December 31, 2021.
•

Declared monthly net distributions totaling $232.6 million for the year ended December 31, 2021.  As of December 31, 2021, the annualized net distribution rate was 4.0% for Class T, 4.0% for Class S, 4.6% for Class D and 4.8% for Class I shares.

•

Year-to-date total returns through December 31, 2021, excluding upfront selling commissions and dealer manager fees, were 26.3% for Class T, 25.7% for Class S, 25.1% for Class D and 26.3% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through December 31, 2021, excluding upfront selling commissions and dealer manager fees, was 14.3% for Class T, 14.3% for Class S, 14.4% for Class D and 15.0% for Class I shares. Annualized total return from inception through December 31, 2021, assuming full upfront selling commissions and dealer manager fees was 13.0% for Class T, 13.0% for Class S and 13.8% for Class D shares.

Investments:

•	During the year ended December 31, 2021, we:

▪	Acquired 151 residential properties across seven transactions with a total purchase price of $9.3 billion, excluding closing costs.

▪	Acquired 60 industrial assets across two transactions with a total purchase price of $1.6 billion, excluding closing costs.

▪	Acquired 2,595 single-family rental homes across two investments with a total purchase price of $1.1 billion, excluding closing costs.

▪	Provided a £360 million term loan for the acquisition of a premier United Kingdom holiday company.

▪	Acquired 25 self-storage assets with a total purchase price of $320 million, excluding closing costs.

▪	Acquired two triple net, sale and leasebacks of 819 hotel keys for $188.0 million, excluding closing costs.

•	Subsequent to December 31, 2021, we acquired:

▪

An aggregate of $0.2 billion of investments in real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to single-family rental homes, self-storage and industrial properties.

▪	An aggregate of $0.2 billion of investments in real estate debt and real estate-related equity securities.

Financings:

•	During the year ended December 31, 2021, we closed an aggregate of $8.2 billion in property-level financing.
•	During the year ended December 31, 2021, we increased the capacity on our revolving credit facility by $1.0 billion, for a total capacity of $1.2 billion.
•	During the year ended December 31, 2021, we increased the capacity on our unsecured line of credit (the “Line of Credit”) by $350.0 million, for a total capacity of $450.0 million.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investment in real estate loan based on AUM as of December 31, 2021:

The following charts further describe the composition of our investments in real estate and investment in real estate loan based on fair value as of December 31, 2021:

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

Investments in Real Estate

As of December 31, 2021, we owned 388 real estate properties, 2,595 single-family rental units and one investment in an unconsolidated real estate venture. The following table provides a summary of our portfolio as of December 31, 2021 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	227	53,471 units	96%	$13,302,657	$369,362	58%
Single-Family Rental	N/A (3)	2,595 units	100%	1,130,841	1,158	0%
Hospitality	9	1,293 keys	68%	228,984	33,649	5%
Industrial	103	16.18 sq. ft.	99%	2,506,511	96,826	15%
Office	19	3.56 sq. ft.	92%	1,611,472	124,648	20%
Self-Storage	25	13,554 units	90%	321,963	741	0%
Medical Office	3	0.39 sq. ft.	87%	222,900	14,697	2%
Other	3	0.75 sq. ft.	100%	324,471	1,824	0%
Total	389			$19,649,799	$642,905	100%

(1)

The occupancy rate for our industrial, office, self-storage and medical office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2021. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2021. The occupancy rate for our hospitality investments is based on the trailing twelve-month average occupancy for the period ended December 31, 2021.

(2)	Based on fair value as of December 31, 2021.
(3)	Includes a 100% interest in a subsidiary with 2,303 single-family rental units and a 95% interest in a consolidated joint venture with 292 single-family rental units.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2021:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	98%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	203	97%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	95%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	95%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	98%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	92%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	98%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	94%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	93%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	99%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	99%
Acadia	1	Ashburn, VA	December 2020	100%	630	94%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	94%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	98%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	98%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	97%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	96%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	99%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	96%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Total Multifamily	227				53,471
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	November/December 2021	95%	292	100%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,303	100%
Total Single-Family Rental	N/A (3) (4)				2,595
Hospitality:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	70%
Fort Lauderdale Hotel	1	Fort Lauderdale, FL	March 2019	43%	236	57%
Total Hospitality	9				1,293
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	100%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	99%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	98%
Total Industrial	103				16.18
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	89%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	91%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	91%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Total Office	19				3.56
Self-Storage:
Morningstar Self-Storage Joint Venture	25	Various	December 2021	95%	13,554	90%
Total Self-Storage	25				13,554
Medical Office:
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	84%
Total Medical Office	3				0.39
Other:
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Total Other	3				0.75

Total Investment Properties	389

(1)

Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our consolidated balance sheets. The table also includes a property owned by an unconsolidated entity.

(2)

The occupancy rate for our industrial, office, self-storage and medical office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2021. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2021. The occupancy rate for our hospitality investments is based on the trailing twelve-month average occupancy for the period ended December 31, 2021.

(3)	Includes a 95% interest in 292 consolidated single-family rental units.
(4)	Includes a 100% interest in 2,303 single-family rental units.

Subsequent to December 31, 2021, we acquired a $0.2 billion of investments in real estate, exclusive of closing costs.

Impact of COVID-19 – Impairment Analysis

As of December 31, 2021, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the impacts of COVID-19, as of December 31, 2021, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio, specifically our hospitality assets, are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. In the fourth quarter of 2021 and 2020, our hospitality assets averaged 68% occupancy and 47% occupancy, respectively. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of December 31, 2021 ($ in thousands):

		December 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	50	3.07%	July 9, 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 25, 2039	2,522	2,701
Total real estate debt securities	55	3.34%	January 5, 2041	465,050	466,475
Term loan(2)	1	L + 5.35%	February 26, 2026	504,540	487,602
Total investments in real estate debt	56	4.41%	April 8, 2033	$969,590	$954,077

(1)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(2)

On February 26, 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of December 31, 2021:

Subsequent to December 31, 2021, we purchased an aggregate of $0.1 billion of investments in real estate debt.

Lease Expirations

The following table details the expiring leases at our industrial, office, medical office and other properties by annualized base rent as of December 31, 2021 ($ in thousands). The table below excludes our hospitality properties, self-storage properties, multifamily properties and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Medical Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2022	$14,514	5%	$8,928	3%	$1,742	1%	$—	0%	$25,184	9%
2023	9,625	4%	8,158	3%	2,420	1%	—	0%	20,203	8%
2024	19,249	7%	7,678	3%	2,341	1%	1,371	1%	30,639	12%
2025	14,946	6%	7,104	3%	787	0%	1,892	1%	24,729	10%
2026	12,573	5%	13,941	5%	1,975	1%	1,110	0%	29,599	11%
2027	9,795	4%	9,597	4%	2,080	1%	454	0%	21,926	9%
2028	8,009	3%	7,722	3%	395	0%	5,575	2%	21,701	8%
2029	3,137	1%	4,585	2%	1,229	0%	525	0%	9,476	3%
2030	6,622	2%	16,967	6%	1,717	1%	145	0%	25,451	9%
2031	3,152	1%	14,669	6%	141	0%	—	0%	17,962	7%
Thereafter	5,709	2%	25,053	9%	315	0%	7,354	3%	38,431	14%
Total	$107,331	40%	$124,402	47%	$15,142	6%	$18,426	7%	$265,301	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year ended December 31,		2021 vs. 2020
	2021	2020	$
Revenues
Rental revenue	$604,574	$273,847	$330,727
Hospitality revenue	33,301	22,200	11,101
Other revenue	5,030	2,376	2,654
Total revenues	642,905	298,423	344,482
Expenses
Rental property operating	227,949	96,942	131,007
Hospitality operating	20,702	16,242	4,460
General and administrative	25,404	8,624	16,780
Management fees	62,237	19,423	42,814
Performance participation allocation	204,225	15,061	189,164
Depreciation and amortization	330,455	155,864	174,591
Total expenses	870,972	312,156	558,816
Other (expense) income
Loss from unconsolidated real estate ventures	(615)	(1,462)	847
Income from investments in real estate debt	45,156	7,206	37,950
Interest expense	(124,091)	(88,918)	(35,173)
Other income (expense), net	3,174	(1,293)	4,467
Total other expense	(76,376)	(84,467)	8,091
Net loss	(304,443)	(98,200)	(206,243)
Net loss attributable to non-controlling interests in consolidated joint ventures	434	1,300	(866)
Net loss attributable to non-controlling interests in Operating Partnership	1,758	642	1,116
Net loss attributable to stockholders	$(302,251)	$(96,258)	$(205,993)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single family rental, industrial, office, self-storage, medical office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the years ended December 31, 2021 and 2020, rental revenue was $604.6 million and $273.8 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 245 consolidated properties as of December 31, 2020 to 388 consolidated properties as of December 31, 2021.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date, we have received very few requests from our tenants seeking concessions.

Hospitality revenue consists of income from our hospitality properties. Hospitality revenue consists primarily of room revenue. During the years ended December 31, 2021 and 2020, hospitality revenue was $33.3 million and $22.2 million, respectively. Beginning in March 2020, our hospitality segment experienced a material decrease in occupancy arising from the conditions caused by COVID-19. As a result of unprecedented travel declines and stay at home orders due to COVID-19, our hospitality occupancies declined to 45% by the end of March 2020 but have rebounded to an average of 68% for the year ended December 31, 2021.

Expenses

Rental property operating and hospitality operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of rental property operating and hospitality operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses.  Rental property operating and hospitality operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the years ended December 31, 2021 and 2020, rental property operating and hospitality operating expenses were $248.7 million and $113.2 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties as of December 31, 2020 to 388 consolidated properties as of December 31, 2021.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2021, general and administrative expenses increased $16.8 million compared to the year ended December 31, 2020. The increases are driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the years ended December 31, 2021 and 2020, management fees were $62.2 million and $19.4 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $7.0 billion from December 31, 2020 to December 31, 2021.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the years ended December 31, 2021 and 2020, the performance participation allocation was $204.2 million and $15.1 million, respectively.

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

For the four fiscal quarters ended December 31, 2021, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.  During the years ended December 31, 2021 and 2020, depreciation and amortization expenses were $330.5 million and $155.9 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties as of December 31, 2020 to 388 consolidated properties as of December 31, 2021.

Other Income (Expense)

During the years ended December 31, 2021 and 2020, income from investments in real estate debt was $45.2 million and $7.2 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses) and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges.

During the years ended December 31, 2021 and 2020, interest expense was $124.1 million and $88.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured Line of Credit and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

Interest expense for the years ended December 31, 2021 and 2020, also includes unrealized gains of $22.8 million and unrealized losses of ($8.3) million, respectively, relating to the change in fair value of our interest rate swaps and interest rate caps. The interest rate caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The interest rate swaps are used to provide more certainty around cash flows and protects the cash available for distribution after debt service.

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $374.8 million of immediate liquidity as of December 31, 2021, made up of $100.0 million of an undrawn unsecured Line of Credit and $274.8 million of cash on hand. Excluded from the cash balance is an incremental $644.4 million associated with the December 2021 net capital raise which will be available to the Company at the start of the subsequent month. In addition, we hold approximately $638.7 million in investments in real estate-related debt securities and preferred equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the year ended December 31, 2021, we raised $5.8 billion of proceeds in our public offerings. In addition, for the year ended December 31, 2021, we have repurchased $64.9 million in shares of our common stock under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2021 our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of December 31, 2021 and 2020 ($ in thousands):

			Maximum	Principal Balance Outstanding(4)
Indebtedness	Weighted Average Interest Rate(1) (2)	Weighted Average Maturity Date(3)	Facility Size	December 31, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	2.99%	9/19/2030	N/A	$3,110,689	$2,236,290
Total fixed rate loans				3,110,689	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.76%	2/23/2024	N/A	7,052,819	886,594
Variable rate revolving credit facility(5)	S + 1.85%	12/1/2023	$1,200,000	1,190,683	172,800
Total variable rate loans				8,243,502	1,059,394
Total loans secured by the Company’s properties				11,354,191	3,295,684

Secured financings on investments in real estate debt				268,181	108,254
Unsecured Line of Credit(6)	L + 3.00%	12/16/2023	$450,000	375,000	—
Total Indebtedness				$11,997,372	$3,403,938

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)	The term “S” refers to the one-month SOFR. As of December 31, 2021, one- month SOFR was equal to 0.05%.
(3)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(4)	The majority of our mortgages contain yield or spread maintenance provisions.
(5)

Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. During December 2021, the Company extended this facility to December 1, 2023. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

(6)	The repayment of the Line of Credit facility is guaranteed by the Company.

Subsequent to December 31, 2021, we raised $2.0 billion in the Follow-on Public Offering and had approximately $47.2 million of investor redemptions, which totaled approximately 0.52% of our December 31, 2021 NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows provided by operating activities	$233,127	$112,844	$51,105
Cash flows used in investing activities	(13,904,655)	(2,944,426)	(1,890,434)
Cash flows provided by financing activities	14,318,672	2,936,032	1,863,369
Net increase in cash and cash equivalents and restricted cash	$647,144	$104,450	$24,040

Cash flows provided by operating activities increased $120.3 million during the year ended December 31, 2021 primarily due to an increase in the number of real estate investments and real estate debt. Cash flows provided by operating activities increased $61.7 million during the year ended December 31, 2020, compared to the corresponding period in 2019 due to increased cash flows from operations of investments in real estate and income from our investments in real estate debt.

Cash flows used in investing activities increased $11.0 billion during the year ended December 31, 2021 primarily due to an increase of $10.0 billion in real estate acquisitions, an increase of $0.8 billion in the origination/purchase of real estate debt and an increase of $0.1 billion in real estate-related equity securities. Cash flows used in investing activities increased $1.1 billion during the year ended December 31, 2020 primarily due to a net of $1.4 billion of real estate investments offset by $0.3 billion of lower purchases of real estate debt.

Cash flows provided by financing activities increased $11.4 billion during the year ended December 31, 2021 compared to the prior period in 2020 due to a $6.2 billion increase in net borrowings and a year-over-year increase of $4.8 billion in proceeds from the issuance of our common stock. Cash flows provided by financing activities increased $1.1 billion during the year ended December 31, 2020 primarily due to a net increase of $1.1 billion in borrowings.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility and the Company’s unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2021, the total outstanding principal balance of our variable rate mortgage indebtedness was $8.6 billion.

Certain of our mortgage loans and repurchase agreements are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR. For the year ended December 31, 2021, a 10% increase in the one-month U.S. dollar denominated LIBOR would have resulted in an increase in interest expense of $0.2 million.

Foreign Currency Risk

We intend to hedge our currency exposures in a prudent manner to the extent it is cost effective to do so. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of foreign currency swaps to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments.

Investments in Real Estate Debt

As of December 31, 2021, we held $954.1 million of real estate debt.  Certain of our investments in real estate debt are floating rate and indexed to one-month or three-month U.S. dollar denominated LIBOR and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2021, a 10% increase or decrease in the one-month U.S. dollar denominated LIBOR rate would have resulted in an increase or decrease to income from real estate-related securities and loans of $0.1 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2021, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt securities may result in an unrealized gain or loss of $95.4 million.

LIBOR Transition Risk

In July 2017, the FCA (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2), see the accompanying Consolidated Financial Statements beginning on page 96.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was effective.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	61	Chairman of the Board
John P. McCarthy, Jr.	60	Chief Executive Officer and Director
Sean Harris	38	President
Christopher D. Graham	47	Chief Investment Officer and Director
Chris Lowthert	49	Chief Financial Officer and Treasurer
Matthew S. Guttin	43	Chief Compliance Officer and Secretary
Mark Deason	44	Director
Austin Nowlin	41	Director
Richard D. Bronson	77	Independent Director
David B. Henry	73	Independent Director
Robin Josephs	62	Independent Director
Peggy Lamb	57	Independent Director
Dale Anne Reiss	74	Independent Director
James E. Walker	59	Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with over $110 billion in assets under management as of December 31, 2021, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991.Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”) and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves as a senior advisor to Invitation Homes (NYSE: INVH), where he served as a director from 2014 to 2020, and on the Board of Directors of The Estée Lauder Companies (NYSE: EL), Cano Health Inc. (NYSE: CANO) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht is a founder of Jaws Wildcat Acquisition Corporation (NYSE: SPFR), Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), and Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE). Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001.  Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Healthpeak Properties, Inc. (NYSE: PEAK) since January 2004; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, since January 2016; and Fairfield County Bank, a private Connecticut mutual savings bank, since July 2010. Mr. Henry previously served on the boards of VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT from September 2015 until its acquisition by Realty Income Corporation (NYSE: O) in November 2021, and Columbia Property Trust (NYSE: CXP), a REIT, from January 2016 until its acquisition by affiliates of PIMCO in December 2021. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds and Pine Tree LLC, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments.

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs has served on the board of directors of iStar Inc. (NYSE: STAR) (“iStar”), a real estate investment and development firm, since March 1998 and served as lead director since May 2007, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the chairman and the independent directors. Ms. Josephs is also chair of iStar’s nominating and corporate governance committee and a member of iStar’s compensation committee. Ms. Josephs also serves on the board of directors of Safehold, Inc. (NYSE: SAFE) which had its IPO in June 2017 and invests in ground leases. She currently serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities. Ms. Josephs previously served as a director, member of the nominating and corporate governance committee and chair of the compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company. Ms. Josephs previously served as a director and member of the audit and compensation committees of Plum Creek Timber Company, Inc. (NYSE: PCL) from 2003 until its sale to Weyerhaeuser Company in 2016. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

Ms. Josephs’ previous employment as an investment banking professional and her extensive experience as a director of public companies brings valuable knowledge of finance, capital markets and corporate governance to our board of directors.

Peggy Lamb has served as a member of our board of directors since January 2021. Since 2017, she has served as a Managing Director of Halstatt, LLC where she is responsible for the legacy investment portfolio and real estate investment activities. She is also a principal in the Halstatt Real Estate Investment Funds’ upcoming Fund IV. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles, including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb retired from Goldman Sachs in 2005 but continued to consult for real estate companies, specializing in entry into the Chinese and Indian markets. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

Ms. Lamb’s investment banking and real estate experience brings valuable knowledge to our board of directors.

Dale Anne Reiss has served as a member of our board of directors since November 2017. Ms. Reiss served as the Global and the Americas Director of Real Estate Hospitality and Construction at Ernst & Young LLC from 1995 until her retirement in 2011. Ms. Reiss serves as Managing Director of Artemis Advisors LLC, a real estate restructuring and consulting firm and as Senior Managing Director of Brock Capital Group LLC, a boutique investment bank, and as chairman of its affiliate, Brock Real Estate LLC. Ms. Reiss also serves as a director and chair of the audit committee of Tutor Perini Corporation (NYSE: TPC) and as a director of DigitalBridge Group, Inc. (NYSE: DBRG), where she is a member of its audit committee and the chair of its nominating and corporate governance committee. Ms. Reiss served as a director, chair of the audit committee and member of the nominating and governance committee of iStar (NYSE: STAR), as a director of CYS Investments, Inc. (NYSE: CYS) until its merger with Two Harbors Investment Corp. (NYSE: TWO) in 2018, and as a director and chair of the compensation committee of Care Capital Properties, Inc. (NYSE: CCP) until its merger with Sabra Health Care REIT, Inc. (NASDAQ: SBRA) in 2017. She is a governor of the Urban Land Institute Foundation where she has also served as a past treasurer and board member. Ms. Reiss received an M.B.A. from the University of Chicago, a B.S. degree from the Illinois Institute of Technology and is a certified public accountant.

Ms. Reiss’s extensive experience as a director of public companies and in advising public and private real estate and hospitality companies, corporations and financial institutions in all aspects of development, investment and finance, provides our board with valuable knowledge of real estate markets and corporate governance. Ms. Reiss is a financial expert.

James E. Walker has served as a member of our board of directors since November 2017 and serves as our lead independent director. Since 2021, Mr. Walker has served as Managing Partner and Founder of Vinson Ventures, LLC, a boutique investment firm focused on building and growing early-stage companies. Since 2018, Mr. Walker also has served as a Strategic Partner of Jadian Capital, a real estate private equity investment firm. From 2020 to 2021, Mr. Walker served as Chief Executive Officer and Partner at Palm Ventures, LLC (“Palm”), a private investment firm in Greenwich, Connecticut. At Palm, Mr. Walker led an investment in the health and wellness industry. From April 2008 until December 2016, Mr. Walker served as a Managing Partner of Fir Tree Partners (“Fir Tree”), a top 50 global alternative asset investment firm. Mr. Walker co-founded Fir Tree’s real estate opportunity funds and co-led the development of Fir Tree’s real estate effort. At Fir Tree, Mr. Walker was jointly responsible for overall firm management, identified new areas of investment opportunity and led numerous activist opportunities. He was also a member of Fir Tree’s real estate investment committee and Chairman of its risk committee. Prior to joining Fir Tree in 2008, Mr. Walker was a co-founder and Managing Partner of Black Diamond Capital Management, LLC (“Black Diamond”), a privately held investment management firm specializing in both performing and non-performing debt. Prior to joining Black Diamond, he was a senior member of Kidder, Peabody & Co.’s structured finance group where he managed a proprietary investment vehicle. Mr. Walker began his career in structured finance at Bear Stearns & Co. in the asset-backed securities group. Mr. Walker also serves as a board member for Clarus Corporation (NASDAQ: CLAR), a global company focused on the outdoor and consumer enthusiast markets, and as a board member of Team USA, the foundation for the US Olympic Committee. He holds a B.S. in economics from Boston College’s Carroll School of Management.

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

Audit Committee Financial Expert

The Audit Committee is currently comprised of Dale Anne Reiss, David B. Henry, James E. Walker, and Peggy Lamb, with Ms. Reiss serving as the committee’s chairperson. All Audit Committee members are “independent,” consistent with the qualifications set forth in the listing standards of the New York Stock Exchange (“NYSE”), our Charter and Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Ms. Reiss is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

On May 7, 2021, our board of directors established the Compensation Committee, which is composed of Mr. Bronson and Mses. Josephs and Lamb, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2021, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2021.

Independent Director Compensation

Beginning on November 12, 2019, our independent directors received an annual retainer of $85,000, plus an additional retainer of $15,000 to the chairperson of our audit committee, of which 57% of this compensation was paid in cash and the remaining 43% was paid in an annual grant of Class I restricted stock based on the most recent prior month’s NAV.  In May 2021, our board of directors amended our independent director compensation plan, such that, effective April 1, 2021, our independent directors received an annual retainer of $175,000, plus an additional retainer of $15,000 to the chairperson of our audit committee and an additional retainer of $10,000 to the chairperson of the compensation committee, of which 40% of this compensation was paid in cash and the remaining 60% was paid in an annual grant of Class I restricted stock based on the most recent prior month’s NAV.

On December 28, 2021, our board of directors further amended our independent director compensation plan, such that, effective January 1, 2022, our independent directors will receive an annual retainer of $225,000, plus an additional retainer of $15,000 to the chairperson of our audit committee and an additional retainer of $10,000 to the chairperson of the compensation committee. We pay in quarterly installments 40% of this compensation in cash and the remaining 60% in an annual grant of Class I restricted stock based on the most recent prior month’s NAV.

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Barry S. Sternlicht	$—	$—	$—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham	—	—	—
Mark Deason	—	—	—
Austin Nowlin	—	—	—
Richard D. Bronson	64,623	127,807	192,430
David B. Henry	64,623	127,807	192,430
Robin Josephs	67,628	135,801	203,429
Peggy Lamb	60,583	146,083	206,666
Dale Anne Reiss	71,239	137,678	208,917
James E. Walker	64,623	127,807	192,430

(1)

Includes the total value in restricted stock granted to each of the independent directors during 2021. The grants of Class I restricted shares were made in August 2021 and vest in August 2022. The grants were valued based on a NAV per share of $22.83, the then-current NAV per share of our Class I shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	145,130
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	145,130

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 2022, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	3,495,077	*
John P. McCarthy, Jr.	50,441	*
Sean Harris	18,631	*
Christopher D. Graham	159,097	*
Chris Lowthert	—	*
Matthew S. Guttin	1,377	*
Mark Deason	95,013	*
Austin Nowlin	4,333	*
Richard D. Bronson (3)	9,939	*
David B. Henry (3)	9,804	*
Robin Josephs (3)	10,332	*
Peggy Lamb (3)	6,589	*
Dale Anne Reiss (3)	11,092	*
James E. Walker (3)	7,616	*
All directors and executive officers as a group	3,879,341	*

*	Represents less than 1%.
(1)	All shares listed in the table above are Class I shares.
(2)

As of March 28, 2022 Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 28, 2022, Starwood REIT Advisors, L.L.C. owned 824,692 class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.

(3)

Each of our Independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2021, which will vest on August 1, 2022. See “Independent Director Compensation.”

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2021 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee of 1.25% of NAV per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest described below, stockholder servicing fees or distributions payable on our shares. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. During the year ended December 31, 2021, the Company incurred management fees of $62.2 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash allocations (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to the Offering). Such allocations will be paid annually and accrues monthly. During the fiscal year ended December 31, 2021, the Special Limited Partner earned a performance participation interest of $204.2 million, which amount was paid to the Special Limited Partner in the form of approximately 7.9 million Class I units of our Operating Partnership, effective January 1, 2022.

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

During the fiscal year ended December 31, 2021, we reimbursed the Advisor $4.2 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2020, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2020. Through December 31, 2021, we have reimbursed the Advisor $1.5 million for advanced organization and offering costs.

Term and Termination Rights under the Advisory Agreement

On November 11, 2021, the Company renewed the Advisory Agreement among the Company, Operating Partnership and the Advisor for an additional one-year period ending December 15, 2022. The term of the Advisory Agreement is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

•

“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, real estate debt and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.

•

“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

For the year ended December 31, 2021, our total operating expenses were 3.0% and 1043.6% of each of our Average Invested Assets and our Net Income, respectively.

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

During the year ended December 31, 2021, we paid $19.2 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the fiscal year ended December 31, 2021, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2021, represented 0.7% of capital raised.

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

During the fiscal year ended December 31, 2021, we paid $18.4 million in stockholder servicing fees to the Dealer Manager.  As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the fiscal year ended December 31, 2021, the Dealer Manager retained approximately $77,000 of upfront selling commissions, dealer manager or stockholder servicing fees.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of our multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the fiscal year ended December 31, 2021, we incurred $6.7 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners.   Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the fiscal year ended December 31, 2021, we incurred $1.9 million in services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the fiscal year ended December 31, 2021, we incurred $0.6 million in services.

We have engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire.  During the year ended December 31, 2021, the Company did not incur any expenses from Starwood Retail Partners.

We have engaged Starwood’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the year ended December 31, 2021, the amounts incurred for services provided were $0.2 million.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2021, the amounts incurred for services provided were $0.1 million.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 11 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2021, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with each of our directors and officers. We refer to such indemnification agreements as “Indemnification Agreements” and our directors and officers are a party thereto as “Indemnitees.” The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of the Company. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.

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

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2021, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firm, Deloitte, were as follows:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit fees (1)	$2,055,000	$831,705
Audit-related fees (2)	891,630	155,900
Tax fees	—	—
All other fees	—	—
Total	$2,946,630	$987,605

(1)	Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
(2)

Audit-related fees include amounts billed to us for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit, our stand-alone subsidiary audits or review of the financial statements, such as due diligence related to acquisition, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company.

(2)	Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2021 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	126

Exhibit Number	Exhibit Description

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

10.4*	Amendment No.1 to Advisory Agreement, dated March 23, 2022, among the Company, Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, LLC

10.5

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

10.9

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

10.11	Independent Directors Compensation Policy (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 filed on February 8, 2022)

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 28, 2022	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
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

March 28, 2022	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Chief Executive Officer and Director (Principal Executive Officer)

March 28, 2022	/s/ Chris Lowthert
Date	Chris Lowthert Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 28, 2022	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 28, 2022	/s/ Mark Deason
Date	Mark Deason Director

March 28, 2022	/s/ Austin Nowlin
Date	Austin Nowlin Director
March 28, 2022	/s/ Christopher D. Graham
Date	Christopher D. Graham Director

March 28, 2022	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 28, 2022	/s/ David B. Henry
Date	David B. Henry Independent Director

March 28, 2022	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 28, 2022	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 28, 2022	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 28, 2022	/s/ James E. Walker
Date	James E. Walker Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2022

We have served as the Company’s auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments in real estate, net	$17,185,079	$4,597,054
Investments in real estate debt	954,077	218,225
Investments in unconsolidated real estate ventures	10,422	10,991
Cash and cash equivalents	274,756	128,650
Restricted cash	665,799	164,761
Other assets	881,298	211,135
Total assets	$19,971,431	$5,330,816
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$11,274,411	$3,278,762
Secured financings on investments in real estate debt	268,181	108,254
Unsecured line of credit	375,000	—
Other liabilities	339,506	117,072
Subscriptions received in advance	496,845	113,532
Due to affiliates	513,268	96,371
Total liabilities	13,267,211	3,713,991

Commitments and contingencies	—	—
Redeemable non-controlling interest	30,502	10,409

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,648,436 and 2,463,182 shares issued and outstanding as of December 31, 2021 and 2020, respectively	46	25
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 154,381,036 and 46,431,661 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,544	464
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 22,142,299 and 2,847,097 shares issued and outstanding as of December 31, 2021 and 2020, respectively	221	28
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 163,624,500 and 39,152,913 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,636	392
Additional paid-in capital	7,388,885	1,819,526
Accumulated other comprehensive loss	(530)	—
Accumulated deficit and cumulative distributions	(757,575)	(224,198)
Total stockholder’s equity	6,634,227	1,596,237
Non-controlling interests in consolidated joint ventures	39,491	10,179
Total equity	6,673,718	1,606,416
Total liabilities and equity	$19,971,431	$5,330,816

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$604,574	$273,847	$51,790
Hospitality revenue	33,301	22,200	40,559
Other revenue	5,030	2,376	1,959
Total revenues	642,905	298,423	94,308
Expenses
Rental property operating	227,949	96,942	18,463
Hospitality operating	20,702	16,242	23,507
General and administrative	25,404	8,624	4,523
Management fees	62,237	19,423	5,469
Performance participation allocation	204,225	15,061	10,366
Depreciation and amortization	330,455	155,864	38,896
Total expenses	870,972	312,156	101,224
Other income (expense)
(Loss) income from unconsolidated real estate ventures	(615)	(1,462)	175
Income from investments in real estate debt	45,156	7,206	10,158
Interest expense	(124,091)	(88,918)	(25,311)
Other income (expense), net	3,174	(1,293)	916
Total other expense	(76,376)	(84,467)	(14,062)
Net loss	$(304,443)	$(98,200)	$(20,978)
Net loss attributable to non-controlling interests in consolidated joint ventures	$434	$1,300	$152
Net loss attributable to non-controlling interests in Operating Partnership	1,758	642	—
Net loss attributable to stockholders	$(302,251)	$(96,258)	$(20,826)
Net loss per share of common stock, basic and diluted	$(1.49)	$(1.35)	$(0.91)
Weighted-average shares of common stock outstanding, basic and diluted	203,300,648	71,502,374	23,032,351

Comprehensive loss:
Net loss	$(304,443)	$(98,200)	$(20,978)
Other comprehensive loss item:
Foreign currency translation adjustments	(530)	—	—
Other comprehensive loss	$(530)	$—	$—
Comprehensive loss	$(304,973)	$(98,200)	$(20,978)

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$—	$66	$—	$15	$148,770	$(1,729)	$—	$147,122	$—	$147,122
Common stock issued	$14	$192	$17	$145	$765,805	$—	$—	$766,173	$—	$766,173
Offering costs	—	—	—	—	(42,156)	—	—	(42,156)	—	(42,156)
Distribution reinvestments	—	4	—	1	11,222	—	—	11,227	—	11,227
Amortization of restricted stock grants	—	—	—	—	71	—	—	71	—	71
Common stock repurchased	—	—	—	—	(206)	—	—	(206)	—	(206)
Net loss	—	—	—	—	—	(20,826)	—	(20,826)	(152)	(20,978)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12,520	12,520
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(384)	(384)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(24,142)	—	(24,142)	—	(24,142)
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$(46,697)	$—	$837,263	$11,984	$849,247
Common stock issued	$12	$201	$11	$233	$981,722	$—	$—	$982,179	$—	$982,179
Offering costs	—	—	—	—	(42,390)	—	—	(42,390)	—	(42,390)
Distribution reinvestments	—	11	—	6	41,534	—	—	41,551	—	41,551
Amortization of restricted stock grants	—	—	—	—	128	—	—	128	—	128
Common stock repurchased	(1)	(10)	—	(8)	(43,692)	—	—	(43,711)	—	(43,711)
Net loss ($642 allocated to redeemable non-controlling interest)	—	—	—	—	—	(96,258)	—	(96,258)	(1,300)	(97,558)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	60,192	60,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,860)	(1,860)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(81,243)	—	(81,243)	—	(81,243)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,282)	—	—	(1,282)	—	(1,282)
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$(224,198)	$—	$1,596,237	$10,179	$1,606,416
Common stock issued	$21	$1,072	$192	$1,243	$5,809,209	$—	$—	$5,811,737	$—	$5,811,737
Offering costs	—	—	—	—	(258,769)	—	—	(258,769)	—	(258,769)
Distribution reinvestments	—	21	1	15	91,155	—	—	91,192	—	91,192
Amortization of restricted stock grants	—	—	—	—	537	—	—	537	—	537
Common stock repurchased	—	(13)	—	(14)	(64,523)	—	—	(64,550)	—	(64,550)
Net loss ($1,758 allocated to redeemable non-controlling interest)	—	—	—	—	—	(302,251)	—	(302,251)	(434)	(302,685)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	30,879	30,879
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,133)	(1,133)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(231,126)	—	(231,126)	—	(231,126)
Other comprehensive loss, net	—	—	—	—	—	—	(530)	(530)	—	(530)
Allocation to redeemable non-controlling interest	—	—	—	—	(8,250)	—	—	(8,250)	—	(8,250)
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(757,575)	$(530)	$6,634,227	$39,491	$6,673,718

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(304,443)	$(98,200)	$(20,978)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	62,237	19,423	5,469
Performance participation allocation	204,225	15,061	10,366
Depreciation and amortization	330,455	155,864	38,896
Amortization of deferred financing costs	8,547	3,183	1,050
Straight-line rent amortization	(12,453)	(8,668)	(829)
Deferred income amortization	(3,905)	(1,309)	(1,566)
Unrealized (gain) loss on changes in fair value of financial instruments	(36,009)	9,026	256
Foreign currency loss	11,078	—	—
Loss (gain) on sales of investments in real estate debt	—	5,789	(600)
Amortization of restricted stock grants	537	128	71
Contributions to investments in unconsolidated real estate ventures	—	(560)	—
Distributions from investments in unconsolidated real estate ventures	189	276	551
Loss (earnings) from unconsolidated real estate ventures	615	1,462	(175)
Other items	429	8	20
Change in assets and liabilities
Increase in other assets	(7,265)	(16,806)	(7,950)
Increase (decrease) in due to affiliates	3,291	(355)	460
(Decrease) increase in other liabilities	(24,401)	28,522	26,064
Net cash provided by operating activities	233,127	112,844	51,105
Cash flows from investing activities
Acquisitions of real estate	(12,936,421)	(2,977,499)	(1,607,245)
Capital improvements to real estate	(40,385)	(20,385)	(7,610)
Investment in unconsolidated real estate ventures	(235)	—	—
Origination and purchase of investments in real estate debt	(802,866)	—	—
Purchase of real estate-related equity securities	(175,000)	(73,271)	(454,275)
Proceeds from paydown of principal and settlement of investments in real estate debt	50,252	126,729	178,696
Net cash used in investing activities	(13,904,655)	(2,944,426)	(1,890,434)
Cash flows from financing activities
Proceeds from issuance of common stock, net	5,643,318	853,205	761,712
Offering costs paid	(41,682)	(14,768)	(7,434)
Subscriptions received in advance	496,845	113,532	109,718
Repurchase of common stock	(64,550)	(43,711)	(206)
Borrowings from mortgage notes and revolving credit facility	8,750,402	2,053,047	996,065
Repayments of mortgage notes and revolving credit facility	(473,025)	(2,385)	(72,906)
(Repayments) borrowings under secured financings on investments in real estate, short term net	(42,557)	(38,478)	81,035
Borrowings under secured financings on investments in real estate	274,028	115,796	—
Repayments under secured financings on investments in real estate	(65,697)	(50,099)	—
Payment of deferred financing costs	(70,776)	(13,779)	(8,052)
Contributions from non-controlling interests	30,879	60,192	12,520
Repurchase of non-controlling interests	—	(58,837)	—
Distributions to non-controlling interests	(1,133)	(1,860)	(384)
Distributions	(117,380)	(35,823)	(8,699)
Net cash provided by financing activities	14,318,672	2,936,032	1,863,369
Net change in cash and cash equivalents and restricted cash	647,144	104,450	24,040
Cash and cash equivalents and restricted cash, beginning of year	293,411	188,961	164,921
Cash and cash equivalents and restricted cash, end of year	$940,555	$293,411	$188,961
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$274,756	$128,650	$48,479
Restricted cash	665,799	164,761	140,482
Total cash and cash equivalents and restricted cash	$940,555	$293,411	$188,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$122,275	$68,904	$20,693
Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions in real estate	$156,515	$—	$328,664
Accrued stockholder servicing fee due to affiliate	$236,971	$36,260	$35,640
Accrued offering costs due to affiliates	$—	$—	$1,468
Right of use asset/liability	$6,146	$6,408	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$15,061	$10,366	$—
Accrued distributions	$32,696	$8,682	$4,216
Distribution reinvestment	$91,192	$41,551	$11,227
Allocation to redeemable non-controlling interest	$8,250	$1,282	$—

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business Purpose

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

As of December 31, 2021, the Company owned 388 real estate properties, 2,595 single-family rental homes, one investment in an unconsolidated real estate venture and 56 positions in real estate debt investments. The Company currently operates in nine reportable segments:  Multifamily, Single-Family Rental, Hospitality, Industrial, Office, Self-Storage, Medical Office, Other and Investments in Real Estate Debt. Financial results by segment are reported in Note 14.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). The Company reallocated $1,700,000,000 in shares from its distribution reinvestment plan to its primary offering, and as a result, are now offering up to $9,700,000,000 in shares in its primary offering and up to $300,000,000 in shares pursuant to their distribution reinvestment plan. On February 8, 2022, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its second follow-on public offering, which the Company anticipates will become effective in 2022. As of December 31, 2021, the Company had received aggregate net proceeds of $7.6 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out a financial statement line item in the Company’s Consolidated Statements of Cash Flows. On the Consolidated Statements of Cash Flows, “Straight-line rent amortization” has been reclassified from “Change in assets and liabilities - increase in other assets” for the year ended December 31, 2021. Such reclassification had no effect on the previously reported totals or subtotals included in the Consolidated Statements of Cash Flows.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Upon the acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions. The Company capitalizes acquisition-related costs associated with asset acquisitions.

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

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 42 years
Building and land improvements	5 - 30 years
Furniture, fixtures and equipment	1 - 10 years
Lease intangibles and leasehold improvements	Shorter of useful life or lease term

Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating and Hospitality operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental revenue on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate. The lease liability is included as a component of Other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Consolidated Balance Sheets. The amortization of the above-market and below-market ground leases are recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. During the periods presented, no such impairment occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company has elected to classify its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company elected the fair value option (“FVO”) for its loan secured by real estate. As such, the resulting unrealized gains and losses of such loan is recorded as a component of Income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Interest income from the Company’s investments in real estate-related debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Such items are recorded as components of Income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Derivative Instruments

The Company uses derivative financial instruments such as foreign currency swaps, interest rate swaps and interest rate caps to manage risks from fluctuations in exchange rates and interest rates.

The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included in Other assets or Other liabilities. Any changes in the fair value of these derivatives are recorded in earnings.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Aggregate foreign currency translation and transaction gains or (losses) included in operations totaled  ($15.1) million for the year ended December 31, 2021. There were no foreign currency transactions in 2020 and 2019. These amounts are recorded as a component of Other income (expense), net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Consolidated Balance Sheets.  As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense) on the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2021, the Company recognized $2.8 million of unrealized losses on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

The Company’s derivative financial instruments are reported at fair value and were recorded as a component of Other assets on the Company’s Consolidated Balance Sheets. The Company’s interest rate swap agreements are valued using a discounted cash

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). As of December 31, 2021, the Company held 19 interest rate caps with an aggregate notional value of $6.3 billion, two interest rate caps with an aggregate notional value of €88.0 million, one interest rate cap with an aggregate notional value of kr301.5 million associated with its Danish investment and two interest rate swaps with an aggregate notional value of $256.8 million. The resulting unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps are recorded as a component of interest expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2021, the Company recognized $22.8 million of net unrealized gains on its interest rate derivatives.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of December 31, 2021, the Company held two GBP, five EUR and six DKK foreign currency swaps, with an aggregate notional value of £166 million, €232 million and kr290 million, respectively.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility and derivative instruments), including cash, cash equivalents and restricted cash and other financial instruments, approximate their carrying or contract value. Investment in real estate debt is measured using transacted value, which is the par value, adjusted for foreign exchange effect.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$466,475	$487,602	$954,077	$—	$218,225	$—	$218,225
Equity securities	172,236	—	—	172,236	—	—	—	—
Derivatives	—	194,053	—	194,053	—	1,410	—	1,410
Total	$172,236	$660,528	$487,602	$1,320,366	$—	$219,635	$—	$219,635

Liabilities:
Derivatives	$—	$1,398	$—	$1,398	$—	$5,167	$—	$5,167
Total	$—	$1,398	$—	$1,398	$—	$5,167	$—	$5,167

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2020	$—
Purchases	504,540
Included in net loss
Foreign exchange	(16,938)
Unrealized gain (loss)	—
Balance as of December 31, 2021	$487,602

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$487,602	Transacted value	Cost	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2021,

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

the fair value of the Company’s mortgage notes, revolving credit facility, unsecured line of credit and secured financings on investments in real estate debt was approximately $26.4 million below the outstanding principal balance.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility and its unsecured Line of Credit (as defined below) are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and reported as Rental revenues in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In connection with its investments, the Company has utilized loan programs designed to encourage housing development.  The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2021 and 2020, deferred income related to these loans amounted to $5.0 million and $5.8 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2021 and 2020, Other revenue related to these loans amounted to $0.8 million and $0.8 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period, which commenced in January 2020.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2021:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of December 31, 2021 and 2020, the Company had accrued $291.5 million and $73.2 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs and (3) certain state or local income taxes.

The Company has formed wholly-owned subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

For the years ended December 31, 2021 and 2020, the Company recognized an income tax benefit (expense) of $0.7 million and ($1.2) million, respectively, within Other income (expense), net on the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2021 and 2020, the Company recorded a net deferred tax liability of $8.6 million primarily due to assumed capital gains from a triple net lease acquisition and $1.2 million driven by its hospitality investments, respectively, within Other liabilities on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share.  Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2021 and 2020.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions.  As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improve consistent application by clarifying and amending existing guidance. The new standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company adopted this pronouncement as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the impact of the adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Building and building improvements	$14,450,074	$3,860,297
Land and land improvements	2,733,505	689,107
Furniture, fixtures and equipment	264,557	76,808
Right of use asset - operating lease(1)	105,236	101,382
Total	17,553,372	4,727,594
Accumulated depreciation and amortization	(368,293)	(130,540)
Investments in real estate, net	$17,185,079	$4,597,054

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the year ended December 31, 2021, the Company acquired interests in 244 properties, which were comprised of 151 multifamily properties, 60 industrial properties, 25 self-storage properties, five office buildings and three other properties.  Additionally, the Company acquired 2,595 single-family rental units. During the year ended December 31, 2020, the Company acquired interests in 73 properties, which were comprised of 60 multifamily properties, 10 industrial properties, two office buildings, and one medical office building.

The following table provides details of the properties acquired during the year ended December 31, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily properties	15	151	37,779 units	$9,342,279
Single-Family Rental properties	2	N/A (2)	2,595 units	1,128,276
Industrial properties	5	60	10.38 sq. ft.	1,560,968
Office properties	2	5	0.70 sq. ft.	370,846
Self-Storage properties	1	25	13,554 units	322,228
Other properties	3	3	0.75 sq. ft.	315,368
	28	244		$13,039,965

(1)	Purchase price is inclusive of acquisition-related costs.
(2)	Includes a 100% interest in 2,303 single-family rental units and a 95% interest in 292 consolidated single-family rental units.

The following table provides details of the properties acquired during the year ended December 31, 2020 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily properties	7	60	10,785 units	$1,710,631
Industrial properties	2	10	1.73 sq. ft.	229,606
Office properties	2	2	1.27 sq. ft.	878,456
Medical Office properties	1	1	0.29 sq. ft.	162,212
	12	73		$2,980,905

(1)	Purchase price is inclusive of acquisition-related costs.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2021 ($ in thousands):

Amount
Building and building improvements	$10,463,106
Land and land improvements	2,039,052
Furniture, fixtures and equipment	186,882
In-place lease intangibles	256,466
Above-market lease intangibles	15,007
Below-market lease intangibles	(28,898)
Above-market ground lease intangibles	(2,292)
Other intangibles	12,376
Total purchase price (1)	$12,941,699
Assumed mortgage notes	(156,515)
Non-controlling interest	(28,158)
Net purchase price	$12,757,026

(1)	Purchase price does not include acquisition-related costs of $98.3 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and above-market ground lease for the properties acquired during the year ended December 31, 2021 were four years, eight years, nine years and 32 years, respectively.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2020 ($ in thousands):

Amount
Building and building improvements	$2,391,061
Land and land improvements	342,256
Furniture, fixtures and equipment	28,030
Below-market ground lease (1)	95,201
In-place lease intangibles	114,399
Above-market lease intangibles	16,689
Below-market lease intangibles	(29,197)
Total purchase price (2)	$2,958,439
Non-controlling interest	(1,178)
Net purchase price	$2,957,261

(1)	The below-market ground lease value was recorded as a component of the Right of use asset – operating leases on the Company’s Consolidated Balance Sheet.
(2)	Purchase price does not include acquisition related costs of $22.5 million.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and below-market ground lease for the properties acquired during the year ended December 31, 2020 were six years, seven years, eight years and 47 years, respectively.

Investments in unconsolidated real estate ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investments in unconsolidated real estate ventures in the Company’s Consolidated Balance Sheets. The Company’s investment in the Joint Venture totaled $10.4 million and $11.0 million as of December 31, 2021 and 2020, respectively.  The Company’s income from its investment in the Joint Venture is presented in (Loss) income from unconsolidated real estate ventures on the Company’s Consolidated Statements of Operations and totaled ($0.6) million and ($1.5) million for the years ended December 31, 2021 and 2020, respectively.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Intangible assets: (1)
In-place lease intangibles	$448,447	$194,003
Above-market lease intangibles	36,696	22,132
Other	43,653	31,019
Total intangible assets	528,796	247,154
Accumulated amortization:
In-place lease amortization	(144,663)	(60,142)
Above-market lease amortization	(7,718)	(3,506)
Other	(7,300)	(3,650)
Total accumulated amortization	(159,681)	(67,298)
Intangible assets, net	$369,115	$179,856
Intangible liabilities: (2)
Below-market lease intangibles	$65,143	$36,190
Total intangible liabilities	65,143	36,190
Accumulated amortization:
Below-market lease amortization	(9,523)	(3,534)
Total accumulated amortization	(9,523)	(3,534)
Intangible liabilities, net	$55,620	$32,656

(1)	Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2021 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2022	$130,518	$5,496	$5,698	$(8,445)
2023	42,503	4,996	5,613	(7,873)
2024	29,420	3,832	5,599	(6,180)
2025	22,511	3,191	5,192	(4,816)
2026	15,405	2,661	2,507	(4,645)
Thereafter	63,427	8,802	11,744	(23,661)
	$303,784	$28,978	$36,353	$(55,620)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of December 31, 2021 and 2020 ($ in thousands):

		December 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	50	3.07%	July 9, 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 25, 2039	2,522	2,701
Total real estate debt securities	55	3.34%	January 5, 2041	465,050	466,475
Term loan(2)	1	L + 5.35%	February 26, 2026	504,540	487,602
Total investments in real estate debt	56	4.41%	April 8, 2033	$969,590	$954,077

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

		December 31, 2020
Type of Security	Number of Positions	Weighted Average Coupon	Weighted Average Maturity Date (1)	Cost Basis	Fair Value
RMBS	55	3.22%	March 22, 2047	$213,863	$215,358
CMBS	1	6.26%	July 25, 2039	3,066	2,867
Total investments in real estate debt	56			$216,929	$218,225

(1)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(2)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option.

The majority of the Company’s investments in real estate debt securities consist of non-agency RMBS and CMBS.

The Company’s investments in real estate debt include CBMS collateralized by properties owned by Starwood-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value
	December 31, 2021	December 31, 2020
CMBS	$295,465	$—
Total	$295,465	$—

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the year ended December 31, 2021, the Company recorded net unrealized gains on its investments in real estate debt of $1.7 million. During the year ended December 31, 2020 the Company recorded net unrealized losses and realized losses on its real estate-related securities portfolio of $0.2 million and $5.8 million, respectively. Such amounts are recorded as a component of Income from real estate debt on the Company’s Consolidated Statements of Operations.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of December 31, 2021 and 2020 ($ in thousands):

				Principal Balance Outstanding(4)
Indebtedness	Weighted Average Interest Rate(1) (2)	Weighted Average Maturity Date(3)	Maximum Facility Size	December 31, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	2.99%	9/19/2030	N/A	$3,110,689	$2,236,290
Total fixed rate loans				3,110,689	2,236,290
Variable rate loans
Floating rate mortgages	L + 1.76%	2/23/2024	N/A	7,052,819	886,594
Variable rate revolving credit facility(5)	S + 1.85%	12/1/2023	$1,200,000	1,190,683	172,800
Total variable rate loans				8,243,502	1,059,394
Total loans secured by the Company's properties				11,354,191	3,295,684
Deferred financing costs, net				(80,410)	(17,208)
Premium on assumed debt, net				630	286
Mortgage notes and revolving credit facility, net				$11,274,411	$3,278,762

(1)	The term “L” refers to the one-month LIBOR. As of December 31, 2021, one-month LIBOR was equal to 0.10%.
(2)	The term “S” refers to the one-month SOFR. As of December 31, 2021, one-month SOFR was equal to 0.05%.
(3)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(4)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(5)

The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. During December 2021, the Company extended this facility to December 1, 2023. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of December 31, 2021 ($ in thousands):

Year	Amount
2022	$711,321
2023	6,018,446
2024	529,254
2025	718,822
2026	212,048
Thereafter	3,164,300
Total	$11,354,191

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $87.2 million for leasing commissions, tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of December 31, 2021.

7.Secured Financings on Investments in Real Estate Debt

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			December 31, 2021
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$487,602	$268,181
			$487,602	$268,181

			December 31, 2020
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
RMBS	3/17/2021	1.93%	$155,538	$105,804
CMBS	1/6/2021	2.10%	2,867	2,450
			$158,405	$108,254

(1)	Represents the fair value of the Company’s investments in real estate-related debt securities.

8.Unsecured Line of Credit

On December 16, 2020, the Company entered into an unsecured line of credit (the “Line of Credit”) for $100 million with multiple banks. During July 2021 additional banks were added under the Line of Credit, and the total borrowing capacity was increased to $450 million. The Line of Credit expires on December 16, 2023, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. The repayment of the Line of Credit is guaranteed by the Company. As of December 31, 2020, the capacity of the unsecured Line of Credit was $100 million. There was $375 million and no outstanding borrowings on the line of credit as of December 31, 2021 and 2020, respectively.

9.Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	December 31, 2021	December 31, 2020
Intangible assets, net	$369,115	$179,856
Derivative instruments	194,053	1,410
Equity securities	172,236	—
Receivables	103,049	23,692
Prepaid expenses	15,871	4,047
Acquisition deposits	13,422	7
Deferred financing costs, net	6,723	1,268
Interest receivable	5,337	548
Other	1,492	307
Total	$881,298	$211,135

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$89,625	$19,651
Intangible liabilities, net	55,620	32,656
Real estate taxes payable	53,423	14,842
Tenant security deposits	36,509	9,842
Distributions payable	32,696	8,682
Accrued interest expense	16,399	7,309
Right of use liability - operating leases	12,499	6,390
Deferred tax liability	8,599	1,229
Deferred income	7,467	11,111
Derivative instruments	1,398	5,167
Other	25,271	193
Total	$339,506	$117,072

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

As of December 31, 2021, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2019	483	6,610,280	46,075	1,542,000	8,198,838
Common stock shares issued	1,401,818	19,176,803	1,584,566	14,448,819	36,612,006
Distribution reinvestment plan shares issued	10,262	383,218	22,453	122,455	538,388
Common stock shares repurchased	—	(5,507)	—	(4,843)	(10,350)
Independent directors' restricted stock grant (1)	—	—	—	5,853	5,853
December 31, 2019	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735

Common stock shares issued	1,137,269	20,138,235	1,190,809	23,197,333	45,663,646
Distribution reinvestment plan shares issued	56,484	1,188,342	87,505	611,538	1,943,869
Common stock shares repurchased	(143,134)	(1,059,710)	(84,311)	(774,476)	(2,061,631)
Independent directors' restricted stock grant (1)	—	—	—	4,234	4,234
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853

Common stock shares issued	2,157,634	107,086,220	19,108,491	124,387,317	252,739,662
Distribution reinvestment plan shares issued	86,892	2,130,886	244,060	1,520,206	3,982,044
Common stock shares repurchased	(59,272)	(1,267,731)	(57,349)	(1,450,765)	(2,835,117)
Independent directors' restricted stock grant (1)	—	—	—	14,829	14,829
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271

__________

(1)

The independent directors’ restricted stock grant represents an aggregate $0.3 million, $0.1 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2021 and 2020 and 2019, respectively. Each grant is amortized over the one-year service period of such grant.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV as of the last day of the previous calendar quarter. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the years ended December 31, 2021, 2020 and 2019, the Company repurchased 2,835,117, 2,061,631 and 10,350 shares of common stock representing a total of $64.6 million, $43.7 million and $0.2 million, respectively. The Company had no unfulfilled repurchase requests during the years ended December 31, 2021, 2020 and 2019.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2021
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1949)	(0.1955)	(0.0571)	—
Net distributions declared per share of common stock	$1.0471	$1.0465	$1.1849	$1.2420

	Year Ended December 31, 2020
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1808)	(0.1821)	(0.0533)	—
Net distributions declared per share of common stock	$1.0612	$1.0599	$1.1887	$1.2420

	Year Ended December 31, 2019
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.0905	$1.0905	$1.0905	$1.0905
Stockholder servicing fee per share of common stock	(0.1608)	(0.1787)	(0.0503)	—
Net distributions declared per share of common stock	$0.9297	$0.9118	$1.0402	$1.0905

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at December 31, 2021 and 2020, the Company recorded an allocation adjustment of $8.3 and $1.3 million, respectively, between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the year ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Balance at the beginning of the year	$10,409	$—
Settlement of performance participation allocation	15,061	10,366
GAAP income allocation	(1,758)	(642)
Distributions	(1,460)	(597)
Fair value allocation	8,250	1,282
Ending balance	$30,502	$10,409

11.	Related Party Transactions

Acquisition of Investments

On March 20, 2020, the Company acquired a 75% interest in 60 State Street, a 911,000-square-foot office building in Boston, Massachusetts through a joint venture, between the Company and the Sponsor. The Sponsor purchased a 25% interest (the “60 State Street Membership Interests”) alongside the Company with the intent of subsequently selling it to an unaffiliated buyer. The Sponsor subsequently exercised its right to put the 60 State Street Membership Interests to the Company. During the second quarter of 2020, the Company acquired the 60 State Street Membership Interests in three transactions at a cost of $59.0 million plus interest equal to one-month LIBOR + 2.40% or $0.3 million. As a result of these transactions, the Company wholly owns 60 State Street. Square foot and per square foot amounts are unaudited.

On October 29, 2020, the Company borrowed $22.0 million from the Sponsor to fund an acquisition. The borrowing was repaid on November 3, 2020 plus interest equal to one-month LIBOR plus 3.00%.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019.  During the years ended December 31, 2021 and 2020, the Company incurred management fees of $62.2 million and $19.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock.  The Company issued 2,232,831 and 210,827 unregistered Class I shares to the Advisor as payment for the 2021 and 2020 management fees, respectively, and also had a payable of $9.6 million and $2.1 million related to the management fees as of December 31, 2021 and 2020, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2022, the Advisor was issued 371,148 unregistered Class I shares as payment for the $9.6 million management fee accrued as of December 31, 2021. During January 2021, the Advisor was issued 97,097 unregistered Class I shares as payment for the $2.1 million management fee accrued as of December 31, 2020. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During 2021 the Advisor submitted 27,850 Class I shares for repurchase resulting in a total repurchase of $0.6 million. During 2020, the Advisor submitted 8,787 Class I shares for repurchase resulting in a total repurchase of $0.2 million.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2021 and 2020, the Company recognized $204.2 million and $15.1 million, respectively, of performance participation interest in the Company’s consolidated financial statements.

The performance participation interest for 2021 became payable on December 31, 2021 and, in January 2022, the Company caused the Operating Partnership to issue 7,872,930 Class I units in the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2021. Such Class I units were issued at the NAV per unit as of December 31, 2021.

The performance participation interest for 2020 became payable on December 31, 2020 and, in January 2021, the Company caused the Operating Partnership to issue 695,320 Class I units in the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2020. Such Class I units were issued at the NAV per unit as of December 31, 2020.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued stockholder servicing fee	$291,544	$73,170
Performance participation allocation	204,225	15,061
Advanced organization and offering costs	4,373	5,830
Accrued management fee	9,628	2,103
Accrued affiliate service provider expenses	843	—
Advanced operating expenses	2,655	207
Total	$513,268	$96,371

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of December 31, 2021 and 2020, the Company has accrued $291.5 million and $73.2 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T shares, Class S shares and Class D shares sold.  The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019.  Such amount is being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020.

Advanced operating expenses

As of December 31, 2021 and 2020, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties.  Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

As of December 31, 2021 and 2020, the Advisor had incurred approximately $6.7 million and $2.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses.  Such amounts are being reimbursed to the Advisor one month in arrears.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties.  The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services.  During the years ended December 31, 2021, 2020 and 2019, the Company has incurred approximately $6.7 million, $2.8 million and $0.7 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amounts are included in Rental property operating expenses on the Company’s Consolidated Statements of Operations.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. For the years ended December 31, 2021, 2020 and 2019, the amounts incurred for services provided by RFF were $0.6 million, $0.3 million and $0.2 million, respectively.

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

During the year ended December 31, 2021, the Company paid Essex $1.9 million, for title services related to 11 investments and such costs were capitalized to Investments in real estate, net, on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2020, the Company paid Essex $0.2 million, for title services related to two investments and such costs were capitalized to Investments in real estate, net, on the Company’s Consolidated Balance Sheets. The Company did not engage Essex during the year ended December 31, 2019.

The Company engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire.  During the year ended December 31, 2021, the Company did not incur any expenses from Starwood Retail Partners.

The Company has engaged Starwood’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the year ended December 31, 2021, the amounts incurred for services provided were $0.2 million. The Company did not engage Starwood’s affiliated Luxembourg office for accounting and administrative matters during the years ended December 31, 2020 and 2019.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2021, the amounts incurred for services provided were $0.1 million. The Company did not incur legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services during the years ended December 31, 2020 and 2019.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

12.	Commitments and Contingencies

As of December 31, 2021 and 2020, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 28, 2022 the company had a remaining funding commitment to one of its consolidated joint ventures of approximately $202 million.

13.	Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground leases are classified as operating leases based on the characteristics of the respective lease. The ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain any additional renewal options.

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2021 ($ in thousands):

Year	Operating Lease
2022	$686
2023	686
2024	686
2025	712
2026	713
Thereafter	26,497
Total undiscounted future lease payments	29,980
Difference between undiscounted cash flows and discounted cash flows	(17,481)
Total lease liability	$12,499

The Company utilized its incremental borrowing rate, which was between 4.5% and 6% to determine its lease liabilities. As of December 31, 2021, the weighted average remaining lease term of the Company’s operating leases were 38 years.

Payments under the Company’s ground leases contain fixed payment components. The Company’s ground leases contained escalations prior to the Company’s hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental, industrial, office, self-storage, medical office and other properties. Leases at the Company’s industrial, office, medical office and other properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office, medical office and other properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office, medical office and other properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily, single-family rental and self-storage properties primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term in nature, generally not greater than 12 months in length.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Fixed lease payments	$530,093	$238,897	$46,908
Variable lease payments	74,481	34,950	4,882
Rental revenue	$604,574	$273,847	$51,790

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, medical office and other properties as of December 31, 2021 ($ in thousands). Leases at the Company’s multifamily, single-family and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022	$229,976
2023	218,831
2024	195,541
2025	169,574
2026	147,597
Thereafter	525,167
Total	$1,486,686

14.	Segment Reporting

The Company operates in nine reportable segments: Multifamily properties, Single-Family Rental properties, Hospitality properties, Industrial properties, Office properties, Self-Storage properties, Medical office properties, Other properties and Investments in real estate debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2021	December 31, 2020
Multifamily properties	$12,225,256	$2,738,210
Single-Family Rental properties	1,150,987	—
Hospitality properties	240,326	244,065
Industrial properties	2,145,163	551,898
Office properties	1,599,774	1,186,328
Self-Storage properties	331,024	—
Medical office properties	191,881	196,559
Other properties	332,507	—
Investments in real estate debt	954,077	218,225
Other (Corporate)	800,436	195,531
Total assets	$19,971,431	$5,330,816

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Multifamily	Single- Family Rental	Hospitality	Industrial	Office	Self- Storage	Medical Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$365,052	$1,158	$—	$96,826	$124,317	$741	$14,656	$1,824	$—	$604,574
Hospitality revenue	—	—	33,301	—	—	—	—	—	—	33,301
Other revenue	4,310	—	348	—	331	—	41	—	—	5,030
Total revenues	369,362	1,158	33,649	96,826	124,648	741	14,697	1,824	—	642,905
Expenses:
Rental property operating	151,923	274	—	25,258	43,741	287	6,225	241	—	227,949
Hospitality operating	—	—	20,702	—	—	—	—	—	—	20,702
Total segment expenses	151,923	274	20,702	25,258	43,741	287	6,225	241	—	248,651
Income from investments in real estate debt	—	—	—	—	—	—	—	—	45,156	45,156
Loss from unconsolidated real estate ventures	—	—	(615)	—	—	—	—	—	—	(615)
Segment net operating income	$217,439	$884	$12,332	$71,568	$80,907	$454	$8,472	$1,583	$45,156	$438,795
Depreciation and amortization	$(189,084)	$(2,311)	$(8,543)	$(58,002)	$(61,953)	$(429)	$(8,437)	$(1,696)	$—	$(330,455)

General and administrative										(25,404)
Management fees										(62,237)
Performance participation allocation										(204,225)
Interest expense										(124,091)
Other income, net										3,174
Net loss										$(304,443)
Net loss attributable to non-controlling interests in consolidated joint ventures										434
Net loss attributable to non-controlling interests in Operating Partnership										1,758
Net loss attributable to stockholders										$(302,251)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Multifamily	Hospitality	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$132,835	$—	$30,203	$97,078	$13,731	$—	$273,847
Hospitality revenue	—	22,200	—	—	—	—	22,200
Other revenue	2,045	146	—	145	40	—	2,376
Total revenues	134,880	22,346	30,203	97,223	13,771	—	298,423
Expenses:
Rental property operating	51,878	—	7,261	32,895	4,908	—	96,942
Hospitality operating	—	16,242	—	—	—	—	16,242
Total segment expenses	51,878	16,242	7,261	32,895	4,908	—	113,184
Income from investments in real estate debt	—	—	—	—	—	7,206	7,206
Loss from unconsolidated real estate ventures	—	(1,462)	—	—	—	—	(1,462)
Segment net operating income	$83,002	$4,642	$22,942	$64,328	$8,863	$7,206	$190,983
Depreciation and amortization	$(73,365)	$(8,403)	$(18,323)	$(48,477)	$(7,296)	$—	$(155,864)

General and administrative							(8,624)
Management fees							(19,423)
Performance participation allocation							(15,061)
Interest expense							(88,918)
Other expense, net							(1,293)
Net loss							$(98,200)
Net loss attributable to non- controlling interests in consolidated joint ventures							1,300
Net loss attributable to non- controlling interests in Operating Partnership							642
Net loss attributable to stockholders							$(96,258)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2019 ($ in thousands):

	Multifamily	Hotel	Industrial	Office	Medical Office	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$29,768	$—	$2,489	$19,022	$511	$—	$51,790
Hospitality revenue	—	40,559	—	—	—	—	40,559
Other revenue	1,669	259	—	31	—	—	1,959
Total revenues	31,437	40,818	2,489	19,053	511	—	94,308
Expenses:
Rental property operating	11,396	—	583	6,388	96	—	18,463
Hospitality operating	—	23,507	—	—	—	—	23,507
Total segment expenses	11,396	23,507	583	6,388	96	—	41,970
Income from investments in real estate debt	—	—	—	—	—	10,158	10,158
Earnings from unconsolidated real estate ventures	—	175	—	—	—	—	175
Segment net operating income	$20,041	$17,486	$1,906	$12,665	$415	$10,158	$62,671
Depreciation and amortization	$(17,520)	$(8,239)	$(1,570)	$(11,312)	$(255)	$—	$(38,896)

General and administrative							(4,523)
Management fees							(5,469)
Performance participation allocation							(10,366)
Interest expense							(25,311)
Other expense net							916
Net loss							$(20,978)
Net loss attributable to non- controlling interests in consolidated joint ventures							152
Net loss attributable to stockholders							$(20,826)

15.	Subsequent Events

Acquisitions / New Investments

Subsequent to December 31, 2021, the Company acquired an aggregate of $0.2 billion of investments in real estate across four separate transactions, exclusive of closing costs. The acquisitions were related to single-family rental homes, self-storage and industrial properties.

Subsequent to December 31, 2021, the Company purchased an aggregate of $0.2 billion of investments in real estate debt and real estate-related equity securities.

Commitments

Subsequent to December 31, 2021, the Company has committed approximately $1.0 billion to the financing of an acquisition by a third party.

Proceeds from the Issuance of Common Stock

Subsequent to December 31, 2021, the Company received net proceeds of approximately $2.0 billion from the issuance of its common stock in its public offerings.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Multifamily properties:
Phoenix Property	Mesa, AZ	$32,239	$9,472	$35,909	$155	$640	$9,627	$36,549	$46,176	$(5,106)	1997	2019	(1)
Savannah Property	Savannah, GA	25,412	3,671	31,351	180	174	3,851	31,525	35,376	(3,832)	2017	2019	(1)
Florida Multifamily Portfolio
Lindsey Terrance	Jacksonville, FL	20,948	6,828	20,356	198	812	7,026	21,168	28,194	(3,125)	2002	2019	(1)
Grande Court	Jacksonville, FL	15,474	4,746	17,564	187	408	4,933	17,972	22,905	(2,284)	2002	2019	(1)
Noah's Landing	Naples FL	16,889	6,517	17,121	121	482	6,638	17,603	24,241	(2,270)	2002	2019	(1)
Tuscan Isle	Naples FL	19,157	7,528	19,904	137	676	7,665	20,580	28,245	(2,737)	2001	2019	(1)
Concord Park Apartments	Fort Meade, MD	61,810	20,082	67,141	172	858	20,254	67,999	88,253	(5,435)	2005	2019	(1)
Columbus Multifamily Portfolio
80 on the Commons	Columbus, OH	17,991	1,723	29,200	30	—	1,753	29,200	30,953	(1,646)	2018	2019	(1)
Gramercy	Columbus, OH	35,903	12,065	35,270	69	—	12,134	35,270	47,404	(2,865)	2013	2019	(1)
250 High	Columbus, OH	19,836	1,440	27,818	—	—	1,440	27,818	29,258	(1,508)	2015	2019	(1)
600 Goodale	Columbus, OH	26,270	2,537	29,176	159	—	2,696	29,176	31,872	(1,679)	2013	2019	(1)
801 Polaris	Columbus, OH	33,109	2,930	39,135	844	(834)	3,774	38,301	42,075	(2,193)	2015	2019	(1)
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	267	244	12,978	92,933	105,911	(5,683)	2009/2012	2019	(1)
Thornton Apartments	Alexandria, VA	118,151	30,472	145,504	86	28	30,558	145,532	176,090	(8,139)	2018	2019	(1)
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	19	79	18,332	54,918	73,250	(3,777)	2018	2019	(1)
The Griffin	Scottsdale, AZ	64,686	17,614	74,940	80	152	17,694	75,092	92,786	(4,601)	2018	2019	(1)
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	393	411	8,411	74,174	82,585	(4,676)	2012	2019	(1)
Highlands Portfolio
Graham Park	Columbus, OH	23,124	3,440	27,150	9	—	3,449	27,150	30,599	(1,190)	2019	2020	(1)
Luxe	Columbus, OH	23,972	2,170	30,051	5	1	2,175	30,052	32,227	(1,165)	2019	2020	(1)
Harper House	Columbus, OH	25,465	3,285	30,573	1	—	3,286	30,573	33,859	(1,237)	2019	2020	(1)
The Baxter Decatur	Atlanta, GA	53,462	8,603	69,963	82	78	8,685	70,041	78,726	(2,951)	2019	2020	(1)
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	10	55	7,111	74,794	81,905	(2,764)	2017	2020	(1)
Acadia Apartments	Ashburn, VA	134,338	18,337	168,734	169	1,235	18,506	169,969	188,475	(5,634)	1999	2020	(1)
Southeast Affordable Housing Portfolio
Arboretum Place	Newport News, VA	14,663	4,339	15,528	13	310	4,352	15,838	20,190	(1,095)	1995	2020	(1)
Courtney Manor	Jacksonville, FL	26,163	9,049	25,981	76	432	9,125	26,413	35,538	(1,717)	2000	2020	(1)
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	52	62	2,083	4,477	6,560	(571)	1999	2020	(1)
Falcon Trace	Orlando, FL	38,926	9,022	41,818	128	404	9,150	42,222	51,372	(2,735)	1999	2020	(1)
Hatteras Sound	Sanford, FL	24,859	5,354	27,465	70	125	5,424	27,590	33,014	(1,482)	2001	2020	(1)
Las Villas de Kino I	Tucson, AZ	18,108	6,561	16,745	50	442	6,611	17,187	23,798	(1,286)	1999	2020	(1)
Las Villas de Kino II	Tucson, AZ	8,147	2,952	7,533	29	423	2,981	7,956	10,937	(586)	1999	2020	(1)
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	93	193	3,065	19,776	22,841	(1,412)	1999	2020	(1)
Madelyn Oaks	Jacksonville, FL	27,394	8,881	28,528	27	362	8,908	28,890	37,798	(1,876)	2002	2020	(1)
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	188	258	2,325	10,669	12,994	(841)	1999	2020	(1)
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	73	313	7,262	23,343	30,605	(1,847)	2002	2020	(1)
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	120	301	4,744	9,190	13,934	(813)	1996	2020	(1)
Patriots Pointe	Concord, NC	7,760	1,564	7,904	135	65	1,699	7,969	9,668	(603)	2000	2020	(1)
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	62	113	3,356	18,983	22,339	(951)	2002	2020	(1)
Reserves at Arboretum	Newport News, VA	18,750	3,449	25,920	13	197	3,462	26,117	29,579	(1,623)	2009	2020	(1)
River Reach	Orlando, FL	33,525	10,491	33,546	139	393	10,630	33,939	44,569	(2,434)	1996	2020	(1)
Riverwalk	Brighton, CO	19,015	3,280	20,932	123	184	3,403	21,116	24,519	(1,373)	1998	2020	(1)
Silver Hill	Newport News, VA	9,920	3,381	9,549	—	202	3,381	9,751	13,132	(640)	1995	2020	(1)
Spinnaker Reach	Jacksonville, FL	28,485	6,248	35,599	67	608	6,315	36,207	42,522	(2,336)	1999	2020	(1)
Stone Creek	Mooresville, NC	8,364	1,844	7,492	67	220	1,911	7,712	9,623	(633)	1997	2020	(1)
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	51	187	4,626	23,787	28,413	(1,614)	1995	2020	(1)
Vista Haven	Sanford, FL	40,994	9,562	47,788	118	314	9,680	48,102	57,782	(3,248)	2001	2020	(1)
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	34	68	2,191	4,724	6,915	(458)	1999	2020	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Mid-Atlantic Affordable Housing Portfolio
Autumn Ridge	Memphis, TN	7,547	2,591	7,180	42	118	2,633	7,298	9,931	(368)	1997	2020	(1)
Autumn Wind	Winchester, VA	9,840	2,724	10,005	32	72	2,756	10,077	12,833	(543)	1999	2020	(1)
Bridgeport	Hampton, VA	17,130	4,285	18,075	7	169	4,292	18,244	22,536	(799)	1998	2020	(1)
Cascade Village	Holland, MI	13,680	3,389	14,530	37	159	3,426	14,689	18,115	(704)	2000	2020	(1)
Chestnut Ridge I	Harrisonburg, VA	7,920	2,694	7,540	54	65	2,748	7,605	10,353	(425)	1998	2020	(1)
Chestnut Ridge II	Harrisonburg, VA	3,840	1,328	3,682	10	41	1,338	3,723	5,061	(213)	1999	2020	(1)
Columbia Hills	Columbia, TN	9,740	2,871	9,816	91	321	2,962	10,137	13,099	(527)	1997	2020	(1)
Crestview	Fredericksburg, VA	26,720	4,358	30,470	47	156	4,405	30,626	35,031	(1,313)	1999	2020	(1)
Dominion Pines	Chesapeake, VA	11,755	2,896	12,516	—	160	2,896	12,676	15,572	(565)	1994	2020	(1)
Falcon Pointe	Rosenberg, TX	9,440	1,876	10,461	13	123	1,889	10,584	12,473	(536)	1998	2020	(1)
Foxridge	Durham, NC	10,333	2,524	10,986	3	90	2,527	11,076	13,603	(539)	1998	2020	(1)
Genito Glen	Midlothian, VA	10,960	2,703	11,559	52	43	2,755	11,602	14,357	(555)	1998	2020	(1)
Kings Ridge	Newport News, VA	15,572	4,729	15,539	122	191	4,851	15,730	20,581	(789)	1996	2020	(1)
Las Villas de Leon	San Antonio, TX	7,560	2,347	7,458	59	175	2,406	7,633	10,039	(408)	2000	2020	(1)
Landing at Markhams Grant I	Woodbridge, VA	12,556	1,827	14,664	24	59	1,851	14,723	16,574	(626)	1998	2020	(1)
Landing at Markhams Grant II	Woodbridge, VA	18,107	3,198	20,424	38	82	3,236	20,506	23,742	(897)	2000	2020	(1)
Landing at Markhams Grant III	Woodbridge, VA	24,580	3,592	28,539	24	131	3,616	28,670	32,286	(1,149)	2002	2020	(1)
Ocean Gate	Virginia Beach, VA	20,080	4,347	21,957	31	148	4,378	22,105	26,483	(966)	1997	2020	(1)
Parkview	Huntersville, NC	11,191	1,876	12,739	12	21	1,888	12,760	14,648	(551)	1996	2020	(1)
River Birch	Raleigh, NC	19,411	4,168	21,150	19	137	4,187	21,287	25,474	(891)	1996	2020	(1)
River Park Place	Vero Beach, FL	8,538	2,661	8,425	30	109	2,691	8,534	11,225	(442)	1998	2020	(1)
Soldiers Ridge	Manassas, VA	20,092	2,746	23,544	13	112	2,759	23,656	26,415	(940)	1996	2020	(1)
South Main	Manassas, VA	11,241	2,001	12,687	38	49	2,039	12,736	14,775	(560)	1999	2020	(1)
Sterling Crest	Saginaw, MI	8,800	4,176	7,229	55	93	4,231	7,322	11,553	(458)	1999	2020	(1)
Stonegate	Stafford, VA	28,880	3,963	33,721	43	88	4,006	33,809	37,815	(1,342)	1998	2020	(1)
Woodbridge	Chesapeake, VA	15,125	3,571	16,250	11	124	3,582	16,374	19,956	(695)	1994	2020	(1)
Woodburn I	Manassas, VA	24,112	3,365	28,215	13	105	3,378	28,320	31,698	(1,159)	1998	2020	(1)
Woodburn II	Manassas, VA	15,250	2,525	17,409	36	55	2,561	17,464	20,025	(739)	1998	2020	(1)
Florida Affordable Housing Portfolio II
Leigh Meadows	Jacksonville, FL	24,172	4,743	26,758	87	2,890	4,830	29,648	34,478	(1,189)	1997	2020	(1)
Holly Cove	Jacksonville, FL	20,619	3,854	23,149	15	2,100	3,869	25,249	29,118	(1,073)	1996	2020	(1)
Thomas Chase	Jacksonville, FL	24,203	4,307	27,346	80	2,399	4,387	29,745	34,132	(1,171)	2004	2020	(1)
Camri Green	Jacksonville, FL	16,846	3,695	18,200	52	1,641	3,747	19,841	23,588	(895)	2004	2020	(1)
Southeast Affordable Housing Portfolio II
Culpeper Commons	Culpeper, VA	12,483	4,058	13,749	—	48	4,058	13,797	17,855	(436)	1998	2021	(1)
England Run	Fredericksburg, VA	18,812	3,857	23,614	5	78	3,862	23,692	27,554	(579)	2001	2021	(1)
Glen Creek	Elkton, MD	15,263	5,985	16,353	47	27	6,032	16,380	22,412	(545)	2002	2021	(1)
Glen Ridge	Woodbridge, VA	21,667	4,159	27,218	16	111	4,175	27,329	31,504	(603)	1996	2021	(1)
Grande Court Boggy	Kissimmee, FL	34,904	9,361	41,265	21	84	9,382	41,349	50,731	(983)	2003	2021	(1)
Magnolia Creste	Dallas, GA	16,438	2,650	21,475	7	26	2,657	21,501	24,158	(537)	2001	2021	(1)
Magnolia Village	Lawrenceville, GA	15,783	5,107	16,645	18	35	5,125	16,680	21,805	(531)	2002	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Park Ridge I	Stafford, VA	20,255	2,950	20,536	—	42	2,950	20,578	23,528	(462)	1998	2021	(1)
Park Ridge II	Stafford, VA	—	828	5,153	—	18	828	5,171	5,999	(125)	1999	2021	(1)
Rocky Creek	Greenville, SC	14,395	3,030	17,079	9	39	3,039	17,118	20,157	(449)	2006	2021	(1)
Azalea Multifamily Portfolio
6162	Dallas, TX	35,630	5,422	56,079	—	—	5,422	56,079	61,501	(793)	2014	2021	(1)
Afton Ridge	Concord, NC	46,500	9,516	62,919	—	—	9,516	62,919	72,435	(996)	2015	2021	(1)
Ariva	Lakeland, FL	51,899	9,846	57,063	6	242	9,852	57,305	67,157	(1,028)	2017	2021	(1)
Autumn Wood	Murfreesboro, TN	42,490	6,114	54,974	—	—	6,114	54,974	61,088	(895)	2016	2021	(1)
Clearbrook	Frederick, MD	62,090	12,564	51,451	13	6	12,577	51,457	64,034	(789)	2006	2021	(1)
Crosstown	Tampa, FL	58,695	8,066	65,753	—	9	8,066	65,762	73,828	(1,041)	2013	2021	(1)
Gwinnett Stadium	Lawrenceville, GA	41,090	5,199	48,131	41	—	5,240	48,131	53,371	(599)	2013	2021	(1)
Lake Highlands	Dallas, TX	48,510	7,609	69,591	—	—	7,609	69,591	77,200	(1,021)	2014	2021	(1)
Lakehouse	Plant City, FL	16,940	3,334	23,339	—	32	3,334	23,371	26,705	(390)	2015	2021	(1)
Luxe	Aubrey, TX	52,290	10,084	78,835	5	—	10,089	78,835	88,924	(1,221)	2017	2021	(1)
Millenia	Orlando, FL	36,890	6,305	47,647	23	—	6,328	47,647	53,975	(737)	2016	2021	(1)
Park Place	Morrisville, NC	52,920	9,295	57,281	—	—	9,295	57,281	66,576	(944)	2016	2021	(1)
Stone Hill	Pflugerville, TX	48,790	11,186	67,934	—	36	11,186	67,970	79,156	(1,019)	2017	2021	(1)
Stone Hill Two	Pflugerville, TX	58,800	13,420	74,941	—	—	13,420	74,941	88,361	(1,169)	2013	2021	(1)
Thorton Park	Jacksonville, FL	66,616	9,950	91,924	5	101	9,955	92,025	101,980	(1,375)	2007	2021	(1)
Travesia	Austin, TX	75,460	13,787	79,703	—	—	13,787	79,703	93,490	(1,224)	2017	2021	(1)
Victoria Grand	Tallahassee, FL	47,390	7,002	61,768	—	—	7,002	61,768	68,770	(967)	2008	2021	(1)
Keystone Castle Hills	Dallas, TX	76,513	23,122	99,118	72	370	23,194	99,488	122,682	(2,071)	1992	2021	(1)
Greater Boston Affordable Portfolio
Chestnut Farms	Boston, MA	48,748	17,400	50,444	—	—	17,400	50,444	67,844	(432)	2004	2021	(1)
Franklin Commons	Boston, MA	18,302	7,326	17,134	—	—	7,326	17,134	24,460	(213)	2003	2021	(1)
Parkway Heights	Boston, MA	16,627	5,185	16,959	—	13	5,185	16,972	22,157	(162)	2006	2021	(1)
Quail Run	Boston, MA	26,579	9,229	27,923	—	4	9,229	27,927	37,156	(302)	2006	2021	(1)
The Preserve at Walpole	Boston, MA	33,378	21,173	64,389	—	—	21,173	64,389	85,562	(523)	2005	2021	(1)
Columbus Preferred Portfolio
5188 Baxter Park	Westerville, OH	21,700	6,795	23,058	—	—	6,795	23,058	29,853	(203)	2021	2021	(1)
1025 Luxe Avenue	Columbus, OH	45,500	7,955	43,178	—	—	7,955	43,178	51,133	(340)	2021	2021	(1)
The Palmer Dadeland	Miami, FL	259,800	56,854	304,585	—	6	56,854	304,591	361,445	(2,913)	2020	2021	(1)
Seven Springs Apartments	Burlington, MA	117,110	27,104	164,679	—	12	27,104	164,691	191,795	(1,445)	2020	2021	(1)
Maison's Landing	Salt Lake City, UT	102,120	14,890	152,592	3	16	14,893	152,608	167,501	(1,454)	1997	2021	(1)
Sawyer Flats	Gaithersburg, MD	144,060	32,701	168,846	—	37	32,701	168,883	201,584	(1,145)	1990	2021	(1)
Florida Affordable Housing Portfolio III
Cedar Forest	Tampa, FL	24,810	7,652	36,361	—	5	7,652	36,366	44,018	(179)	1997	2021	(1)
Charleston Place	Holly Hill, FL	17,520	5,930	21,309	—	2	5,930	21,311	27,241	(115)	2002	2021	(1)
Club at Sugar Mill	Port Orange, FL	14,260	4,449	15,946	—	1	4,449	15,947	20,396	(86)	2000	2021	(1)
Gardens at Rose Harbor	Tampa, FL	16,680	5,659	21,524	—	—	5,659	21,524	27,183	(105)	2003	2021	(1)
Nantucket Bay	Temple Terrace, FL	15,150	6,364	18,782	—	1	6,364	18,783	25,147	(98)	1999	2021	(1)
Savannah Bay	Tarpon Springs, FL	12,610	5,374	9,640	—	1	5,374	9,641	15,015	(65)	2004	2021	(1)
Villas at Newport Landing	Tampa, FL	14,260	4,737	17,754	—	—	4,737	17,754	22,491	(92)	2001	2021	(1)
Williams Landing	Tampa, FL	12,110	5,232	14,576	—	3	5,232	14,579	19,811	(78)	2000	2021	(1)
Williams Villas	Tampa, FL	5,750	2,996	6,417	—	—	2,996	6,417	9,413	(39)	2002	2021	(1)
Brookwood Forest	Jacksonville, FL	23,560	4,250	35,025	—	3	4,250	35,028	39,278	(154)	2006	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Cambridge Cove	Lakeland, FL	29,180	4,688	42,497	—	3	4,688	42,500	47,188	(188)	2002	2021	(1)
Enclave on Woodbridge	Fernandina Beach, FL	25,690	6,407	36,228	—	—	6,407	36,228	42,635	(178)	2005	2021	(1)
Kathleen Pointe	Lakeland, FL	7,900	2,424	15,304	—	—	2,424	15,304	17,728	(74)	2007	2021	(1)
Nantucket Cove	Springhill, FL	15,800	4,592	20,167	—	—	4,592	20,167	24,759	(106)	2006	2021	(1)
Preserve on 51st	Bradenton, FL	35,240	9,401	46,158	—	2	9,401	46,160	55,561	(230)	2005	2021	(1)
Venue at Lockwood	Bradenton, FL	40,050	11,559	54,891	—	—	11,559	54,891	66,450	(273)	2002	2021	(1)
Raleigh Multifamily Portfolio
3201 Walnut Creek Parkway	Raleigh, NC	84,534	16,288	109,108	—	15	16,288	109,123	125,411	(407)	1985	2021	(1)
2600 Harvest Creek Place	Cary, NC	62,425	16,094	77,575	—	24	16,094	77,599	93,693	(305)	2000	2021	(1)
1000 Henrico Lane	Morrisville, NC	65,677	12,383	86,037	—	22	12,383	86,059	98,442	(344)	2000	2021	(1)
5140 Copper Ridge Drive	Durham, NC	41,617	8,733	53,561	—	5	8,733	53,566	62,299	(220)	1996	2021	(1)
100-1700 Lake Front Drive	Raleigh, NC	65,027	14,875	81,696	—	20	14,875	81,716	96,591	(335)	1986	2021	(1)
3004 Dorner Circle	Raleigh, NC	48,120	9,328	62,187	—	9	9,328	62,196	71,524	(227)	1982	2021	(1)
Carroll South Florida
Bella Vista	Boca Raton, FL	90,836	13,144	125,094	—	—	13,144	125,094	138,238	(393)	1986	2021	(1)
Centro Sunforest	Davie, FL	114,422	25,015	152,738	—	297	25,015	153,035	178,050	(493)	1989	2021	(1)
Stonybrook	Boynton Beach, FL	61,142	12,346	81,036	—	—	12,346	81,036	93,382	(227)	2001	2021	(1)
SEG Multifamily Portfolio
Alta Mill Apartments	Austell, GA	63,100	13,213	82,343	—	—	13,213	82,343	95,556	(298)	2000	2021	(1)
Arnada Pointe	Vancouver, WA	30,600	7,127	45,385	—	—	7,127	45,385	52,512	(164)	1995	2021	(1)
Ashmore Bridge Estates Apartments	Mauldin, SC	27,400	5,548	42,280	—	—	5,548	42,280	47,828	(149)	1997	2021	(1)
Audubon Park Apartments	Hanahan, SC	26,200	5,397	33,706	—	—	5,397	33,706	39,103	(123)	1991	2021	(1)
Bradford Place Apartments	Warner Robins, GA	22,300	4,687	29,271	—	—	4,687	29,271	33,958	(106)	1997	2021	(1)
Brandemere	Salem, NC	24,600	5,274	32,967	—	—	5,274	32,967	38,241	(119)	1983	2021	(1)
Brook Valley Apartments	Douglasville, GA	23,000	4,837	30,158	—	—	4,837	30,158	34,995	(110)	1990	2021	(1)
Brookmont	Waldorf, MD	12,800	3,102	19,366	—	—	3,102	19,366	22,468	(70)	1977	2021	(1)
Cascadia Pointe	Everett, WA	18,900	4,584	28,975	—	—	4,584	28,975	33,559	(105)	1990	2021	(1)
Cherrywood Village	Parker, CO	72,400	16,807	125,363	—	—	16,807	125,363	142,170	(444)	2001	2021	(1)
Coachman's Landing	Waldorf, MD	15,900	3,594	22,471	—	—	3,594	22,471	26,065	(82)	1989	2021	(1)
Crossland	Waldorf, MD	12,000	2,815	17,592	—	—	2,815	17,592	20,407	(64)	1978	2021	(1)
Cypress Pointe Apartments	Wilmington, NC	19,400	4,045	25,280	—	—	4,045	25,280	29,325	(91)	1985	2021	(1)
Durant at Sugarloaf Apartments	Lawrenceville, GA	40,000	8,390	52,333	—	2	8,390	52,335	60,725	(190)	2000	2021	(1)
Eagle Point Apartments	Knoxville, TN	62,000	13,076	151,382	—	—	13,076	151,382	164,458	(513)	1985	2021	(1)
Eastchester Ridge	High Point, NC	12,900	2,746	17,149	—	—	2,746	17,149	19,895	(62)	1980	2021	(1)
Estate on Quarry Lake Apartments	Austin, TX	45,500	9,565	59,725	—	—	9,565	59,725	69,290	(216)	1995	2021	(1)
Estates at Bellwood Apartments	Greenville, SC	15,300	3,266	20,401	—	—	3,266	20,401	23,667	(74)	1992	2021	(1)
Falls at Sope Creek	Marietta, GA	60,300	12,667	78,943	—	—	12,667	78,943	91,610	(287)	1982	2021	(1)
Forest Ridge Apartments	Knoxville, TN	76,800	16,055	185,975	—	—	16,055	185,975	202,030	(630)	1996	2021	(1)
Fox Chase	Waldorf, MD	21,700	5,630	35,037	—	—	5,630	35,037	40,667	(128)	1986	2021	(1)
Fox Hollow	High Point, NC	14,100	3,102	19,366	—	—	3,102	19,366	22,468	(70)	1986	2021	(1)
Fulton's Crossing	Everett, WA	80,800	17,927	112,945	—	—	17,927	112,945	130,872	(409)	1986	2021	(1)
Galleria Park Apartments	Warner Robins, GA	16,700	3,484	21,732	—	—	3,484	21,732	25,216	(78)	1995	2021	(1)
Gio Apartments	Plano, TX	86,900	22,546	140,590	—	—	22,546	140,590	163,136	(510)	1996	2021	(1)
Gleneagles	Waldorf, MD	35,800	7,665	47,750	—	—	7,665	47,750	55,415	(173)	2009	2021	(1)
Grande Club Apartments	Duluth, GA	36,200	7,884	49,229	—	834	7,884	50,063	57,947	(179)	1998	2021	(1)
Grande Oaks	Roswell, GA	44,600	9,373	58,394	—	—	9,373	58,394	67,767	(212)	1996	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Grove Veridian	Spartanburg, NC	12,100	2,555	15,966	—	464	2,555	16,430	18,985	(58)	1998	2021	(1)
Hunter's Run	Waldorf, MD	13,600	3,238	20,253	—	—	3,238	20,253	23,491	(74)	1985	2021	(1)
Icon on the Greenway	Gastonia, NC	24,800	5,110	31,932	—	—	5,110	31,932	37,042	(116)	1998	2021	(1)
Lee's Crossing	La Grange, GA	28,800	6,053	37,698	—	—	6,053	37,698	43,751	(137)	1991	2021	(1)
Links at Gleneagles	Waldorf, MD	38,500	8,308	51,742	—	—	8,308	51,742	60,050	(188)	2015	2021	(1)
Lodge at Mallard Creek	Charlotte, NC	35,600	7,816	48,785	—	—	7,816	48,785	56,601	(177)	1999	2021	(1)
Mirabella	Everett, WA	20,400	4,826	30,454	—	—	4,826	30,454	35,280	(110)	1989	2021	(1)
New Forest	Waldorf, MD	34,800	7,324	45,681	—	—	7,324	45,681	53,005	(166)	1988	2021	(1)
Nickel Creek	Lynnwood, WA	33,300	8,062	50,855	—	—	8,062	50,855	58,917	(184)	1986	2021	(1)
Nines Gleneagles	Waldorf, MD	20,200	4,154	25,871	—	—	4,154	25,871	30,025	(94)	2011	2021	(1)
Northtown Village Apartments	Hixson, TN	17,500	3,621	41,985	—	—	3,621	41,985	45,606	(142)	1986	2021	(1)
Northwood Apartments	Macon, GA	21,000	4,400	27,497	—	—	4,400	27,497	31,897	(99)	1996	2021	(1)
One Midtown	Wilmington, NC	34,500	7,174	44,794	—	—	7,174	44,794	51,968	(163)	2015	2021	(1)
Palm Club	Brunswick, GA	13,800	2,883	18,036	—	—	2,883	18,036	20,919	(65)	1999	2021	(1)
Parkside at the Highlands	Savannah, GA	36,100	7,461	46,568	—	—	7,461	46,568	54,029	(169)	2015	2021	(1)
Patriot Point	Spring Lake, NC	16,100	3,238	20,253	—	—	3,238	20,253	23,491	(74)	1993	2021	(1)
Quad	Wilmington, NC	15,600	3,266	20,401	—	—	3,266	20,401	23,667	(74)	1997	2021	(1)
Racquet Club	Lexington, KY	34,100	8,663	53,959	—	—	8,663	53,959	62,622	(195)	2000	2021	(1)
Ranchstone	Parker, CO	74,700	17,012	126,989	—	—	17,012	126,989	144,001	(450)	2001	2021	(1)
Retreat at Grande Lake	Brunswick, GA	22,100	4,646	28,975	—	—	4,646	28,975	33,621	(105)	2001	2021	(1)
Retreat at Hidden Bay	St. Marys, GA	15,200	3,170	19,810	—	—	3,170	19,810	22,980	(71)	1991	2021	(1)
Revival on Main	Kennesaw, GA	48,000	9,920	61,794	—	—	9,920	61,794	71,714	(225)	2016	2021	(1)
Royal Oaks Apartments	Savannah, GA	21,900	4,482	36,219	—	—	4,482	36,219	40,701	(127)	1977	2021	(1)
Saratoga	Everett, WA	17,600	4,239	26,610	—	—	4,239	26,610	30,849	(97)	1990	2021	(1)
Sheffield Greens	Waldorf, MD	41,600	8,581	53,516	—	—	8,581	53,516	62,097	(194)	2006	2021	(1)
Smoky Crossing Apartments	Seymour, TN	50,700	10,371	120,337	—	—	10,371	120,337	130,708	(407)	1997	2021	(1)
Town Park Crossing Apartments	Kennesaw, GA	43,500	9,100	56,768	—	—	9,100	56,768	65,868	(206)	1996	2021	(1)
Towne Creek	Gainesville, GA	15,800	3,307	20,549	—	—	3,307	20,549	23,856	(75)	1989	2021	(1)
Village Lakes	Waldorf, MD	13,600	3,170	19,810	—	—	3,170	19,810	22,980	(71)	1994	2021	(1)
Waterford Landing Apartments	Hermitage, TN	25,800	5,616	64,899	—	—	5,616	64,899	70,515	(219)	1998	2021	(1)
Waterstone at Murietta Apartments	Murieta, CA	83,300	18,884	117,823	—	—	18,884	117,823	136,707	(428)	1990	2021	(1)
Woodland Crossing Apartments	New Bern, NC	23,900	5,261	32,819	—	—	5,261	32,819	38,080	(119)	1998	2021	(1)
Woodland Park Apartments	Greensboro, NC	15,000	3,484	27,201	—	—	3,484	27,201	30,685	(95)	1984	2021	(1)
Wyndchase Bellevue Apartments	Nashville, TN	31,300	6,531	75,691	—	—	6,531	75,691	82,222	(256)	1998	2021	(1)
National Affordable Housing Portfolio
Centre Court	Bradenton, FL	19,912	5,335	29,299	—	—	5,335	29,299	34,634	(36)	2000	2021	(1)
Commander Place	Orlando, FL	26,215	5,713	31,374	—	—	5,713	31,374	37,087	(38)	1996	2021	(1)
Pasco Woods	Wesley Chapel, FL	21,522	4,511	24,772	—	—	4,511	24,772	29,283	(31)	2000	2021	(1)
Pemberly Palms	Vero Beach, FL	19,711	4,645	25,507	—	—	4,645	25,507	30,152	(31)	1996	2021	(1)
Harris Branch	Austin, TX	37,444	7,048	51,379	—	—	7,048	51,379	58,427	(60)	2007	2021	(1)
Park Place Loyola	Austin, TX	37,884	6,468	47,157	—	—	6,468	47,157	53,625	(56)	2008	2021	(1)
Santoras Villas	Austin, TX	28,036	5,111	37,263	—	—	5,111	37,263	42,374	(44)	2008	2021	(1)
Villas Shaver	Pasadena, TX	17,211	3,182	23,197	—	—	3,182	23,197	26,379	(27)	2008	2021	(1)
Chelsea Commons	Greenacres, FL	34,145	12,348	44,910	—	—	12,348	44,910	57,258	(59)	1999	2021	(1)
Colony Park	West Palm Beach, FL	19,407	6,626	24,101	—	—	6,626	24,101	30,727	(32)	2002	2021	(1)
Forest Glen	Durham, NC	13,862	2,975	10,821	—	—	2,975	10,821	13,796	(14)	2001	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Grande Court Sarasota	North Port, FL		14,811	5,010	18,221	—	—	5,010	18,221	23,231	(24)	2005	2021	(1)
Hampton Ridge Jax	Jacksonville, FL		8,536	2,476	9,005	—	—	2,476	9,005	11,481	(12)	1990	2021	(1)
Mayflower Harbor	Lehi, UT		31,810	9,050	32,915	—	—	9,050	32,915	41,965	(44)	1999	2021	(1)
Rose Cove SLC	Farmington, UT		16,051	4,649	16,909	—	—	4,649	16,909	21,558	(23)	2002	2021	(1)
San Marcos Villas	Lake Park, FL		51,145	18,054	65,663	—	—	18,054	65,663	83,717	(87)	2003	2021	(1)
Venice Cove FLL	Ft Lauderdale, FL		17,583	5,878	21,379	—	—	5,878	21,379	27,257	(28)	2003	2021	(1)
Central Park Portfolio										-
7575 Town Center	Denver, CO		115,332	21,500	153,357	—	—	21,500	153,357	174,857	(169)	2017	2021	(1)
Aster East	Denver, CO		91,059	16,988	121,172	—	—	16,988	121,172	138,160	(134)	2019	2021	(1)
Aster West	Denver, CO		68,180	12,727	90,780	—	—	12,727	90,780	103,507	(101)	2014	2021	(1)
Aster North	Denver, CO		31,227	5,845	41,693	—	—	5,845	41,693	47,538	(46)	2016	2021	(1)
Aster South	Denver, CO		20,952	3,931	28,036	—	—	3,931	28,036	31,967	(31)	2014	2021	(1)
Botanica Town Center	Denver, CO		40,350	7,234	51,600	—	—	7,234	51,600	58,834	(57)	2004	2021	(1)
Crescent Flats	Denver, CO		35,575	6,497	46,344	—	—	6,497	46,344	52,841	(51)	2004	2021	(1)

Total Multifamily Properties			$7,620,563	$1,690,961	$9,993,333	$6,582	$27,006	$1,697,543	$10,020,339	$11,717,882	$(182,691)

Single-Family Rental Properties
Single-Family Rental Joint Venture	Various		$69,840	$39,012	$61,403	$—	$—	$39,012	$61,403	$100,415	$(363)	Various	2021	(1)
Sunbelt Single-Family Rental Portfolio	Various		613,840	265,138	751,169	—	—	265,138	751,169	1,016,307	(874)	Various	2021	(1)

Total Single-Family Rental Properties			$683,680	$304,150	$812,572	$—	$—	$304,150	$812,572	$1,116,722	$(1,237)

Hospitality properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	(3)	$47,948	$13,890	$33,673	$7	$165	$13,897	$33,838	$47,735	$(2,780)	2015	2019	(1)
Residence Inn Tampa	Tampa, FL		21,963	7,826	33,325	644	128	8,470	33,453	41,923	(2,632)	2001	2019	(1)
Courtyard by Marriott Fort Myers	Fort Myers, FL		14,703	5,522	21,035	567	86	6,089	21,121	27,210	(1,687)	2007	2019	(1)
TownePlace Suites Tampa	Tampa, FL		11,708	5,064	16,712	407	68	5,471	16,780	22,251	(1,329)	2008	2019	(1)
Residence Inn Cleveland	Cleveland, OH	(3)	—	2,867	19,944	181	457	3,048	20,401	23,449	(1,650)	1997	2019	(1)
Residence Inn Little Rock	Little Rock, AR		13,463	2,410	16,472	185	69	2,595	16,541	19,136	(1,271)	2013	2019	(1)
Hampton Inn Knoxville	Knoxville, TN		9,211	1,343	12,868	570	51	1,913	12,919	14,832	(1,071)	2011	2019	(1)
Springhill Suites Fort Myers	Fort Myers, FL		8,510	4,658	7,484	519	45	5,177	7,529	12,706	(657)	2006	2019	(1)

Total Hospitality Properties			$127,506	$43,580	$161,513	$3,080	$1,069	$46,660	$162,582	$209,242	$(13,077)

Industrial properties:
Midwest Industrial Portfolio
201 Swift Road	Addison, IL	(4)	$210,027	$2,134	$5,578	$13	$(106)	$2,147	$5,472	$7,619	$(440)	1995	2019	(1)
221 Swift Road	Addison, IL	(4)	—	2,230	7,553	14	(12)	2,244	7,541	9,785	(611)	1995	2019	(1)
13005 Hamlin Court	Alsip, IL	(4)	—	1,813	4,623	11	(10)	1,824	4,613	6,437	(447)	2014	2019	(1)
1695 Glen Ellyn Drive	Glendale Heights, IL	(4)	—	2,206	4,769	14	(12)	2,220	4,757	6,977	(416)	2006	2019	(1)
845 Telser Road	Lake Zurich, IL	(4)	—	1,370	2,325	8	(8)	1,378	2,317	3,695	(226)	2016	2019	(1)
1245-1247 Lakeside Drive	Romeoville, IL	(4)	—	1,461	4,059	9	(9)	1,470	4,050	5,520	(402)	1998	2019	(1)
775 Commerce Parkway West Drive	Greenwood, IN	(4)	—	1,314	10,189	8	(6)	1,322	10,183	11,505	(650)	2014	2019	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
999 Gerdt Court	Greenwood, IN	(4)	—	1,268	6,364	8	(6)	1,276	6,358	7,634	(546)	2001	2019	(1)
1600-1640 Northwind Pkwy	Hobart, IN	(4)	—	879	3,010	5	(5)	884	3,005	3,889	(288)	2007	2019	(1)
1650 Northwind Pkwy	Hobart, IN	(4)	—	860	2,954	5	(5)	865	2,949	3,814	(307)	2007	2019	(1)
1701-21 Northwind Pkwy	Hobart, IN	(4)	—	1,264	5,974	8	(6)	1,272	5,968	7,240	(491)	2005	2019	(1)
1851 Northwind Parkway	Hobart, IN	(4)	—	1,477	2,077	9	(8)	1,486	2,069	3,555	(264)	2015	2019	(1)
1901-51 Northwind Pkwy	Hobart, IN	(4)	—	1,800	9,550	11	(9)	1,811	9,541	11,352	(815)	2006	2019	(1)
6241 Northwind Pkwy	Hobart, IN	(4)	—	1,946	8,402	126	(10)	2,072	8,392	10,464	(759)	2008	2019	(1)
6451 Northwind Parkway	Hobart, IN	(4)	—	2,782	8,375	17	(15)	2,799	8,360	11,159	(722)	2016	2019	(1)
8401 Bearing Drive	Indianapolis, IN	(4)	—	3,159	13,189	20	(17)	3,179	13,172	16,351	(987)	2015	2019	(1)
8411 Bearing Drive	Indianapolis, IN	(4)	—	1,448	6,515	9	(8)	1,457	6,507	7,964	(465)	2015	2019	(1)
8461 Bearing Drive	Indianapolis, IN	(4)	—	1,337	10,188	8	(6)	1,345	10,182	11,527	(657)	2015	2019	(1)
101 45th Street	Munster, IN	(4)	—	3,968	20,213	186	898	4,154	21,111	25,265	(1,930)	1991	2019	(1)
215 45th Street	Munster, IN	(4)	—	1,209	3,473	7	(7)	1,216	3,466	4,682	(352)	1999	2019	(1)
225 45th Street	Munster, IN	(4)	—	1,112	2,741	7	79	1,119	2,820	3,939	(273)	2000	2019	(1)
235 West 45th Street	Munster, IN	(4)	—	1,163	1,847	7	(7)	1,170	1,840	3,010	(236)	2000	2019	(1)
333 45th Street	Munster, IN	(4)	—	3,378	7,839	21	(18)	3,399	7,821	11,220	(847)	1999	2019	(1)
480 West 45th Street	Munster, IN	(4)	—	1,542	6,356	10	(9)	1,552	6,347	7,899	(545)	2003	2019	(1)
3890 Perry Boulevard	Whitestown, IN	(4)	—	698	4,491	4	(32)	702	4,459	5,161	(316)	2008	2019	(1)
4750 S Indianapolis Rd	Whitestown, IN	(4)	—	3,167	14,293	20	(16)	3,187	14,277	17,464	(1,169)	2016	2019	(1)
4990 Indianapolis Road	Whitestown, IN	(4)	—	1,668	8,319	10	(9)	1,678	8,310	9,988	(620)	2016	2019	(1)
5701 Meadows Drive	Grove City, OH	(4)	—	2,166	10,542	13	(11)	2,179	10,531	12,710	(947)	1997	2019	(1)
5900 Meadows Drive	Grove City, OH	(4)	—	2,369	11,916	15	(12)	2,384	11,904	14,288	(1,067)	1997	2019	(1)
2240 Creekside Parkway	Lockbourne, OH	(4)	—	2,300	7,010	14	(12)	2,314	6,998	9,312	(599)	2012	2019	(1)
4410 North 132nd Street	Butler, WI	(4)	—	1,248	6,383	8	251	1,256	6,634	7,890	(547)	1998	2019	(1)
4700 North Ironwood Drive	Butler, WI	(4)	—	1,510	7,222	9	287	1,519	7,509	9,028	(601)	2000	2019	(1)
W234 N2091 Ridgeview Parkway Court	Butler, WI	(4)	—	1,965	7,508	12	(11)	1,977	7,497	9,474	(622)	2002	2019	(1)
Marshfield Industrial Portfolio	Baltimore, MD		106,698	21,720	139,433	187	4	21,907	139,437	161,344	(5,210)	Various	2020	(1)
Airport Logistics Park	Nashville, TN		35,000	7,031	53,728	—	—	7,031	53,728	60,759	(2,233)	Various	2020	(1)
Denver/Boulder Industrial Portfolio
321 Taylor Avenue	Louisville, CO		12,514	3,006	15,435	—	7	3,006	15,442	18,448	(415)	1998	2021	(1)
1900 Taylor Avenue	Louisville, CO		20,138	5,746	25,386	—	—	5,746	25,386	31,132	(556)	2015	2021	(1)
2000 Taylor Avenue	Louisville, CO		21,382	5,999	30,674	—	253	5,999	30,927	36,926	(675)	2016	2021	(1)
2035 Taylor Avenue	Louisville, CO		18,328	4,122	20,497	—	—	4,122	20,497	24,619	(410)	2018	2021	(1)
1775 Cherry Street	Louisville, CO		19,377	4,726	25,499	—	—	4,726	25,499	30,225	(549)	2008	2021	(1)
1900 Cherry Street	Louisville, CO		15,935	2,581	18,089	—	—	2,581	18,089	20,670	(359)	2014	2021	(1)
1960 Cherry Street	Louisville, CO		9,014	2,265	9,133	—	—	2,265	9,133	11,398	(199)	2015	2021	(1)
1795 Dogwood Street	Louisville, CO		18,027	4,035	23,343	—	—	4,035	23,343	27,378	(518)	2006	2021	(1)
1886 Prairie Way	Louisville, CO		14,173	3,060	13,277	—	—	3,060	13,277	16,337	(333)	2000	2021	(1)
195 CTC Boulevard	Louisville, CO		9,282	2,652	10,195	—	3	2,652	10,198	12,850	(237)	2008	2021	(1)
633 CTC Boulevard	Louisville, CO		24,663	6,351	33,818	—	—	6,351	33,818	40,169	(687)	2017	2021	(1)
346 Arthur Avenue	Louisville, CO		8,613	3,201	11,109	—	—	3,201	11,109	14,310	(300)	2000	2021	(1)
1480 Arthur Avenue	Louisville, CO		13,590	4,303	16,770	—	—	4,303	16,770	21,073	(435)	2000	2021	(1)
600 Tech Court	Louisville, CO		18,191	4,905	24,778	—	—	4,905	24,778	29,683	(507)	2020	2021	(1)
700 Tech Court	Louisville, CO		14,000	5,219	18,522	—	—	5,219	18,522	23,741	(363)	2018	2021	(1)
725 Tech Court	Louisville, CO		25,867	5,780	15,126	—	1,690	5,780	16,816	22,596	(327)	2021	2021	(1)
Independence Logistics Park
359 Old Underwood Road	La Porte, TX	(5)	117,000	9,786	53,113	—	—	9,786	53,113	62,899	(1,345)	2007	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
359 Pike Court	La Porte, TX	(5)	—	9,007	45,772	—	—	9,007	45,772	54,779	(1,288)	2008	2021	(1)
10025 Porter Road	La Porte, TX	(5)	—	2,836	11,629	—	—	2,836	11,629	14,465	(318)	2018	2021	(1)
10051 Porter Road	La Porte, TX	(5)	—	3,171	15,890	—	—	3,171	15,890	19,061	(395)	2007	2021	(1)
10052 PorterRoad	La Porte, TX	(5)	—	2,820	14,759	—	—	2,820	14,759	17,579	(331)	2009	2021	(1)
10100 Porter Road	La Porte, TX	(5)	—	3,046	8,154	—	—	3,046	8,154	11,200	(215)	2005	2021	(1)
Reno Logistics Portfolio
475 Lillard Drive	Sparks, NV	(6)	266,000	2,671	36,429	—	—	2,671	36,429	39,100	(702)	1994	2021	(1)
775 Lillard Drive	Sparks, NV	(6)	—	10,861	15,573	—	—	10,861	15,573	26,434	(396)	1996	2021	(1)
850 Spice Islands	Sparks, NV	(6)	—	2,104	7,331	—	—	2,104	7,331	9,435	(168)	1986	2021	(1)
1800 Deming Way	Sparks, NV	(6)	—	1,669	7,368	—	—	1,669	7,368	9,037	(152)	1979	2021	(1)
10855 Lear	Sparks, NV	(6)	—	2,692	24,603	—	—	2,692	24,603	27,295	(498)	2007	2021	(1)
Sparks Business Center	Sparks, NV	(6)	—	9,936	22,844	—	—	9,936	22,844	32,780	(632)	1996	2021	(1)
1185 South Rock	Sparks, NV	(6)	—	3,815	9,484	—	—	3,815	9,484	13,299	(424)	2005	2021	(1)
210 Lyon Drive	Sparks, NV	(6)	—	667	6,890	—	—	667	6,890	7,557	(153)	1981	2021	(1)
12040 Moya	Sparks, NV	(6)	—	2,996	28,611	—	11	2,996	28,622	31,618	(558)	2006	2021	(1)
10990 Lear	Sparks, NV	(6)	—	2,464	17,991	—	—	2,464	17,991	20,455	(402)	2000	2021	(1)
10991 Lear	Sparks, NV	(6)	—	2,397	26,376	—	37	2,397	26,413	28,810	(580)	1998	2021	(1)
855 Greg Street	Sparks, NV	(6)	—	3,347	14,167	—	—	3,347	14,167	17,514	(333)	1991	2021	(1)
1823-1879 Deming Way	Sparks, NV	(6)	—	1,431	6,598	—	—	1,431	6,598	8,029	(137)	1980	2021	(1)
12755 Moya	Sparks, NV	(6)	—	1,373	8,505	—	—	1,373	8,505	9,878	(204)	1992	2021	(1)
12055 Sage Point	Sparks, NV	(6)	—	2,847	26,630	—	—	2,847	26,630	29,477	(572)	1998	2021	(1)
1802 Brierly Way	Sparks, NV	(6)	—	1,928	31,756	—	—	1,928	31,756	33,684	(681)	1995	2021	(1)
1755 Purina Way	Sparks, NV	(6)	—	2,773	10,195	—	—	2,773	10,195	12,968	(303)	1977	2021	(1)
1550 Greg Street	Sparks, NV	(6)	—	3,374	3,780	—	—	3,374	3,780	7,154	(140)	1997	2021	(1)
6995 Resource Blvd	Sparks, NV	(6)	—	1,557	18,501	—	—	1,557	18,501	20,058	(405)	1995	2021	(1)
Southwest Light Industrial Portfolio
Aztec Commerceplex	Phoenix, AZ		31,757	6,423	38,777	—	—	6,423	38,777	45,200	(354)	1998	2021	(1)
Coronado Phase I	Phoenix, AZ		11,591	2,672	13,604	—	—	2,672	13,604	16,276	(136)	1998	2021	(1)
Coronado Phase II	Phoenix, AZ		30,860	7,390	36,285	—	—	7,390	36,285	43,675	(346)	1998	2021	(1)
Coronado Phase III	Phoenix, AZ		7,172	2,211	8,019	—	—	2,211	8,019	10,230	(81)	1999	2021	(1)
Coronado Phase IV	Phoenix, AZ		14,343	2,933	17,368	—	—	2,933	17,368	20,301	(155)	2001	2021	(1)
Dean Martin Drive Phase I	Las Vegas, NV		13,964	5,798	12,334	—	—	5,798	12,334	18,132	(143)	2000	2021	(1)
Dean Martin Drive Phase II	Las Vegas, NV		18,700	7,867	16,416	—	—	7,867	16,416	24,283	(191)	2000	2021
Loop 101 Phase I	Las Vegas, NV		25,354	6,968	28,795	—	—	6,968	28,795	35,763	(294)	2004	2021	(1)
Loop 101 Phase II	Phoenix, AZ		39,219	13,005	46,987	—	—	13,005	46,987	59,992	(480)	2006	2021	(1)
Phoenix Pinnacle Phase I	Phoenix, AZ		48,336	10,250	56,873	—	—	10,250	56,873	67,123	(531)	2001	2021	(1)
Phoenix Pinnacle Phase I	Phoenix, AZ		31,829	5,812	38,756	—	—	5,812	38,756	44,568	(320)	2002	2021	(1)
Phoenix Pinnacle Phase III	Phoenix, AZ		20,066	3,578	22,515	—	—	3,578	22,515	26,093	(198)	2004	2021	(1)
Tempe Southern Business Center	Phoenix, AZ		22,515	4,987	25,684	—	4	4,987	25,688	30,675	(251)	1997	2021	(1)
Wynn Road Vegas	Phoenix, AZ		18,828	7,531	18,712	—	—	7,531	18,712	26,243	(179)	1998	2021	(1)
Wynn Road Vegas East	Las Vegas, NV		6,650	2,341	6,741	—	—	2,341	6,741	9,082	(72)	1998	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Northern Italy Industrial Portfolio
Isola Vicentina 1	Vicenza Province, Italy		12,782	3,369	19,757	—	—	3,369	19,757	23,126	(215)	2017	2021	(1)
Isola Vicentina 2	Vicenza Provence, Italy		16,003	4,218	24,736	—	—	4,218	24,736	28,954	(269)	2010	2021	(1)
Settimo Torinese	Turin Province, Italy		10,448	3,939	14,907	—	—	3,939	14,907	18,846	(162)	2008	2021	(1)
Peschiera Borromeo	Milan Province, Italy		5,232	2,983	6,404	—	—	2,983	6,404	9,387	(69)	1970s/2018	2021	(1)

Total Industrial Properties			$1,383,468	$352,756	$1,667,278	$833	$3,122	$353,589	$1,670,400	$2,023,989	$(50,254)

Office properties:
Florida Office Portfolio
JTB Carlton	Jacksonville, FL	(7)	$139,173	$4,510	$13,905	$—	$449	$4,510	$14,354	$18,864	$(1,962)	1999	2019	(1)
JTB Deerwood Park	Jacksonville, FL	(7)	—	1,303	1,298	—	7	1,303	1,305	2,608	(124)	1991	2019	(1)
JTB Collier	Jacksonville, FL	(7)	—	4,540	11,050	—	88	4,540	11,138	15,678	(1,367)	2001	2019	(1)
Deerwood N 100	Jacksonville, FL	(7)	—	5,173	17,670	—	545	5,173	18,215	23,388	(2,442)	1999	2019	(1)
Deerwood N 200	Jacksonville, FL	(7)	—	5,152	14,995	—	(637)	5,152	14,358	19,510	(1,284)	2001	2019	(1)
Deerwood N 300	Jacksonville, FL	(7)	—	5,723	16,056	—	300	5,723	16,356	22,079	(1,961)	2004	2019	(1)
Deerwood N 400	Jacksonville, FL	(7)	—	5,535	18,722	—	116	5,535	18,838	24,373	(2,376)	2005	2019	(1)
Deerwood S 100	Jacksonville, FL	(7)	—	5,761	15,490	—	73	5,761	15,563	21,324	(2,354)	1996	2019	(1)
Deerwood S 200	Jacksonville, FL	(7)	—	5,548	15,976	—	103	5,548	16,079	21,627	(2,544)	1996	2019	(1)
Deerwood S 300	Jacksonville, FL	(7)	—	5,158	14,265	—	789	5,158	15,054	20,212	(2,808)	1997	2019	(1)
Deerwood S 400	Jacksonville, FL	(7)	—	5,062	13,736	—	1,389	5,062	15,125	20,187	(2,428)	1998	2019	(1)
Columbus Office Portfolio
250 High	Columbus, OH		25,242	1,527	27,449	68	14	1,595	27,463	29,058	(2,276)	2015	2019	(1)
80 on the Commons	Columbus, OH		29,309	1,486	22,615	29	1,395	1,515	24,010	25,525	(2,740)	2018	2019	(1)
60 State Street	Boston, MA		394,497	-	478,150	472	10,263	472	488,413	488,885	(32,676)	1978	2020	(1)
Nashville Office	Nashville, TN		175,000	21,647	229,183	—	838	21,647	230,021	251,668	(12,982)	2017	2020	(1)
Stonebridge Office Portfolio
Stonebridge I	Alpharetta, GA	(8)	64,500	4,618	31,103	—	244	4,618	31,347	35,965	(1,198)	2007	2021	(1)
Stonebridge II	Alpharetta, GA	(8)	—	4,098	27,708	—	59	4,098	27,767	31,865	(975)	2006	2021	(1)
Stonebridge III	Alpharetta, GA	(8)	—	6,489	42,813	—	78	6,489	42,891	49,380	(1,458)	2008	2021	(1)
M Campus B1	Meudon, France		69,130	14,522	63,636	—	—	14,522	63,636	78,158	(71)	2006	2021	(1)
M Campus B2	Meudon, France		125,975	26,442	120,442	—	—	26,442	120,442	146,884	(130)	2006	2021	(1)

Total Office Properties			$1,022,826	$134,294	$1,196,262	$569	$16,113	$134,863	$1,212,375	$1,347,238	$(76,156)

Self-Storage Properties
Morningstar Self-Storage Joint Venture
Alabaster	Alabaster, AL		$11,231	$2,313	$15,843	$—	$—	$2,313	$15,843	$18,156	$(23)	2008	2021	(1)
Alamo Ranch	San Antonio, TX		7,593	2,318	9,951	—	—	2,318	9,951	12,269	(14)	2014	2021	(1)
Babcock	San Antonio, TX		5,872	2,062	7,448	—	—	2,062	7,448	9,510	(11)	2000	2021	(1)
Bryan/College Station	College Station, TX		12,872	3,036	17,786	—	—	3,036	17,786	20,822	(25)	2009	2021	(1)
Cambell Station	Nashville, TN		10,598	4,563	12,615	—	—	4,563	12,615	17,178	(18)	2008	2021	(1)
College Street I	Charlotte, NC		6,742	2,688	8,205	—	—	2,688	8,205	10,893	(12)	2017	2021	(1)
Cornelius	Cornelius, NC		10,460	3,217	13,736	—	—	3,217	13,736	16,953	(20)	2008	2021	(1)
FL Mall	Orlando, FL		5,418	1,949	6,803	—	—	1,949	6,803	8,752	(10)	2017	2021	(1)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built	Year Acquired	Depreciable Lives(1)
Highway 78	Wylie, TX	8,522	3,098	10,714	—	—	3,098	10,714	13,812	(15)	2001	2021	(1)
Ladson	Charleston, SC	6,031	2,044	7,688	—	—	2,044	7,688	9,732	(11)	2017	2021	(1)
Lake Wylie	Lake Wylie, SC	5,477	2,928	5,947	—	—	2,928	5,947	8,875	(9)	2017	2021	(1)
Moorseville	Mooresville, NC	9,866	2,602	13,388	—	—	2,602	13,388	15,990	(19)	2007	2021	(1)
Mountain Brook	Birmingham, AL	12,457	5,723	14,463	—	—	5,723	14,463	20,186	(21)	1985	2021	(1)
OKC Bethany	Bethany, OK	4,251	1,688	5,486	—	—	1,688	5,486	7,174	(8)	1985	2021	(1)
OKC Edmond	Edmond, OK	4,310	2,550	5,282	—	—	2,550	5,282	7,832	(8)	2001	2021	(1)
OKC MacArthur	Oklahoma City, OK	5,635	1,098	7,642	—	—	1,098	7,642	8,740	(11)	2000	2021	(1)
OKC Midwest City	Midwest City, OK	7,395	1,968	9,874	—	—	1,968	9,874	11,842	(14)	1990	2021	(1)
OKC Norman	Norman, OK	6,386	1,342	8,634	—	—	1,342	8,634	9,976	(12)	2003	2021	(1)
OKC North Penn	Oklahoma City, OK	3,342	1,033	4,413	—	—	1,033	4,413	5,446	(6)	1994	2021	(1)
OKC Santa Fe	Oklahoma City, OK	4,567	1,003	6,166	—	—	1,003	6,166	7,169	(9)	2001	2021	(1)
OKC South Penn	Oklahoma City, OK	4,627	1,269	6,165	—	—	1,269	6,165	7,434	(9)	1999	2021	(1)
OKC Camden	Oklahoma City, OK	2,135	574	2,863	—	—	574	2,863	3,437	(4)	2013	2021	(1)
Rea	Waxhaw, NC	17,795	4,661	24,139	—	—	4,661	24,139	28,800	(37)	2016	2021	(1)
South Blvd	Charlotte, NC	9,570	2,519	12,957	—	—	2,519	12,957	15,476	(19)	2017	2021	(1)
West WT Harris	Charlotte, NC	14,572	3,933	19,656	—	—	3,933	19,656	23,589	(30)	1995	2021	(1)

Total Self-Storage Properties		$197,724	$62,179	$257,864	$—	$—	$62,179	$257,864	$320,043	$(375)

Medical Office:
Exchange on Erwin - Commercial	Durham, NC	$24,908	$13,492	$20,157	$—	$36	$13,492	$20,193	$33,685	$(1,783)	2007	2019	(1)
Barlow Building	Chevy Chase, MD	108,160	31,902	112,291	208	1,260	32,110	113,551	145,661	(6,911)	2019	2020	(1)

Total Medical Office Properties		$133,068	$45,394	$132,448	$208	$1,296	$45,602	$133,744	$179,346	$(8,694)

Other
Comfort Hotel Vesterbro	Copenhagen, Denmark	$50,702	$20,335	$58,315	$—	$—	$20,335	$58,315	$78,650	$(482)	1999	2021	(1)
Iberostar Las Dalias	Tenerife, Spain	55,654	26,751	37,993	—	—	26,751	37,993	64,744	(48)	1985	2021	(1)
Marketplace	West Palm Beach, FL	79,000	41,833	83,890	—	—	41,833	83,890	125,723	(171)	2014	2021	(1)

Total Other Properties		$185,356	$88,919	$180,198	$—	$—	$88,919	$180,198	$269,117	$(701)
Portfolio Total		$11,354,191	$2,722,233	$14,401,468	$11,272	$48,606	$2,733,505	$14,450,074	$17,183,579	$(333,185)

(1)	Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)	As of December 31, 2021, the aggregate cost basis for tax purposes was $16.9 billion.
(3)	These properties secure a $47.9 million mortgage note.
(4)	These properties secure a $210.0 million mortgage note.
(5)	These properties secure a $117.0 million mortgage note.
(6)	These properties secure a $266.0 million mortgage note.
(7)	These properties secure a $139.2 million mortgage note.
(8)	These properties secure a $64.5 million mortgage note.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands) – Continued

The total included on Schedule III does not include Furniture, Fixtures and Equipment totaling $264.6 million.  Accumulated Depreciation does not include $34.8 million of accumulated depreciation related to Furniture, Fixtures and Equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Real Estate:
Balance at the beginning of year	$4,626,212	$1,823,992
Additions during the year:
Land and land improvements	2,044,398	366,587
Furniture, fixtures and equipment	187,749	30,540
Building and building improvements	10,589,777	2,405,093
Balance at the end of the year	$17,448,136	$4,626,212

Accumulated Depreciation:
Balance at the beginning of the year	$(130,540)	$(25,948)
Accumulated depreciation	(237,753)	(104,592)
Balance at the end of the year	$(368,293)	$(130,540)