Form 10-Q
period 2022-03-31
Starwood Real Estate Income Trust, Inc.
filed 2022-05-10
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 10, 2022, the registrant had the following shares outstanding: 5,552,038 shares of Class T common stock, 209,116,539 shares of Class S common stock, 29,574,113 shares of Class D common stock and 226,839,317 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$17,225,002	$17,185,079
Investments in real estate debt	1,031,340	954,077
Investments in unconsolidated real estate ventures	11,351	10,422
Cash and cash equivalents	1,506,939	274,756
Restricted cash	662,445	665,799
Other assets	1,230,024	881,298
Total assets	$21,667,101	$19,971,431
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$11,286,940	$11,274,411
Secured financings on investments in real estate debt	260,697	268,181
Unsecured line of credit	—	375,000
Other liabilities	360,148	339,506
Subscriptions received in advance	500,014	496,845
Due to affiliates	471,316	513,268
Total liabilities	12,879,115	13,267,211

Commitments and contingencies	—	—
Redeemable non-controlling interest	244,880	30,502

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,358,693 and 4,648,436 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	54	46
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 188,684,149 and 154,381,036 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,887	1,544
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 27,451,364 and 22,142,299 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	275	221
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 202,379,941 and 163,624,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,024	1,636
Additional paid-in capital	9,347,732	7,388,885
Accumulated other comprehensive loss	(4,918)	(530)
Accumulated deficit and cumulative distributions	(845,384)	(757,575)
Total stockholders’ equity	8,501,670	6,634,227
Non-controlling interests in consolidated joint ventures	41,436	39,491
Total equity	8,543,106	6,673,718
Total liabilities and equity	$21,667,101	$19,971,431

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$317,370	$98,107
Other revenue	13,275	7,644
Total revenues	330,645	105,751
Expenses
Property operating	132,998	42,880
General and administrative	8,417	2,706
Management fees	34,155	7,420
Performance participation allocation	87,126	8,708
Depreciation and amortization	224,759	54,796
Total expenses	487,455	116,510
Other income (expense)
Income (loss) from unconsolidated real estate ventures	929	(22)
Income from investments in real estate debt	2,821	8,794
Interest expense	(77,869)	(25,549)
Other income, net	257,294	7,405
Total other income (expense)	183,175	(9,372)
Net income (loss)	$26,365	$(20,131)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(923)	$21
Net (income) loss attributable to non-controlling interests in Operating Partnership	(582)	221
Net income (loss) attributable to stockholders	$24,860	$(19,889)
Net income (loss) per share of common stock, basic and diluted	$0.06	$(0.19)
Weighted-average shares of common stock outstanding, basic and diluted	396,286,900	106,818,450

Comprehensive income (loss):
Net income (loss)	$26,365	$(20,131)
Other comprehensive loss item:
Foreign currency translation adjustments	(4,388)	—
Other comprehensive loss	$(4,388)	$—
Comprehensive income (loss)	$21,977	$(20,131)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated	Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Other Comprehensive Loss	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	8	346	54	388	2,067,025	—	—	2,067,821	—	2,067,821
Offering costs	—	—	—	—	(93,736)	—	—	(93,736)	—	(93,736)
Distribution reinvestments	—	8	1	7	44,724	—	—	44,740	—	44,740
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(11)	(1)	(7)	(46,991)	—	—	(47,010)	—	(47,010)
Net income ($582 allocated to redeemable non- controlling interest)	—	—	—	—	—	—	24,860	24,860	923	25,783
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,686	1,686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(664)	(664)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	—	(112,669)	(112,669)	—	(112,669)
Other comprehensive loss, net	—	—	—	—	—	(4,388)	—	(4,388)	—	(4,388)
Allocation to redeemable non- controlling interest	—	—	—	—	(12,381)	—	—	(12,381)	—	(12,381)
Balance at March 31, 2022	$54	$1,887	$275	$2,024	$9,347,732	$(4,918)	$(845,384)	$8,501,670	$41,436	$8,543,106

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

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$26,365	$(20,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Management fees	34,155	7,420
Performance participation allocation	87,126	8,708
Depreciation and amortization	224,759	54,796
Amortization of deferred financing costs	8,757	814
Straight-line rent amortization	(3,616)	(2,381)
Deferred income amortization	(2,823)	(439)
Unrealized gain on changes in fair value of financial instruments	(246,517)	(12,884)
Foreign currency loss	6,456	5,680
Amortization of restricted stock grants	206	53
(Income) loss from unconsolidated real estate ventures	(929)	22
Other items	45	11
Change in assets and liabilities
Decrease (increase) in other assets	11,118	(435)
(Decrease) increase in due to affiliates	(1,286)	1,001
(Decrease) increase in other liabilities	(18,685)	8,039
Net cash provided by operating activities	125,131	50,274
Cash flows from investing activities
Acquisitions of real estate	(223,813)	(147,263)
Capital improvements to real estate	(19,663)	(6,430)
Investment in unconsolidated real estate ventures	—	(235)
Origination and purchase of investments in real estate debt	(109,229)	(504,692)
Purchase of real estate-related equity securities	(85,653)	—
Proceeds from paydown of principal and settlement of investments in real estate debt	7,907	12,374
Net cash used in investing activities	(430,451)	(646,246)
Cash flows from financing activities
Proceeds from issuance of common stock, net	1,539,527	491,593
Offering costs paid	(20,053)	(5,720)
Subscriptions received in advance	500,014	231,243
Repurchase of common stock	(47,010)	(12,259)
Borrowings from mortgage notes and revolving credit facility	27,120	112,158
Repayments of mortgage notes and revolving credit facility	(386,342)	(47,775)
Repayments under secured financings on investments in real estate debt, short term net	—	(42,557)
Borrowings under secured financings on investments in real estate debt	—	140,150
Repayments under secured financings on investments in real estate debt	—	(65,697)
Payment of deferred financing costs	(1,382)	(161)
Contributions from non-controlling interests	1,686	—
Distributions to non-controlling interests	(664)	(304)
Distributions	(62,507)	(14,025)
Net cash provided by financing activities	1,550,389	786,646
Effect of exchange rate changes	(16,240)	—
Net change in cash and cash equivalents and restricted cash	1,228,829	190,674
Cash and cash equivalents and restricted cash at the beginning of the period	940,555	293,411
Cash and cash equivalents and restricted cash at the end of the period	$2,169,384	$484,085
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,506,939	$199,149
Restricted cash	662,445	284,936
Total cash and cash equivalents and restricted cash	$2,169,384	$484,085
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,902	$16,824
Supplemental disclosure of non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$83,717	$27,626
Redeemable non-controlling interest issued as settlement for performance participation allocation	$204,225	$15,061
Accrued distributions	$40,928	$11,431
Distribution reinvestment	$44,740	$14,101
Allocation to redeemable non-controlling interest	$12,381	$839

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company continues to diversify its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate debt, including loans secured by real estate and real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of March 31, 2022, the Company owned 391 real estate properties, 2,708 single-family rental homes, one investment in an unconsolidated real-estate venture and 58 positions in real estate debt investments. The Company currently operates in seven reportable segments:  Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments have been combined within the Other segment and previous amounts have been recasted. Financial results by segment are reported in Note 14.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). The Company reallocated $1,700,000,000 in shares from its distribution reinvestment plan to its primary offering, and as a result, is now offering up to $9,700,000,000 in shares in its primary offering and up to $300,000,000 in shares pursuant to its distribution reinvestment plan. On February 8, 2022, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its second follow-on public offering, which the Company anticipates will become effective in 2022. As of March 31, 2022, the Company had received aggregate net proceeds of $9.6 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reflect unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps from “Interest expense” to “Other income, net” for the three months ended March 31, 2021 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Such reclassification had no effect on the previously reported totals included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the

Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests.

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

Repairs and maintenance are expensed to operations as incurred and are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental revenue on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain of the Company’s investments in real estate are subject to a ground lease, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized. The Company calculates the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments, and adjusting the ROU asset for any existing straight-line ground rent liability and acquired ground lease intangibles. The Company’s estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate.  The lease liability is included as a component of Other liabilities and the related ROU asset is recorded as a component of Investments in real estate, net on the Company’s Condensed Consolidated Balance Sheets. The amortization of the above-market and below-market ground lease is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Condensed Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. During the periods presented, no such impairment occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company has elected to classify its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company elected the fair value option (“FVO”) for its loans secured by real estate. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest income from the Company’s investments in real estate-related securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Such items are recorded as components of Income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Aggregate foreign currency translation and transaction gains or (losses) included in operations totaled ($6.5) million and ($5.7) million for the three months ended March 31, 2022 and 2021, respectively. These amounts are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2022, the Company recognized $12.7 million of unrealized losses on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

The Company’s derivative financial instruments are reported at fair value. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). As of March 31, 2022, the Company held 20 interest rate caps with an aggregate notional value of $6.9 billion, two interest rate caps with an aggregate notional value of €88 million, one interest rate cap with an aggregate notional value of kr301.5 million associated with the Danish investment and three interest rate swaps with an aggregate notional value of $323.4 million. The resulting unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized $269.6 million and $7.6 million of net unrealized gains on its interest rate derivatives during the three months ended March 31, 2022 and 2021, respectively.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of March 31, 2022, the Company held two GBP, 17 EUR, six DKK and one NOK foreign currency swaps, with an aggregate notional value of £166 million, €213 million, kr290 million, and kr881 million, respectively.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash, cash equivalents and restricted cash and other financial instruments, approximate their carrying or contract value. The fair value of the term loan approximates the par value because the loan is pre-payable at the option of the borrower at any time.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$557,346	$473,994	$1,031,340	$—	$466,475	$487,602	$954,077
Equity securities	235,198	—	—	235,198	172,236	—	—	172,236
Derivatives	—	465,811	—	465,811	—	194,053	—	194,053
Total	$235,198	$1,023,157	$473,994	$1,732,349	$172,236	$660,528	$487,602	$1,320,366

Liabilities:
Derivatives	$—	$3,003	$—	$3,003	$—	$1,398	$—	$1,398
Total	$—	$3,003	$—	$3,003	$—	$1,398	$—	$1,398

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2021	$487,602
Purchases	—
Included in net income
Foreign exchange	(13,608)
Unrealized gain (loss)	—
Balance as of March 31, 2022	$473,994

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$473,994	Par Value	Par	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2022, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $74.8 million below the outstanding principal balance.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense.  Deferred financing costs related to the Company’s revolving credit facility and its Unsecured line of credit (as defined below) are recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets and amortized over the life of the related lease.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased asset. In most instances this occurs on the lease commencement date. At the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and reported as Rental revenues in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with its investments, the Company has acquired assets subject to loan programs designed to encourage housing development. The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, deferred income related to these loans amounted to $4.8 million and $5.0 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2022 and 2021, Other revenue related to these loans amounted to $0.2 million and $0.2 million, respectively.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60-month period, which commenced in January 2020.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2022 and December 31, 2021:

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

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Follow-on Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of March 31, 2022 and December 31, 2021, the Company had accrued $365.6 million and $291.5 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three months ended March 31, 2022 and 2021, the Company recognized an income tax benefit of $0.1 million and income tax expense of ($0.1) million, respectively, within Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2022 and December 31, 2021, the Company recorded a net deferred tax liability of $14.0 million primarily due to assumed capital gains from two European investments and $8.6 million primarily due to assumed capital gains from a European investment, respectively, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Net Earnings (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. Diluted income (loss) per share is computed by dividing net income (loss) attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical for the periods ended March 31, 2022 and 2021, for both basic and diluted shares. No adjustments were made to the denominator of the earnings per share for the three-month ended March 31, 2022 because the inclusion of non-controlling interest in the Operating Partnership would require that the share of Operating Partnership income attributable to such interests be added back to net income, therefore, resulting in no effect on earnings per share.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Building and building improvements	$14,793,851	$14,450,074
Land and land improvements	2,574,002	2,733,505
Furniture, fixtures and equipment	268,144	264,557
Right of use asset - operating lease(1)	105,236	105,236
Total	17,741,233	17,553,372
Accumulated depreciation and amortization	(516,231)	(368,293)
Investments in real estate, net	$17,225,002	$17,185,079

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the three months ended March 31, 2022, the Company acquired interests in three properties, which were comprised of two industrial properties and one self-storage property. Additionally, the Company acquired 114 single-family rental homes. During the year ended December 31, 2021, the Company acquired interests in 244 properties, which were comprised of 151 multifamily properties, 60 industrial properties, 25 self-storage properties, five office buildings, and three other properties. Additionally, the Company acquired 2,595 single-family rental homes during the year ended December 31, 2021.

The following table provides details of the properties acquired during the three months ended March 31, 2022 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Single-family rental	2	N/A (2)	114 units	$42,888
Industrial	1	2	0.37 sq. ft.	107,393
Self-storage	1	1	0.09 sq. ft.	42,091
	4	3		$192,372

(1)	Purchase price is inclusive of acquisition-related costs.
(2)	Includes a 95% interest in 114 consolidated single-family rental homes.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2022 ($ in thousands):

Amount
Building and building improvements	$127,427
Land and land improvements	57,858
Furniture, fixtures and equipment	347
In-place lease intangibles	3,912
Above-market lease intangibles	2,670
Below-market lease intangibles	(531)
Total purchase price (1)	$191,683
Non-controlling interest	(2,966)
Net purchase price	$188,717

(1)	Purchase price excludes acquisition-related costs of $0.7 million.

The weighted-average amortization periods for the above-market lease intangibles, acquired in-place lease intangibles and below-market lease intangibles for the properties acquired during the three months ended March 31, 2022 were three years, five years and six years, respectively.

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Condensed Consolidated Balance Sheets. The Company’s investment in the Joint Venture totaled $11.4 million and $10.4 million as of March 31, 2022 and December 31, 2021, respectively.  The Company’s income (loss) from its investment in the Joint Venture is presented in Income (loss) from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $0.9 million and an insignificant amount for the three months ended March 31, 2022 and 2021, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Intangible assets: (1)
In-place lease intangibles	$455,095	$448,447
Above-market lease intangibles	40,188	36,696
Other	45,595	43,653
Total intangible assets	540,878	528,796
Accumulated amortization:
In-place lease amortization	(222,149)	(144,663)
Above-market lease amortization	(9,637)	(7,718)
Other	(9,540)	(7,300)
Total accumulated amortization	(241,326)	(159,681)
Intangible assets, net	$299,552	$369,115
Intangible liabilities: (2)
Below-market lease intangibles	$66,475	$65,143
Total intangible liabilities	66,475	65,143
Accumulated amortization:
Below-market lease amortization	(11,645)	(9,523)
Total accumulated amortization	(11,645)	(9,523)
Intangible liabilities, net	$54,830	$55,620

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2022 (remaining)	$57,155	$4,991	$5,400	$(6,574)
2023	43,027	6,141	5,613	(8,112)
2024	30,204	4,641	5,599	(6,419)
2025	23,269	3,272	5,192	(4,982)
2026	16,161	2,674	2,507	(4,732)
Thereafter	63,130	8,832	11,744	(24,011)
	$232,946	$30,551	$36,055	$(54,830)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of March 31, 2022 and December 31, 2021 ($ in thousands):

		March 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.12%	November 7, 2045	$157,991	$156,659
CMBS - floating	3	L + 5.31%	March 15, 2035	109,175	109,124
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	288,942
CMBS - fixed	1	6.26%	July 25, 2039	2,507	2,621
Total real estate securities	57	3.92%	September 19, 2039	566,601	557,346
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	473,994
Total investments in real estate debt	58	4.63%	June 2, 2033	$1,071,141	$1,031,340

		December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	50	3.07%	July 9, 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 25, 2039	2,522	2,701
Total real estate debt securities	55	3.34%	January 5, 2041	465,050	466,475
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	487,602
Total investments in real estate debt	56	4.41%	April 8, 2033	$969,590	$954,077

(1)	The term “L” refers to the relevant benchmark rates, which include one-month LIBOR, one-month SOFR and SONIA, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The majority of the Company’s investments in real estate securities consist of non-agency RMBS and CMBS.

The Company’s investments in real estate debt include CMBS collateralized by properties owned by Starwood-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

Fair Value
	March 31, 2022	December 31, 2021
CMBS	$398,066	$295,465
Total	$398,066	$295,465

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three months ended March 31, 2022, the Company recorded net unrealized losses on its investments in real estate securities of ($10.5) million. During the three months ended March 31, 2021, the Company recorded net unrealized losses on its investments in real estate securities of ($0.3) million. Such amounts are recorded as a component of Income (loss) from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of March 31, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	March 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.00%	9/20/2030	N/A	$3,105,544	$3,110,689
Total fixed rate loans				3,105,544	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.76%	2/11/2026	N/A	7,066,776	7,052,819
Variable rate revolving credit facility (4)	L + 1.85%	12/1/2023	$1,200,000	1,190,683	1,190,683
Total variable rate loans				8,257,459	8,243,502
Total loans secured by the Companyʾs properties				11,363,003	11,354,191
Deferred financing costs, net				(76,661)	(80,410)
Premium on assumed debt, net				598	630
Mortgage notes and revolving credit facility, net				$11,286,940	$11,274,411

(1)	The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, one-month SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)

The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of March 31, 2022 and for loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed ($ in thousands):

Year	Amount
2022 (remaining)	$658,234
2023	1,478,244
2024	484,320
2025	740,796
2026	4,829,530
Thereafter	3,171,879
Total	$11,363,003

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $86.6 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of March 31, 2022.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”). Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three–month U.S. dollar-denominated LIBOR to the Sterling Overnight Index Average (“SONIA”). The Barclays RA interest rate is now equal to the SONIA daily non-cumulative EFR rate plus a spread.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			March 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	SONIA + 2.50%	$473,994	$260,697
			$473,994	$260,697

			December 31, 2021
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$487,602	$268,181
			$487,602	$268,181

(1)	Represents the fair value of the Company’s term loan investment.

8.	Unsecured Line of Credit

On December 16, 2020, the Company entered into an unsecured line of credit (the “Line of Credit”) for $100 million with multiple banks. During July 2021 additional banks were added under the Line of Credit, and the total borrowing capacity was increased to $450 million. The Line of Credit expires on December 16, 2023, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated LIBOR plus 3.0%. The repayment of the Line of Credit is guaranteed by the Company. There were no outstanding borrowings and $375 million outstanding on the line of credit as of March 31, 2022 and December 31, 2021, respectively.

9.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2022	December 31, 2021
Derivative instruments	$465,811	$194,053
Intangible assets, net	299,552	369,115
Equity securities	235,198	172,236
Receivables	110,101	103,049
Acquisition deposits	94,749	13,422
Prepaid expenses	8,202	15,871
Interest receivable	5,702	5,337
Deferred financing costs, net	5,472	6,723
Other	5,237	1,492
Total	$1,230,024	$881,298

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$87,989	$89,625
Intangible liabilities, net	54,830	55,620
Real estate taxes payable	50,683	53,423
Distributions payable	40,928	32,696
Tenant security deposits	36,725	36,509
Accrued interest expense	21,765	16,399
Deferred tax liability	14,042	8,599
Right of use liability - operating leases	12,493	12,499
Deferred income	8,937	7,467
Derivative instruments	3,003	1,398
Other	28,753	25,271
Total	$360,148	$339,506

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

As of March 31, 2022, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three months ended March 31, 2022
	Class T	Class S	Class D	Class I	Total
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271
Common stock shares issued	683,879	34,567,565	5,235,258	38,690,768	79,177,470
Distribution reinvestment plan shares issued	28,927	799,492	148,140	742,812	1,719,371
Common stock shares repurchased	(2,549)	(1,063,944)	(74,333)	(678,139)	(1,818,965)
March 31, 2022	5,358,693	188,684,149	27,451,364	202,379,941	423,874,147

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

For the three months ended March 31, 2022, the Company repurchased 1,818,965 shares of common stock representing a total of $47.0 million. The Company had no unfulfilled repurchase requests as of March 31, 2022.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2022:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0552)	(0.0552)	(0.0161)	—
Net distributions declared per share of common stock	$0.2553	$0.2553	$0.2944	$0.3105

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2022, the Company recorded an allocation adjustment of $12.4 million between Additional paid-in capital and Redeemable non-controlling interest.

The following table summarizes the Redeemable non-controlling interest activity for the three months ended March 31, 2022 and 2021 ($ in thousands):

	March 31, 2022	March 31, 2021
Balance at the beginning of the year	$30,502	$10,409
Settlement of performance participation allocation	204,225	15,061
GAAP income (loss) allocation	582	(221)
Distributions	(2,810)	(366)
Fair value allocation	12,381	839
Ending balance	$244,880	$25,722

11.	Related Party Transactions

Acquisition of Investments

On March 11, 2022, the Company acquired floating rate CMBS bonds related to Starwood Capital and a third party for $109.2 million, secured by 111 lodging properties.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three months ended March 31, 2022 and 2021, the Company incurred management fees of $34.2 million and $7.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the three months ended March 31, 2022, the Company issued 824,691 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $12.4 million related to the management fee as of March 31, 2022, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During April 2022, the Advisor was issued 457,388 unregistered Class I shares as payment for the $12.4 million management fee accrued as of March 31, 2022. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2022 and 2021, the Company recognized $87.1 million and $8.7 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The performance participation interest allocation for 2021 became payable on December 31, 2021 and, in January 2022, the Company caused the Operating Partnership to issue 7,872,930 Class I units in the Operating Partnership to the Special Limited Partner as

payment for the performance participation interest allocation for 2021. Such Class I units were issued at the NAV per unit as of December 31, 2021.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$365,592	$291,544
Performance participation allocation	87,126	204,225
Advanced organization and offering costs	4,009	4,373
Accrued management fee	12,378	9,628
Accrued affiliate service provider expenses	1,002	843
Advanced operating expenses	1,209	2,655
Total	$471,316	$513,268

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. As of March 31, 2022 and December 31, 2021, the Company has accrued $365.6 million and $291.5 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S shares and Class D shares sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

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

Advanced operating expenses

As of March 31, 2022 and December 31, 2021, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Advisor had incurred approximately $5.0 million and $6.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2022 and 2021, the Company has incurred approximately $2.8 million and $1.3 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amount is included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2022 and 2021, the amounts incurred for services provided by RFF were $0.2 million and $0.1 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by the Sponsor. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended March 31, 2022 and 2021, the amounts incurred for services provided by Essex were $1.1 million and zero expenses, respectively.

The Company engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire. During the three months ended March 31, 2022 and 2021, the Company incurred $0.0 million and zero expenses, respectively.

The Company has engaged Starwood’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the three months ended March 31, 2022 and 2021, the amounts incurred for services provided were $0.3 million and zero expenses, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2022 and 2021, the amounts incurred for services provided were $0.1 million and zero expenses, respectively.

12.	Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of May 10, 2022, the Company has a financing commitment of approximately $1.0 billion for an acquisition by a third party.  In addition, the Company had a remaining funding commitment to one of its consolidated joint ventures of approximately $167.2 million.
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

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2022 ($ in thousands):

Operating Lease
2022 (remaining)	$514
2023	686
2024	686
2025	712
2026	713
Thereafter	26,506
Total undiscounted future lease payments	29,817
Difference between undiscounted cash flows and discounted cash flows	17,324
Total lease liability	$12,493

The Company utilized its incremental borrowing rate, which was between 4.5% and 6% to determine its lease liabilities. As of March 31, 2022, the weighted average remaining lease term of the Company’s operating leases were 38 years.

Payments under the Company’s ground leases contain fixed payment components. The Company’s ground leases contained escalations prior to the Company’s hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental, industrial, office, self-storage and other properties. Leases at the Company’s industrial, office and other properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and other properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office and other properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily, single-family rental and self-storage properties primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term in nature, generally not greater than 12 months in length.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease payments	$285,266	$88,232
Variable lease payments	32,104	9,875
Rental revenue	$317,370	$98,107

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of March 31, 2022. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$181,430
2023	228,614
2024	202,188
2025	175,340
2026	153,806
Thereafter	528,993
Total	$1,470,371

14.	Segment Reporting

The Company operates in seven reportable segments: Multifamily properties, Single-Family Rental properties, Industrial properties, Office properties, Self-Storage properties, Other properties and Investments in real estate debt. Effective January 1, 2022, the Hospitality properties and Medical Office properties have been combined within the Other segment and previous amounts have been recasted. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2022	December 31, 2021
Multifamily properties	$12,305,156	$12,225,256
Single-family rental properties	1,207,827	1,150,987
Industrial properties	2,275,565	2,145,163
Office properties	1,482,714	1,599,774
Self-storage properties	371,255	331,024
Other properties	761,348	764,714
Investments in real estate debt	1,031,340	954,077
Other (Corporate)	2,231,896	800,436
Total assets	$21,667,101	$19,971,431

The following table sets forth the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Multifamily	Single-Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$215,683	$16,466	$36,434	$33,324	$6,007	$9,456	$—	$317,370
Other revenue	1,160	—	—	105	—	12,010	—	13,275
Total revenues	216,843	16,466	36,434	33,429	6,007	21,466	—	330,645
Expenses:
Property operating	90,936	6,014	10,685	12,916	2,016	10,431	—	132,998
Total segment expenses	90,936	6,014	10,685	12,916	2,016	10,431	—	132,998
Income from unconsolidated real estate ventures	—	—	—	—	—	929	—	929
Income from investments in real estate debt	—	—	—	—	—	—	2,821	2,821
Segment net operating income	$125,907	$10,452	$25,749	$20,513	$3,991	$11,964	$2,821	$201,397
Depreciation and amortization	$(164,534)	$(11,362)	$(21,276)	$(16,351)	$(3,693)	$(7,543)	$—	$(224,759)

General and administrative								(8,417)
Management fees								(34,155)
Performance participation allocation								(87,126)
Interest expense								(77,869)
Other income, net								257,294
Net income								$26,365
Net income attributable to non- controlling interests in consolidated joint ventures								(923)
Net income attributable to non- controlling interests in Operating Partnership								(582)
Net income attributable to stockholders								$24,860

The following table sets forth the financial results by segment for the three months ended March 31, 2021 ($ in thousands):

	Multifamily	Industrial	Office	Other	Real Estate- Related Securities	Total
Revenues:
Rental revenue	$54,379	$10,579	$29,569	$3,580	$—	$98,107
Other revenue	555	—	49	7,040	—	7,644
Total revenues	54,934	10,579	29,618	10,620	—	105,751
Expenses:
Property operating	23,030	2,919	10,918	6,013	—	42,880
Total segment expenses	23,030	2,919	10,918	6,013	—	42,880
Loss from unconsolidated real estate ventures	—	—	—	(22)	—	(22)
Income from investments in real estate-related securities, net	—	—	—	—	8,794	8,794
Segment net operating income	$31,904	$7,660	$18,700	$4,585	$8,794	$71,643
Depreciation and amortization	$(29,247)	$(6,063)	$(15,167)	$(4,319)	$—	$(54,796)

General and administrative						(2,706)
Management fees						(7,420)
Performance participation allocation						(8,708)
Interest expense						(25,549)
Other income, net						7,405
Net loss						$(20,131)
Net loss attributable to non- controlling interests in consolidated joint ventures						21
Net loss attributable to non- controlling interests in Operating Partnership						221
Net loss attributable to stockholders						$(19,889)

15.	Subsequent Events

Acquisitions/New Investments

Subsequent to March 31, 2022, the Company acquired an aggregate of $3.5 billion of investments in real estate, exclusive of closing costs and related working capital, across nine separate transactions and was financed with approximately $2.0 billion of property level financing.

Proceeds from the Issuance of Common Stock

Subsequent to March 31, 2022, the Company received net proceeds of $1.3 billion from the issuance of its common stock in its public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

You should carefully review Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States; however, we own a small number of investments located outside of the United States and primarily in Europe. To a lesser extent, we invest in real estate debt, including loans secured by real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner. We and the Operating Partnership are externally managed by the Advisor.

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

On December 27, 2017, we commenced our Initial Public Offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our Initial Public Offering terminated and we commenced our Follow-on Public Offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan. On February 11, 2022, in accordance with the terms of the Follow-on Public Offering, we reallocated $1,700,000,000 in shares from our distribution reinvestment plan to our primary offering, and as a result, we are now offering up to $9,700,000,000 in shares in our primary offering and up to $300,000,000 in shares pursuant to our distribution reinvestment plan. We are selling in the Follow-on Public Offering any combination of four classes of shares of our common stock, with a dollar value up to the maximum aggregate amount. We intend to continue selling shares in the Follow-on Public Offering on a monthly basis.

On February 8, 2022, we filed a Registration Statement on Form S-11 (File No. 333-262589) for a second follow-on public offering of up to $18.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $16.0 billion in shares of common stock in our primary offering and up to $2.0 billion in shares of common stock pursuant to our distribution reinvestment plan. The Registration Statement has not yet been declared effective.

As of May 10, 2022, we had received net proceeds of $11.1 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

Business Outlook

The COVID-19 pandemic has brought, and continues to bring, unprecedented challenges to businesses and economies around the world. Although the U.S. Food and Drug Administration has approved certain therapies and vaccines fully and for emergency use and distribution to the public, there remain uncertainties as to the public’s willingness to receive the vaccine in sufficient numbers and the overall efficacy of the vaccines as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the impact of new variants of the coronavirus, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising inflationary concerns, market volatility, rising oil prices and other geopolitical risks arising from the Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, the Russia-Ukraine conflict, inflation, labor shortages and supply chain disruption, could, despite improvements in the first quarter of 2022, again destabilize the financial markets and geographies in which we operate.

Impact of COVID-19 - Results of Operations

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Certain governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part II, Item 1A. Risk Factors elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2022 Highlights

Operating Results:

•	Raised $2.0 billion of gross proceeds in our public offering during the three months ended March 31, 2022.
•

Declared monthly net distributions totaling $115.4 million for the three months ended March 31, 2022.  As of March 31, 2022, the annualized net distribution rate was 3.8% for Class T, 3.8% for Class S, 4.5% for Class D and 4.7% for Class I shares.

•

Year-to-date total returns through March 31, 2022, excluding upfront selling commissions and dealer manager fees, were 5.4% for Class T, 5.3% for Class S, 5.5% for Class D and 5.5% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through March 31, 2022, excluding upfront selling commissions and dealer manager fees, was 14.9% for Class T, 14.9% for Class S, 15.1% for Class D and 15.7% for Class I shares. Annualized total return from inception through March 31, 2022, assuming full upfront selling commissions and dealer manager fees was 13.7% for Class T, 13.7% for Class S and 14.6% for Class D shares.

Investments:

•	During the three months ended March 31, 2022, we acquired:

▪	114 single-family rental homes across two transactions, as part of an existing joint venture, with a total purchase price of $44.5 million, excluding closing costs.

▪	A two-property industrial portfolio in Norway with a total purchase price of $106.0 million, excluding closing costs.

▪	A self-storage asset, as part of an existing joint venture, with a total purchase price of $41.4 million, excluding closing costs.

▪	A $109.2 million position in a CMBS loan secured by 111 lodging properties.

•	Subsequent to March 31, 2022, we acquired:

▪	53 residential properties across six transactions with a total purchase price of $3.2 billion, excluding closing costs.

▪	43 industrial properties across two transactions with a total purchase price of $249.9 million, excluding closing costs.

Financings:

•	During the three months ended March 31, 2022, we closed an aggregate of $27.1 million in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loan based on fair value as of March 31, 2022:

The following charts further describe the composition of our investments in real estate and investment in real estate loan based on fair value as of March 31, 2022:

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

(2)      Includes our direct property investments, our unconsolidated investment and our term loan.

(3)      Geography weighting includes our term loan and excludes our equity in public real estate-related companies and real estate-related securities.

Investments in Real Estate

As of March 31, 2022, we had acquired 391 real estate properties and one investment in an unconsolidated real estate venture. The following table provides a summary of our portfolio as of March 31, 2022 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	227	53,471 units	96%	$13,545,230	$216,843	66%
Single-family rental	N/A (3)	2,708 units	93%	1,182,880	16,466	5%
Industrial	105	16.55 sq. ft.	100%	2,681,758	36,434	11%
Office	19	3.56 sq. ft.	91%	1,612,561	33,429	10%
Self-storage	26	1.90 sq. ft.	88%	384,117	6,007	2%
Other	15	N/A (4)	N/A	771,097	21,466	6%
Total	392			$20,177,643	$330,645	100%

(1)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended March 31, 2022.

(2)	Based on fair value as of March 31, 2022.
(3)	Includes a 100% interest in a subsidiary with 2,302 single-family rental homes and a 95% interest in a consolidated joint venture with 406 single-family rental homes.
(4)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,293 keys at our hospitality properties.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of March 31, 2022:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	93%
Savannah Property	1	Savannah, GA	January 2019	100%	203	92%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	94%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	91%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	97%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	95%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	93%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	98%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	630	94%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	97%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	99%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	96%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	94%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	99%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	98%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	98%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	92%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	96%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	99%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Total Multifamily	227				53,471
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	406	99%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,302	92%
Total Single-Family Rental	N/A (3) (4)				2,708
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	100%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	99%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	98%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
Total Industrial	105				16.55
Office:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	81%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	91%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Total Office	19				3.56
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	88%
Total Self-storage	26				1.90
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	74%
Fort Lauderdale Hotel	1	Fort Lauderdale, FL	March 2019	43%	236	62%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	94%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	84%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	92%
Total Other	15				N/A (5)

Total Investment Properties	392

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

(2)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended March 31, 2022.

(3)	Includes a 95% interest in 406 consolidated single-family rental homes.
(4)	Includes a 100% interest in 2,302 single-family rental homes.
(5)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,293 keys at our hospitality properties.

Impact of COVID-19 – Impairment Analysis

As of March 31, 2022, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the impacts of COVID-19, as of March 31, 2022, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates at our hospitality assets resulting from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of March 31, 2022 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.12%	November 7, 2045	$157,991	$156,659
CMBS - floating	3	L + 5.31%	March 15, 2035	109,175	109,124
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	288,942
CMBS - fixed	1	6.26%	July 25, 2039	2,507	2,621
Total real estate securities	57	3.92%	September 19, 2039	566,601	557,346
Term loan (3)	1	L + 5.35%	February 26, 2026	504,540	473,994
Total investments in real estate debt	58	4.63%	June 2, 2033	$1,071,141	$1,031,340

(1)	The term “L” refers to the relevant benchmark rates, which include one-month LIBOR, one-month SOFR and SONIA, as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.
(3)

On February 26, 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of March 31, 2022:

Subsequent to March 31, 2022, we have not purchased any incremental investments in real estate debt.

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of March 31, 2022 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2022 (remaining)	$12,107	4%	$5,291	2%	$1,303	0%	$18,701	7%
2023	9,742	4%	8,158	3%	6,323	2%	24,223	9%
2024	19,509	7%	7,678	3%	6,316	2%	33,503	12%
2025	14,666	5%	7,148	3%	2,598	1%	24,412	9%
2026	12,053	4%	13,941	5%	3,085	1%	29,079	11%
2027	11,591	4%	9,606	4%	2,731	1%	23,928	9%
2028	7,550	3%	8,153	4%	5,939	2%	21,642	8%
2029	5,152	2%	5,113	2%	1,754	1%	12,019	4%
2030	6,347	2%	17,385	6%	1,865	1%	25,597	9%
2031	3,488	2%	14,669	6%	141	0%	18,298	7%
Thereafter	6,722	2%	25,032	9%	7,518	3%	39,272	15%
Total	$108,927	39%	$122,174	47%	$39,573	14%	$270,674	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$317,370	$98,107	$219,263
Other revenue	13,275	7,644	5,631
Total revenues	330,645	105,751	224,894
Expenses
Property operating	132,998	42,880	90,118
General and administrative	8,417	2,706	5,711
Management fees	34,155	7,420	26,735
Performance participation allocation	87,126	8,708	78,418
Depreciation and amortization	224,759	54,796	169,963
Total expenses	487,455	116,510	370,945
Other income (expense)
Income (loss) from unconsolidated real estate ventures	929	(22)	951
Income from investments in real estate debt	2,821	8,794	(5,973)
Interest expense	(77,869)	(25,549)	(52,320)
Other income, net	257,294	7,405	249,889
Total other income (expense)	183,175	(9,372)	192,547
Net income (loss)	$26,365	$(20,131)	$46,496
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(923)	$21	$(944)
Net (income) loss attributable to non-controlling interests in Operating Partnership	(582)	221	(803)
Net income (loss) attributable to stockholders	$24,860	$(19,889)	$44,749

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2022 and 2021, rental revenue was $317.4 million and $98.1 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 147 consolidated properties as of March 31, 2021 to 391 real estate properties and 2,708 single-family rental homes as of March 31, 2022.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date, we have received very few requests from our tenants seeking concessions.

Expenses

Property operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2022 and 2021, property operating expenses were $133.0 million and $42.9 million, respectively. The increase was driven by the growth in our portfolio, which increased from 147 consolidated properties as of March 31, 2021 to 391 real estate properties and 2,708 single-family rental homes as of March 31, 2022.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2022, general and administrative expenses increased $5.7 million compared to the three months ended March 31, 2021. The increase was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2022 and 2021, management fees were $34.2 million and $7.4 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $9.1 billion from March 31, 2021 to March 31, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended March 31, 2022 and 2021, the performance participation allocation was $87.1 million and $8.7 million, respectively.

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

For the four fiscal quarters ended March 31, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2022 and 2021, depreciation and amortization expenses were $224.8 million and $54.8 million, respectively. The increase was driven by the growth in our portfolio, which increased from 147 consolidated properties as of March 31, 2021 to 391 real estate properties and 2,708 single-family rental homes as of March 31, 2022.

Other (Expense) Income

During the three months ended March 31, 2022 and 2021, income from investments in real estate debt was $2.8 million and $8.8 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges.

During the three months ended March 31, 2022 and 2021, interest expense was $77.9 million and $25.5 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the three months ended March 31, 2022 and 2021, other income, net was $257.3 million and $7.4 million, respectively, which was primarily driven by unrealized gains of $271.4 million and $7.6 million, respectively, relating to the change in the fair value of our interest rate swaps and interest rate caps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net income (loss) attributable to stockholders ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to stockholders	$24,860	$(19,889)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	224,759	54,796
Investment in unconsolidated real estate ventures – depreciation and amortization	200	200
Amount attributable to non-controlling interests for above adjustments	(1,497)	(469)
FFO attributable to stockholders	248,322	34,638
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(3,616)	(2,381)
Deferred income amortization (1)	(2,359)	(391)
Amortization of above- and below-market lease intangibles, net	(464)	(48)
Unrealized gains from changes in the fair value of investments in real estate debt and other financial instruments	(246,517)	(12,884)
Foreign currency loss	6,456	5,680
Non-cash performance participation allocation	87,126	8,708
Amortization of deferred financing costs	8,757	814
Amortization of restricted stock awards	206	53
Amount attributable to non-controlling interests for above adjustments	1,792	100
AFFO attributable to stockholders	$99,703	$34,289

(1)

Effective with the period ending September 30, 2021 we updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.

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

Real Estate Portfolio Valuation

During the first quarter of 2022, our multifamily, single-family rental homes and industrial segments continued to see increases in their values based on strong operating performance and robust investor demand for these asset classes. Our market rate multifamily portfolio experienced rent growth of 18% year-over-year on new leases and 13% on combined new and renewal leases over the trailing 30 days ended March 31, 2022, which is the highest rent growth rates on record for the portfolio. Residential assets have a dual advantage because they: (i) tend to be defensive assets during recessionary periods and (ii) benefit in an inflationary environment because short duration leases can be increased to market levels quickly. Recent market rent growth in the industrial sector has also been strong averaging 11% across our 99.7% occupied portfolio.

In our office segment, the valuations for the three months ended March 31, 2022 remained steady as investor demand continues to be strong for characteristics such as long weighted average lease terms, high quality tenant base and desirable locations. However, future valuations might be negatively impacted depending on the longer term implications resulting from COVID-19: including, the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, the impact of new variants, and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies, which may result in lower operating cash flows and valuations.

In our self-storage segment, the valuations for the three months ending March 31, 2022 increased as the universal demand to store goods among both individuals and businesses remains strong. Leases are typically month-to-month allowing for consistent repricing in an inflationary environment. Similar to our residential investments, self-storage also exhibits defensive investment characteristics while having the ability to reprice due to short duration leases.

As of March 31, 2022, our independent valuation advisor or external third-party appraisal firms (for certain assets) valued the majority of our real estate portfolio to reflect the most recent market conditions.

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

For more information on our Net Asset Value Calculation and Valuation Guidelines, please refer to our prospectus. Please also refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our business.

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	March 31, 2022
Investments in real estate	$20,177,644
Investments in real estate debt	1,031,340
Cash and cash equivalents	1,506,939
Restricted cash	662,445
Other assets	893,295
Debt obligations	(11,288,225)
Secured financings on investments in real estate debt	(260,697)
Subscriptions received in advance	(500,014)
Other liabilities	(284,771)
Performance participation accrual	(87,126)
Management fee payable	(12,378)
Accrued stockholder servicing fees (1)	(3,888)
Minority interest	(96,082)
Net asset value	$11,738,482
Number of outstanding shares/units	432,923

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of March 31, 2022, we have accrued under GAAP $365.6 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$145,727	$5,135,721	$735,298	$5,476,855	$244,881	$11,738,482
Number of outstanding shares/units	5,359	188,684	27,451	202,380	9,049	432,923
NAV Per Share/Unit as of March 31, 2022	$27.19	$27.22	$26.79	$27.06	$27.06

(1)	Includes the partnership interests of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2022 valuations, based on property types. Once we own more than one self-storage investment, we will include the key assumptions for the property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	5.8%	4.6%
Single-Family Rental	5.9%	4.6%
Industrial	5.8%	4.7%
Office	7.5%	6.0%
Other	7.7%	6.2%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Rental Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+2.0%	+2.0%
(weighted average)	0.25% increase	(2.0)%	(2.0)%	(2.0)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.8%	+3.8%	+3.9%	+2.9%	+2.7%
(weighted average)	0.25% increase	(3.4)%	(3.4)%	(3.5)%	(2.6)%	(2.4)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2022
Stockholders’ equity under GAAP	$8,501,670
Redeemable non-controlling interest	244,880
Total partners’ capital of Operating Partnership	8,746,550
Adjustments:
Accrued stockholder servicing fee	361,704
Advanced organization and offering costs and Advanced operating expenses	4,210
Unrealized real estate appreciation	1,888,109
Accumulated depreciation and amortization	737,909
NAV	$11,738,482

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

•

Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, revolving credit facility, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our condensed consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•

We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.3105 per share for the three months ended March 31, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2022:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2022	$0.0847	$0.0847	$0.0980	$0.1035
February 28, 2022	0.0863	0.0863	0.0985	0.1035
March 31, 2022	0.0843	0.0843	0.0979	0.1035
Totals	$0.2553	$0.2553	$0.2944	$0.3105

The following table summarizes our distributions declared during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$70,848	61%	$16,335	53%
Reinvested in shares	44,596	39%	14,540	47%
Total distributions	$115,444	100%	$30,875	100%

Sources of Distributions
Cash flows from operating activities	$115,444	100%	$30,875	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$115,444	100%	$30,875	100%

Cash flows from operating activities	$125,131		$50,274
Funds from operations	$248,322		$34,638

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $2.0 billion of immediate liquidity as of March 31, 2022, made up of $450.0 million of an undrawn unsecured Line of Credit and $1.5 billion of cash on hand. Excluded from the cash balance is an incremental $656.1 million associated with the March 2022 net capital raise, which will be available to us at the start of the subsequent month. In addition, we hold approximately $707.2 million in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (to the extent that the Advisor elects to receive the performance participation allocation in cash) and general corporate expenses.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three months ended March 31, 2022, we raised $2.0 billion of gross proceeds in our public offering. In addition, for the three months ended March 31, 2022, we have repurchased $47.0 million in shares of our commons stock under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2022, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of March 31, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.00%	9/20/2030	N/A	$3,105,544	$3,110,689
Total fixed rate loans				3,105,544	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.76%	2/11/2026	N/A	7,066,776	7,052,819
Variable rate revolving credit facility(4)	L + 1.85%	12/1/2023	$1,200,000	1,190,683	1,190,683
Total variable rate loans				8,257,459	8,243,502
Total loans secured by the Company’s properties				11,363,003	11,354,191

Secured financings on investments in real estate debt	L + 2.50%	2/26/2026	$260,697	260,697	268,181
Unsecured Line of Credit(5)	L + 3.00%	12/16/2023	$450,000	—	375,000
Total Indebtedness				$11,623,700	$11,997,372

(1)     The term “L” refers to the relevant floating benchmark rates, which include one-month LIBOR, one-month SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.

(2)	For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)

Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

(5)	The repayment of the Line of Credit facility is guaranteed by us.

Subsequent to March 31, 2022, we raised $1.3 billion in the Follow-on Public Offering and had approximately $56.8 million of investor redemptions, which totaled approximately 0.48% of our March 31, 2022 NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$125,131	$50,274
Cash flows used in investing activities	(430,451)	(646,246)
Cash flows provided by financing activities	1,550,389	786,646
Effect of exchange rate changes	(16,240)	—
Net increase in cash and cash equivalents and restricted cash	$1,228,829	$190,674

Cash flows provided by operating activities increased $74.9 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. This increase resulted from an increase in the number of investments in real estate and income generated from our investments in real estate debt.

Cash flows used in investing activities decreased $215.8 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to an increase in acquisitions of real estate of ($76.6) million, a decrease of $395.5 million in the origination/purchase of real estate debt and an increase of ($85.6) million in the purchase of real estate-related equity securities.

Cash flows provided by financing activities increased $763.7 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to a $1.0 billion increase in net proceeds from the issuance of our common stock, a net decrease of ($455.5) million driven by lower debt borrowings, net of repayments, $268.8 million increase in subscriptions received in advance and a ($48.5) million increase in distributions.

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

Off-Balance Sheet Arrangements

We have a financing commitment of approximately $1.0 billion for an acquisition by a third party. In addition, we have a remaining funding commitment to one of our consolidated joint ventures of approximately $167.2 million.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2022, the outstanding principal balance of our variable rate indebtedness was $8.5 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. For the three months ended March 31, 2022, a 10% increase in the one-month U.S. dollar denominated LIBOR or other benchmark rates would have resulted in an increase in interest expense of $0.4 million.

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

Investments in Real Estate Debt

As of March 31, 2022, we held $1.0 billion of investments in real estate debt.  Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk.  Our net income will increase or decrease depending on interest rate movements.  While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2022, a 10% increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.0 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings.  The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2022, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $103.1 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings. Our foreign denominated loan agreements and borrowing arrangements now generally specify the sterling overnight index average (“SONIA”) instead of U.S. dollar denominated LIBOR.

As of March 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate on one of our borrowing facilities, while SOFR is utilized as the floating benchmark rate on two of our loans.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2022, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended March 31, 2022, the Advisor elected to receive its management fees in Class I shares and we issued 824,691 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2022 and February 2022. Additionally, we issued 457,388 unregistered Class I shares to the Advisor in April 2022 in satisfaction of the March 2022 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

				Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
		Repurchases as a Percentage of Shares Outstanding (1)
	Total Number of Shares Repurchased (1)		Average Price Paid per Share

Month of:
January 2022	778,439	0.21%	$25.74	778,439	—
February 2022	722,648	0.18%	25.97	722,648	—
March 2022	317,878	0.07%	26.40	317,878	—
Total	1,818,965		$25.94	1,818,965	—

______________

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $449.6 million of Class T, Class S, Class D and Class I shares based on our December 31, 2021 NAV in the first quarter of 2022 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(2)	All repurchase requests under our share repurchase plan were satisfied.

The Special Limited Partner holds 9,048,789 Class I units in the Operating Partnership. Any redemption of Class I units held by the Special Limited Partner would occur outside of our share repurchase plan.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 10, 2022	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

May 10, 2022	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)