Form 10-Q
period 2022-06-30
Starwood Real Estate Income Trust, Inc.
filed 2022-08-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 12, 2022, the registrant had the following shares outstanding: 5,681,406 shares of Class T common stock, 221,814,376 shares of Class S common stock, 30,693,546 shares of Class D common stock and 244,454,830 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$21,897,052	$17,185,079
Investments in real estate debt	1,921,978	954,077
Investments in unconsolidated real estate ventures	10,834	10,422
Cash and cash equivalents	545,931	274,756
Restricted cash	516,659	665,799
Other assets	1,311,053	881,298
Total assets	$26,203,507	$19,971,431
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$13,873,518	$11,274,411
Secured financings on investments in real estate debt	642,237	268,181
Unsecured line of credit	—	375,000
Other liabilities	458,898	339,506
Subscriptions received in advance	292,327	496,845
Due to affiliates	576,959	513,268
Total liabilities	15,843,939	13,267,211

Commitments and contingencies	—	—
Redeemable non-controlling interests	445,271	30,502

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,582,382 and 4,648,436 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	56	46
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 215,799,780 and 154,381,036 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,158	1,544
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 30,104,861 and 22,142,299 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	301	221
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 235,604,240 and 163,624,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,356	1,636
Additional paid-in capital	10,969,588	7,388,885
Accumulated other comprehensive loss	(33,768)	(530)
Accumulated deficit and cumulative distributions	(1,079,447)	(757,575)
Total stockholders’ equity	9,861,244	6,634,227
Non-controlling interests in consolidated joint ventures	53,053	39,491
Total equity	9,914,297	6,673,718
Total liabilities and equity	$26,203,507	$19,971,431

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$362,735	$116,236	$680,105	$214,343
Other revenue	16,473	9,338	29,748	16,982
Total revenues	379,208	125,574	709,853	231,325
Expenses
Property operating	152,420	47,276	285,418	90,156
General and administrative	13,008	5,916	21,425	8,622
Management fees	42,229	11,291	76,384	18,711
Performance participation allocation	52,344	23,674	139,470	32,382
Depreciation and amortization	205,583	60,685	430,342	115,481
Total expenses	465,584	148,842	953,039	265,352
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(209)	21	720	(1)
Income from investments in real estate debt	33,523	10,114	36,344	18,908
Interest expense	(108,253)	(40,748)	(186,122)	(66,716)
Other income, net	56,956	9,429	314,250	17,253
Total other (expense) income	(17,983)	(21,184)	165,192	(30,556)
Net loss	$(104,359)	$(44,452)	$(77,994)	$(64,583)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(432)	$122	$(1,355)	$143
Net loss attributable to non-controlling interests in Operating Partnership	3,428	349	2,846	570
Net loss attributable to stockholders	$(101,363)	$(43,981)	$(76,503)	$(63,870)
Net loss per share of common stock, basic and diluted	$(0.22)	$(0.28)	$(0.18)	$(0.48)
Weighted-average shares of common stock outstanding, basic and diluted	468,799,045	158,370,936	432,743,282	132,723,628

Comprehensive loss:
Net loss	$(104,359)	$(44,452)	$(77,994)	$(64,583)
Other comprehensive loss item:
Foreign currency translation adjustments	(28,850)	—	(33,238)	—
Other comprehensive loss	$(28,850)	$—	$(33,238)	$—
Comprehensive loss	$(133,209)	$(44,452)	$(111,232)	$(64,583)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated	Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Other Comprehensive Loss	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	8	346	54	388	2,067,025	—	—	2,067,821	—	2,067,821
Offering costs	—	—	—	—	(93,736)	—	—	(93,736)	—	(93,736)
Distribution reinvestments	—	8	1	7	44,724	—	—	44,740	—	44,740
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(11)	(1)	(7)	(46,991)	—	—	(47,010)	—	(47,010)
Net income ($582 allocated to redeemable non- controlling interest)	—	—	—	—	—	—	24,860	24,860	923	25,783
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,686	1,686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(664)	(664)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	—	(112,669)	(112,669)	—	(112,669)
Other comprehensive loss, net	—	—	—	—	—	(4,388)	—	(4,388)	—	(4,388)
Allocation to redeemable non- controlling interests	—	—	—	—	(12,381)	—	—	(12,381)	—	(12,381)
Balance at March 31, 2022	54	1,887	275	2,024	9,347,732	(4,918)	(845,384)	8,501,670	41,436	8,543,106
Common stock issued	1	271	24	356	1,774,137	—	—	1,774,789	—	1,774,789
Offering costs	—	—	—	—	(71,148)	—	—	(71,148)	—	(71,148)
Distribution reinvestments	1	9	2	9	55,008	—	—	55,029	—	55,029
Amortization of restricted stock grants	—	—	—	—	207	—	—	207	—	207
Common stock repurchased	—	(9)	—	(33)	(118,229)	—	—	(118,271)	—	(118,271)
Net loss ($3,428 allocated to redeemable non- controlling interests)	—	—	—	—	—	—	(101,363)	(101,363)	432	(100,931)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,828	11,828
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(643)	(643)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	—	(132,700)	(132,700)	—	(132,700)
Other comprehensive loss, net	—	—	—	—	—	(28,850)	—	(28,850)	—	(28,850)
Allocation to redeemable non- controlling interests	—	—	—	—	(18,119)	—	—	(18,119)	—	(18,119)
Balance at June 30, 2022	$56	$2,158	$301	$2,356	$10,969,588	$(33,768)	$(1,079,447)	$9,861,244	$53,053	$9,914,297

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	2	141	18	121	611,592	—	611,874	—	611,874
Offering costs	—	—	—	—	(30,594)	—	(30,594)	—	(30,594)
Distribution reinvestments	—	4	—	2	14,095	—	14,101	—	14,101
Amortization of restricted stock grants	—	—	—	—	53	—	53	—	53
Common stock repurchased	—	(4)	—	(1)	(12,254)	—	(12,259)	—	(12,259)
Net loss ($221 allocated to redeemable non- controlling interest)	—	—	—	—	—	(19,889)	(19,889)	(21)	(19,910)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(304)	(304)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(30,509)	(30,509)	—	(30,509)
Allocation to redeemable non- controlling interests	—	—	—	—	(839)	—	(839)	—	(839)
Balance at March 31, 2021	27	605	46	514	2,401,579	(274,596)	2,128,175	9,854	2,138,029
Common stock issued	6	297	45	274	1,367,761	—	1,368,383	—	1,368,383
Offering costs	—	—	—	—	(68,577)	—	(68,577)	—	(68,577)
Distribution reinvestments	—	5	—	3	17,741	—	17,749	—	17,749
Amortization of restricted stock grants	—	—	—	—	162	—	162	—	162
Common stock repurchased	—	(3)	—	(5)	(16,819)	—	(16,827)	—	(16,827)
Net loss ($349 allocated to redeemable non- controlling interest)	—	—	—	—	—	(43,981)	(43,981)	(122)	(44,103)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(246)	(246)
Distributions declared on common stock (see Note 10)	—	—	—	—	—	(45,219)	(45,219)	—	(45,219)
Allocation to redeemable non- controlling interests	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Balance at June 30, 2021	$33	$904	$91	$786	$3,700,382	$(363,796)	$3,338,400	$9,486	$3,347,886

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(77,994)	$(64,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Management fees	76,384	18,711
Performance participation allocation	139,470	32,382
Depreciation and amortization	430,342	115,481
Amortization of deferred financing costs	17,354	2,008
Straight-line rent amortization	(6,621)	(6,141)
Deferred income amortization	(6,038)	(2,291)
Unrealized gain on changes in fair value of financial instruments	(343,136)	(11,623)
Foreign currency loss	38,925	5,417
Amortization of restricted stock grants	413	215
(Income) loss from unconsolidated real estate ventures	(720)	1
Other items	217	272
Change in assets and liabilities
Decrease (increase) in other assets	1,468	(21,240)
(Decrease) increase in due to affiliates	(1,567)	747
(Decrease) increase in other liabilities	(4,316)	27,275
Net cash provided by operating activities	264,181	96,631
Cash flows from investing activities
Acquisitions of real estate	(4,514,989)	(2,580,996)
Capital improvements to real estate	(48,937)	(12,838)
Investment in unconsolidated real estate ventures	—	(235)
Distributions from unconsolidated real estate ventures	309	—
Origination and purchase of investments in real estate debt	(1,066,238)	(504,749)
Purchase of real estate-related equity securities	(85,653)	(65,000)
Proceeds from paydown of principal and settlement of investments in real estate debt	72,103	33,921
Net cash used in investing activities	(5,643,405)	(3,129,897)
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,274,354	1,850,259
Offering costs paid	(40,060)	(16,402)
Subscriptions received in advance	292,327	346,593
Repurchase of common stock	(165,281)	(29,086)
Borrowings from mortgage notes and revolving credit facility	2,539,010	1,744,017
Repayments of mortgage notes and revolving credit facility	(627,086)	(221,339)
Repayments under secured financings on investments in real estate debt, short term net	—	(42,557)
Borrowings under secured financings on investments in real estate debt	526,283	140,150
Repayments under secured financings on investments in real estate debt	(128,380)	(65,697)
Payment of deferred financing costs	(36,605)	(17,753)
Contributions from non-controlling interests	13,514	—
Distributions to non-controlling interests	(1,307)	(550)
Distributions	(138,214)	(35,923)
Net cash provided by financing activities	5,508,555	3,651,712
Effect of exchange rate changes	(7,296)	—
Net change in cash and cash equivalents and restricted cash	122,035	618,446
Cash and cash equivalents and restricted cash at the beginning of the period	940,555	293,411
Cash and cash equivalents and restricted cash at the end of the period	$1,062,590	$911,857
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$545,931	$455,314
Restricted cash	516,659	456,543
Total cash and cash equivalents and restricted cash	$1,062,590	$911,857
Supplemental disclosure of cash flow information:
Cash paid for interest	$154,600	$42,627
Supplemental disclosure of non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$148,340	$89,410
Assumption of mortgage notes in conjunction with acquisitions in real estate	$267,030	$—
Issuance of SREIT OP units as consideration for acquisitions of real estate	$190,459	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$204,225	$15,061
Accrued distributions	$47,652	$17,367
Distribution reinvestment	$99,769	$31,850
Allocation to redeemable non-controlling interests	$30,500	$2,304

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

As of June 30, 2022, the Company owned 509 real estate properties, 2,998 single-family rental homes, one investment in an unconsolidated real-estate venture and 59 positions in real estate debt investments. The Company currently operates in seven reportable segments:  Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted. Financial results by segment are reported in Note 14.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock, consisting of up to $8.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Follow-on Public Offering”). The Company reallocated $1,700,000,000 in shares from its distribution reinvestment plan to its primary offering, and as a result, is now offering up to $9,700,000,000 in shares in its primary offering and up to $300,000,000 in shares pursuant to its distribution reinvestment plan. On February 8, 2022, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its second follow-on public offering, which was declared effective on August 10, 2022. As of June 30, 2022, the Company had received aggregate net proceeds of $11.4 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.
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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reflect unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps from “Interest expense” to “Other income, net” for the three and six months ended June 30, 2021 on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Such reclassification had no effect on the previously reported totals included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Aggregate foreign currency transaction losses included in operations totaled ($32.5) million and ($38.9) million for the three and six months ended June 30, 2022, respectively. Aggregate foreign currency transaction income (losses) included in operations totaled $0.3 million and ($5.4) million for the three and six months ended June 30, 2021, respectively. These amounts are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Certain of the Company’s investments in real estate debt include loans secured by real estate, such as its term loans, which may not have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended June 30, 2022 and 2021, the Company recognized ($29.6) million of unrealized losses and $1.5 million of unrealized gains on its investments in equity securities, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized ($42.3) million of unrealized losses and $3.2 million of unrealized gains on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

The Company’s derivative financial instruments are reported at fair value. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). As of June 30, 2022, the Company held 39 interest rate caps with an aggregate notional value of $9.0 billion, two interest rate caps with an aggregate notional value of €88.0 million, one interest rate cap with an aggregate notional value of Dkr.301.5 million associated with the Company’s Danish investment. As of June 30, 2022 the weighted average strike rate and maturity of the Company’s interest rate caps was 1.05% and 3.5 years, respectively. In addition, the Company held two interest rate swaps with an aggregate notional value of $258.6 million, two interest rate swaps with an aggregate notional value of €182.7 million and one interest rate swap with an aggregate notional value of kr576.6 million associated with the Company’s investment in Norway. As of June 30, 2022 the weighted average strike rate and maturity of the Company’s interest rate swaps was 1.42% and 4.0 years, respectively. The resulting unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps are recorded as a component of Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognized $78.6 million and $8.6 million of net unrealized gains on its interest rate derivatives during the three months ended June 30, 2022 and 2021, respectively.  The Company recognized $348.2 million and $16.6 million of net unrealized gains on its interest rate derivatives during the six months ended June 30, 2022 and 2021, respectively.

The fair values of the Company’s foreign currency swaps are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments. As of June 30, 2022, the Company held 22 EUR, ten DKK, two GBP, two AUD and one NOK foreign currency swaps, with an aggregate notional value of €564 million, Dkr.1,094 million, £260 million, A$305 million, and kr881 million, respectively.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The fair value of the term loans approximates the initial par value because the loans are pre-payable at the option of the borrower at any time. We continuously monitor and assess credit quality of individual loans including the review of delinquency and LTV ratios on the term loans. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of June 30, 2022.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$537,882	$1,384,096	$1,921,978	$—	$466,475	$487,602	$954,077
Equity securities	144,666	—	—	144,666	172,236	—	—	172,236
Derivatives	—	684,763	—	684,763	—	194,053	—	194,053
Total	$144,666	$1,222,645	$1,384,096	$2,751,407	$172,236	$660,528	$487,602	$1,320,366

Liabilities:
Derivatives	$—	$2,006	$—	$2,006	$—	$1,398	$—	$1,398
Total	$—	$2,006	$—	$2,006	$—	$1,398	$—	$1,398

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2021	$487,602
Purchases	956,877
Included in net loss
Foreign exchange	(60,383)
Unrealized gain (loss)	—
Balance as of June 30, 2022	$1,384,096

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$1,384,096	Cost	Par	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2022, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $136.9 million below the outstanding principal balance.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss, and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60-month period, which commenced in January 2020.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2022 and December 31, 2021:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Follow-on Public Offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of June 30, 2022 and December 31, 2021, the Company had accrued $417.3 million and $291.5 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three and six months ended June 30, 2022, the Company recognized income tax expense of $0.1 million and an income tax benefit of $0.0 million, respectively, within Other income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2021, the Company recognized income tax expense of $0.1 million and $0.1 million, respectively, within Other income, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2022 and December 31, 2021, the Company recorded a net deferred tax liability of $40.7 million primarily due to assumed capital gains from four European investments and $8.6 million primarily due to assumed capital gains from a European investment, respectively, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Building and building improvements	$18,674,111	$14,450,074
Land and land improvements	3,461,362	2,733,505
Furniture, fixtures and equipment	319,312	264,557
Right of use asset - operating leases(1)	109,944	105,236
Total	22,564,729	17,553,372
Accumulated depreciation and amortization	(667,677)	(368,293)
Investments in real estate, net	$21,897,052	$17,185,079

(1)	Refer to Note 13 for additional details on the Company’s leases.

During the six months ended June 30, 2022, the Company acquired interests in 121 properties, which were comprised of 60 industrial properties, 59 multifamily properties, one self-storage property and one office property. Additionally, the Company acquired 404 single-family rental homes during the six months ended June 30, 2022. During the year ended December 31, 2021, the Company acquired interests in 244 properties, which were comprised of 151 multifamily properties, 60 industrial properties, 25 self-storage properties, five office buildings, and three other properties. Additionally, the Company acquired 2,595 single-family rental homes during the year ended December 31, 2021.

The following table provides details of the properties acquired during the six months ended June 30, 2022 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily	5	59	14,906 units	$3,869,164
Single-Family Rental	5	N/A (2)	404 units	160,231
Industrial	5	60	6.38 sq. ft.	880,706
Office	1	1	0.34 sq. ft.	150,945
Self-Storage	1	1	0.09 sq. ft.	42,091
	17	121		$5,103,137

(1)	Purchase price is inclusive of acquisition-related costs.
(2)	Includes a 95% interest in 404 consolidated single-family rental homes.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2022 ($ in thousands):

Amount
Building and building improvements	$4,213,429
Land and land improvements	729,208
Furniture, fixtures and equipment	51,590
In-place lease intangibles (1)	76,574
Above-market lease intangibles (1)	11,874
Below-market lease intangibles (1)	(22,199)
Other intangibles	6,723
Total purchase price (2)	5,067,199
Assumed mortgage notes	(211,009)
Non-controlling interest	(4,868)
Net purchase price	$4,851,322

(1)

The weighted-average amortization periods for the above-market lease intangibles, acquired in-place lease intangibles and below- market lease intangibles for the properties acquired during the six months ended June 30, 2022 were 8 years, 4 years and 10 years, respectively.

(2)	Purchase price excludes acquisition-related costs of $35.9 million.

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate venture in the Company’s Condensed Consolidated Balance Sheets. The Company’s investment in the Joint Venture totaled $10.8 million and $10.4 million as of June 30, 2022 and December 31, 2021, respectively.  The Company’s income (loss) from its investment in the Joint Venture is presented in (Loss) income from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and totaled ($0.2) million and $0.7 million for the three and six months ended June 30, 2022, respectively, and an insignificant amount for the three and six months ended June 30, 2021.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Intangible assets: (1)
In-place lease intangibles	$522,049	$448,447
Above-market lease intangibles	48,307	36,696
Other	43,309	43,653
Total intangible assets	613,665	528,796
Accumulated amortization:
In-place lease amortization	(260,165)	(144,663)
Above-market lease amortization	(10,947)	(7,718)
Other	(8,182)	(7,300)
Total accumulated amortization	(279,294)	(159,681)
Intangible assets, net	$334,371	$369,115
Intangible liabilities: (2)
Below-market lease intangibles	$86,976	$65,143
Total intangible liabilities	86,976	65,143
Accumulated amortization:
Below-market lease amortization	(13,320)	(9,523)
Total accumulated amortization	(13,320)	(9,523)
Intangible liabilities, net	$73,656	$55,620

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2022 (remaining)	$58,082	$3,371	$4,472	$(5,691)
2023	47,443	7,049	5,613	(10,810)
2024	34,620	5,549	5,599	(9,117)
2025	26,061	4,180	5,192	(7,011)
2026	18,177	3,582	2,507	(6,097)
Thereafter	77,501	13,629	11,744	(34,930)
	$261,884	$37,360	$35,127	$(73,656)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of June 30, 2022 and December 31, 2021 ($ in thousands):

		June 30, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.49%	January 10, 2045	$153,506	$146,721
CMBS - floating	3	L + 5.31%	March 15, 2035	109,194	105,469
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	283,206
CMBS - fixed	1	6.26%	July 25, 2039	2,412	2,486
Total real estate debt securities	57	4.69%	August 25, 2039	562,040	537,882
Term loans	2	L + 4.96%	December 19, 2026	1,461,417	1,384,096
Total investments in real estate debt	59	5.98%	June 25, 2030	$2,023,457	$1,921,978

		December 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	50	3.07%	July 9, 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 25, 2039	2,522	2,701
Total real estate debt securities	55	3.34%	January 5, 2041	465,050	466,475
Term loan	1	L + 5.35%	February 26, 2026	504,540	487,602
Total investments in real estate debt	56	4.41%	April 8, 2033	$969,590	$954,077

(1)	The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month SOFR, three-month BBSY, and SONIA as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

On February 26, 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

On June 21, 2022, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The majority of the Company’s investments in real estate debt securities consist of non-agency RMBS and CMBS.

The Company’s investments in real estate debt include CMBS collateralized by properties owned by Starwood-advised investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

Fair Value
	June 30, 2022	December 31, 2021
CMBS	$388,675	$295,465
Total	$388,675	$295,465

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and six months ended June 30, 2022, the Company recorded net unrealized losses on its investments in real estate securities of ($14.9) million and ($25.4) million, respectively. During the three and six months ended June 30, 2021, the Company recorded net unrealized losses on its investments in real estate debt of ($0.0) million and ($0.3) million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of June 30, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	June 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	2.99%	11/12/2030	N/A	$3,663,128	$3,110,689
Total fixed rate loans				3,663,128	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.78%	8/11/2026	N/A	9,318,624	7,052,819
Variable rate revolving credit facility (4)	L + 1.85%	12/1/2023	$1,200,000	992,960	1,190,683
Total variable rate loans				10,311,584	8,243,502
Total loans secured by the Companyʾs properties				13,974,712	11,354,191
Deferred financing costs, net				(101,670)	(80,410)
Premium on assumed debt, net				476	630
Mortgage notes and revolving credit facility, net				$13,873,518	$11,274,411

(1)	The term “L” refers to the relevant floating benchmark rates, which includes one-month LIBOR, one-month SOFR, NYFED 30 day SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.
(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain yield or spread maintenance provisions.
(4)

The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of June 30, 2022 and for loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed ($ in thousands):

Year	Amount
2022 (remaining)	$615,316
2023	1,343,891
2024	489,000
2025	825,485
2026	4,827,979
Thereafter	5,873,041
Total	$13,974,712

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $86.6 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of June 30, 2022.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”) to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three–month U.S. dollar-denominated LIBOR to the Sterling Overnight Index Average (“SONIA”). The Barclays RA interest rate is now equal to the SONIA daily non-cumulative EFR rate plus a spread.

During June 2022, the Company entered into a repurchase agreement with Morgan Stanley Bank, N.A. (“Morgan Stanley”), Guardians of New Zealand Superannuation as manager and administrator of the New Zealand Superannuation Fund (“NZ Super”), and BAWAG P.S.K. Bank fur Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (“BAWAG”) in order to finance its term loan investment (the “Syndicated RA”) to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			June 30, 2022
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	SONIA + 2.50%	$437,202	$121,445
Syndicated RA	6/24/2027	BBSY + 2.65%	946,894	520,792
			$1,384,096	$642,237

			December 31, 2021
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$487,602	$268,181
			$487,602	$268,181

(1)	Represents the fair value of the Company’s term loan investment.

8.	Unsecured Line of Credit

During July 2021 the Company further increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022 additional banks were added under the Line of Credit, and the total borrowing capacity was increased to $1,550 million. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. There were no outstanding borrowings and $375 million outstanding on the Line of Credit as of June 30, 2022 and December 31, 2021, respectively.

9.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2022	December 31, 2021
Derivative instruments	$684,763	$194,053
Intangible assets, net	334,371	369,115
Equity securities	144,666	172,236
Receivables	79,117	103,049
Prepaid expenses	30,824	15,871
Acquisition deposits	15,606	13,422
Deferred financing costs, net	13,814	6,723
Interest receivable	7,629	5,337
Other	263	1,492
Total	$1,311,053	$881,298

The following table summarizes the components of Other liabilities ($ in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$86,267	$89,625
Real estate taxes payable	76,780	53,423
Intangible liabilities, net	73,656	55,620
Distributions payable	47,652	32,696
Tenant security deposits	43,781	36,509
Deferred tax liability	40,669	8,599
Accrued interest expense	30,849	16,399
Right of use liability - operating leases	12,473	12,499
Deferred income	9,641	7,467
Derivative instruments	2,006	1,398
Other	35,124	25,271
Total	$458,898	$339,506

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

As of June 30, 2022, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Six months ended June 30, 2022
	Class T	Class S	Class D	Class I	Total
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271
Common stock shares issued	893,181	61,759,127	7,737,043	74,326,217	144,715,568
Distribution reinvestment plan shares issued	60,224	1,709,171	336,673	1,649,272	3,755,340
Common stock shares repurchased	(19,459)	(2,049,554)	(111,154)	(3,995,749)	(6,175,916)
June 30, 2022	5,582,382	215,799,780	30,104,861	235,604,240	487,091,263

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV as of the last day of the previous calendar quarter. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the three months ended June 30, 2022, the Company repurchased 4,356,951 shares of common stock representing a total of $118.3 million. For the six months ended June 30, 2022, the Company repurchased 6,175,916 shares of common stock representing a total of $165.3 million. The Company had no unfulfilled repurchase requests as of June 30, 2022.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and is paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2022:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.6210	$0.6210	$0.6210	$0.6210
Stockholder servicing fee per share of common stock	(0.1134)	(0.1134)	(0.0329)	—
Net distributions declared per share of common stock	$0.5076	$0.5076	$0.5881	$0.6210

Redeemable Non-controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 11 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at June 30, 2022, the Company recorded an allocation adjustment of $20.8 million between Additional paid-in capital and Redeemable non-controlling interest.

In addition to the Special Limited Partner’s interest noted above, certain third parties also have a redeemable non-controlling interest. As of June 30, 2022 and June 30, 2021, $196.8 million and no balance, respectively, related to such third parties was included in Redeemable non-controlling interests attributable to third-parties.

The following table details the Redeemable non-controlling interest activity related to the Special Limited Partner and Third-party OP unitholders for the six months ended June 30, 2022 ($ in thousands):

	Special Limited Partner June 30, 2022	Third-party OP unitholders June 30, 2022	Total June 30, 2022
Balance at the beginning of the year	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of SREIT OP units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP income (loss) allocation	(1,441)	(1,405)	(2,846)
Distributions	(5,620)	(1,949)	(7,569)
Fair value allocation	20,796	9,704	30,500
Ending balance	$248,462	$196,809	$445,271

The following table details the Redeemable non-controlling interest activity related to the Special Limited Partner and Third-party OP unitholders for the six months ended June 30, 2021 ($ in thousands):

	Special Limited Partner June 30, 2021	Third-party OP unitholders June 30, 2021	Total June 30, 2021
Balance at the beginning of the year	$10,409	$—	$10,409
Settlement of performance participation allocation	15,061	—	15,061
GAAP income (loss) allocation	(570)	—	(570)
Distributions	(730)	—	(730)
Fair value allocation	2,304	—	2,304
Ending balance	$26,474	$—	$26,474

11.	Related Party Transactions

Acquisition of Investments

On March 11, 2022, the Company acquired floating rate CMBS bonds related to the Sponsor and a third party for $109.2 million, secured by 111 lodging properties.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three and six months ended June 30, 2022, the Company incurred management fees of $42.2 million and $76.4 million, respectively. During the three and six months ended June 30, 2021, the Company incurred management fees of $11.3 million and $18.7 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the six months ended June 30, 2022, the Company issued 2,289,787 unregistered Class I shares to the Advisor as payment for the management fee incurred through May 2022 year to date and also had a payable of $14.6 million related to the management fee as of June 30, 2022, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During July 2022, the Advisor was issued 533,264 unregistered Class I shares as payment for the $14.6 million management fee accrued as of June 30, 2022. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and six months ended June 30, 2022, the Company recognized $52.3 million and $139.5 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2021, the Company recognized $23.7 million and $32.4 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Repurchase of Advisor Shares

During the three and six months ended June 30, 2022, we repurchased outside of our share repurchase plan 66,792 Class I shares held by the Advisor for total consideration of $1.8 million. During the three and six months ended June 30, 2021, we repurchased outside of our share repurchase plan 25,732 Class I shares held by the Advisor for total consideration of $0.6 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$417,271	$291,544
Performance participation allocation	139,470	204,225
Advanced organization and offering costs	3,644	4,373
Accrued management fee	14,642	9,628
Accrued affiliate service provider expenses	1,606	843
Advanced operating expenses	326	2,655
Total	$576,959	$513,268

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T shares, Class S shares, and Class D shares up to the 8.75% limit at the time such shares are sold. As of June 30, 2022 and December 31, 2021, the Company has accrued $417.3 million and $291.5 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T shares, Class S shares and Class D shares sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and six months ended June 30, 2022, the Company has incurred approximately $3.9 million and $6.7 million, respectively, of expenses due to Highmark Residential in connection with its investments and such amount is included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2021, the Company incurred approximately $1.4 million and $2.7 million, respectively, of expenses due to Highmark Residential in connection with its investments and such amount is included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three and six months ended June 30, 2022, the amounts incurred for services provided by RFF were $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2021, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by the Sponsor. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and six months ended June 30, 2022, the amounts incurred for services provided by Essex were $2.2 million and $3.3 million, respectively. During the three and six months ended June 30, 2021, the amounts incurred for services provided by Essex were $0.3 million and $0.3 million, respectively.

The Company engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire. During the three and six months ended June 30, 2022, the Company incurred $0.0 million and $0.0 million, respectively. During the three and six months ended June 30, 2021, the Company did not incur any expenses from Starwood Retail Partners.

The Company has engaged the Sponsor’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the three and six months ended June 30, 2022, the amounts incurred for services provided were $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2021, the Company did not incur any expenses from the Sponsor’s affiliated Luxembourg office.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and six months ended June 30, 2022, the amounts incurred for services provided were $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2021, the Company did not incur any expenses from these law firms.

Advanced operating expenses

As of June 30, 2022 and December 31, 2021, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts were incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018 and are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

Operating expenses incurred after December 31, 2018 are paid by us as incurred. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Advisor had incurred approximately $6.6 million and $6.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

12.	Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of August 12, 2022, the Company had a remaining funding commitment to one of its consolidated joint ventures of approximately $151.7 million.
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

The following table presents the future lease payments due under the Company’s ground leases as of June 30, 2022 ($ in thousands):

Operating Leases
2022 (remaining)	$342
2023	686
2024	686
2025	712
2026	714
Thereafter	26,497
Total undiscounted future lease payments	29,637
Difference between undiscounted cash flows and discounted cash flows	(17,164)
Total lease liability	$12,473

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of June 30, 2022, the weighted average remaining lease term of the Company’s operating leases was 38 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease payments	$328,575	$100,762	$613,841	$188,994
Variable lease payments	34,160	15,474	66,264	25,349
Rental revenue	$362,735	$116,236	$680,105	$214,343

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of June 30, 2022. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$139,181
2023	267,148
2024	239,502
2025	209,355
2026	178,944
Thereafter	639,054
Total	$1,673,184

14.	Segment Reporting

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2022	December 31, 2021
Multifamily properties	$16,261,720	$12,225,256
Single-family rental properties	1,284,291	1,150,987
Industrial properties	3,067,555	2,145,163
Office properties	1,693,786	1,599,774
Self-storage properties	372,414	331,024
Other properties	758,599	764,714
Investments in real estate debt	1,921,978	954,077
Other (Corporate)	843,164	800,436
Total assets	$26,203,507	$19,971,431

The following table sets forth the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$256,141	$17,695	$41,544	$31,211	$6,703	$9,441	$—	$362,735
Other revenue	4,717	—	—	96	—	11,660	—	16,473
Total revenues	260,858	17,695	41,544	31,307	6,703	21,101	—	379,208
Expenses:
Property operating	109,691	8,607	10,263	12,169	2,617	9,073	—	152,420
Total segment expenses	109,691	8,607	10,263	12,169	2,617	9,073	—	152,420
Loss from unconsolidated real estate ventures	—	—	—	—	—	(209)	—	(209)
Income from investments in real estate debt	—	—	—	—	—	—	33,523	33,523
Segment net operating income	$151,167	$9,088	$31,281	$19,138	$4,086	$11,819	$33,523	$260,102
Depreciation and amortization	$(140,567)	$(14,849)	$(24,458)	$(15,873)	$(2,265)	$(7,571)	$—	$(205,583)

General and administrative								(13,008)
Management fees								(42,229)
Performance participation allocation								(52,344)
Interest expense								(108,253)
Other income, net								56,956
Net loss								$(104,359)
Net income attributable to non- controlling interests in consolidated joint ventures								(432)
Net loss attributable to non- controlling interests in Operating Partnership								3,428
Net loss attributable to stockholders								$(101,363)

The following table sets forth the financial results by segment for the three months ended June 30, 2021 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$58,281	$21,420	$32,664	$3,871	$—	$116,236
Other revenue	664	—	75	8,599	—	9,338
Total revenues	58,945	21,420	32,739	12,470	—	125,574
Expenses:
Property operating	23,778	5,872	11,210	6,416	—	47,276
Total segment expenses	23,778	5,872	11,210	6,416	—	47,276
Income from unconsolidated real estate ventures	—	—	—	21	—	21
Income from investments in real estate debt	—	—	—	—	10,114	10,114
Segment net operating income	$35,167	$15,548	$21,529	$6,075	$10,114	$88,433
Depreciation and amortization	$(28,020)	$(12,846)	$(15,561)	$(4,258)	$—	$(60,685)

General and administrative						(5,916)
Management fees						(11,291)
Performance participation allocation						(23,674)
Interest expense						(40,748)
Other income, net						9,429
Net loss						$(44,452)
Net loss attributable to non- controlling interests in consolidated joint ventures						122
Net loss attributable to non- controlling interests in Operating Partnership						349
Net loss attributable to stockholders						$(43,981)

The following table sets forth the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$471,824	$34,160	$77,978	$64,535	$12,710	$18,898	$—	$680,105
Other revenue	5,877	—	—	201	—	23,670	—	29,748
Total revenues	477,701	34,160	77,978	64,736	12,710	42,568	—	709,853
Expenses:
Property operating	200,627	14,621	20,948	25,085	4,633	19,504	—	285,418
Total segment expenses	200,627	14,621	20,948	25,085	4,633	19,504	—	285,418
Income from unconsolidated real estate ventures	—	—	—	—	—	720	—	720
Income from investments in real estate debt	—	—	—	—	—	—	36,344	36,344
Segment net operating income	$277,074	$19,539	$57,030	$39,651	$8,077	$23,784	$36,344	$461,499
Depreciation and amortization	$(305,168)	$(26,211)	$(45,667)	$(32,224)	$(5,958)	$(15,114)	$—	$(430,342)

General and administrative								(21,425)
Management fees								(76,384)
Performance participation allocation								(139,470)
Interest expense								(186,122)
Other income, net								314,250
Net loss								$(77,994)
Net income attributable to non- controlling interests in consolidated joint ventures								(1,355)
Net loss attributable to non- controlling interests in Operating Partnership								2,846
Net loss attributable to stockholders								$(76,503)

The following table sets forth the financial results by segment for the six months ended June 30, 2021 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$112,660	$31,999	$62,233	$7,451	$—	$214,343
Other revenue	1,219	—	124	15,639	—	16,982
Total revenues	113,879	31,999	62,357	23,090	—	231,325
Expenses:
Property operating	46,808	8,791	22,128	12,429	—	90,156
Total segment expenses	46,808	8,791	22,128	12,429	—	90,156
Loss from unconsolidated real estate ventures	—	—	—	(1)	—	(1)
Income from investments in real estate debt	—	—	—	—	18,908	18,908
Segment net operating income	$67,071	$23,208	$40,229	$10,660	$18,908	$160,076
Depreciation and amortization	$(57,267)	$(18,910)	$(30,728)	$(8,576)	$—	$(115,481)

General and administrative						(8,622)
Management fees						(18,711)
Performance participation allocation						(32,382)
Interest expense						(66,716)
Other income, net						17,253
Net loss						$(64,583)
Net loss attributable to non- controlling interests in consolidated joint ventures						143
Net loss attributable to non- controlling interests in Operating Partnership						570
Net loss attributable to stockholders						$(63,870)

15.	Subsequent Events

Acquisitions/New Investments

Subsequent to June 30, 2022, the Company acquired an aggregate of $0.4 billion of investments in real estate, exclusive of closing costs and related working capital, across three separate transactions and was financed with approximately $0.2 billion of property level financing. In addition, the Company invested approximately $0.5 billion in an unconsolidated real estate joint venture. The joint venture acquired the underlying investment from an affiliated entity.

Proceeds from the Issuance of Common Stock

Subsequent to June 30, 2022, the Company received net proceeds of $0.6 billion from the issuance of its common stock in its public offering.

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

On February 8, 2022, we filed a Registration Statement on Form S-11 (File No. 333-262589) for a second follow-on public offering of up to $18.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $16.0 billion in shares of common stock in our primary offering and up to $2.0 billion in shares of common stock pursuant to our distribution reinvestment plan. The Registration Statement was declared effective on August 10, 2022.

As of August 12, 2022, we had received net proceeds of $12.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

Business Outlook

The COVID-19 pandemic has brought, and continues to bring, unprecedented challenges to businesses and economies around the world. Although the U.S. Food and Drug Administration has approved certain therapies and vaccines fully and for emergency use and distribution to the public, the overall efficacy of the vaccines as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, which could materially affect our and/or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the impact of new variants of the coronavirus, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, rising oil prices and other geopolitical risks arising from the Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, the Russia-Ukraine conflict, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which we operate.

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

Q2 2022 Highlights

Operating Results:

•	Raised $1.8 billion and $3.8 billion of gross proceeds in our public offering during the three and six months ended June 30, 2022, respectively.
•

Declared monthly net distributions totaling $137.5 million and $252.9 million for the three and six months ended June 30, 2022, respectively.  As of June 30, 2022, the annualized net distribution rate was 3.7% for Class T, 3.7% for Class S, 4.3% for Class D and 4.5% for Class I shares.

•

Year-to-date total returns through June 30, 2022, excluding upfront selling commissions and dealer manager fees, were 8.1% for Class T, 7.9% for Class S, 8.3% for Class D and 8.3% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through June 30, 2022, excluding upfront selling commissions and dealer manager fees, was 14.6% for Class T, 14.6% for Class S, 14.8% for Class D and 15.3% for Class I shares. Annualized total return from inception through June 30, 2022, assuming full upfront selling commissions and dealer manager fees was 13.5% for Class T, 13.5% for Class S and 14.3% for Class D shares.

Investments:

•	During the three months ended June 30, 2022, we acquired:

▪	Two off-market apartment portfolios located across nine states primarily in the Sunbelt, with a combined purchase price of $2.9 billion, excluding closing costs.

▪	Three portfolios of affordable housing communities located in Arizona, Florida, DC metro, Virginia and Maryland with a combined purchase price of $962.0 million, excluding closing costs.

▪	Four logistic parks located in Florida, New Jersey, Italy and Denmark with a combined purchase price of $760.0 million, excluding closing costs.

▪	One mixed-use building located in Barcelona, Spain for a purchase price of $149.6 million, excluding closing costs.

▪	290 single-family rental homes across three transactions, as part of an existing joint venture, with a total purchase price of $117.0 million, excluding closing costs.

▪	Provided a $956.9 million senior loan for a take-private of Crown Resorts Limited.

•	Subsequent to June 30, 2022, we acquired:

▪	Four residential properties in a single transaction with a total purchase price of $325.4 million, excluding closing costs.

▪	An interest in an unconsolidated joint venture that owns and operates 196 extended stay assets for $0.5 billion.

▪	137 single family rental homes for $53.8 million, excluding closing costs.

Financings:

•	During the three months ended June 30, 2022, we closed an aggregate of $2.8 billion in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of June 30, 2022:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of June 30, 2022:

(1)

Investments in real estate includes our direct property investments and our unconsolidated investment. Investments in real estate securities includes our equity in public real estate-related companies, our RMBS investments and our CMBS investments. Investments in real estate loan includes our term loans. Geography weighting is measured as the asset value of real estate properties and unconsolidated real estate venture for each geographical category against the total value of all (i) real estate properties and (ii) unconsolidated real estate venture.

(2)	Includes our direct property investments, our unconsolidated investment and our term loans.
(3)	Geography weighting includes our term loans and excludes our equity in public real estate-related companies and real estate-related securities.

Investments in Real Estate

As of June 30, 2022, we had acquired 509 real estate properties and one investment in an unconsolidated real estate venture. The following table provides a summary of our portfolio as of June 30, 2022 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the six months ended June 30, 2022	Percentage of Segment Revenue
Multifamily	286	68,377 units	96%	$17,703,514	$477,701	67%
Single-family rental	N/A (3)	2,998 units	95%	1,302,176	34,160	5%
Industrial	163	22.56 sq. ft.	98%	3,431,012	77,978	11%
Office	20	3.90 sq. ft.	90%	1,715,668	64,736	9%
Self-storage	26	1.90 sq. ft.	91%	387,900	12,710	2%
Other	15	N/A (4)	N/A	764,824	42,568	6%
Total	510			$25,305,094	$709,853	100%

(1)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended June 30, 2022.

(2)	Based on fair value as of June 30, 2022.
(3)	Includes a 100% interest in a subsidiary with 2,302 single-family rental homes and a 95% interest in a consolidated joint venture with 696 single-family rental homes.
(4)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,293 keys at our hospitality properties.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of June 30, 2022:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	95%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	94%
Savannah Property	1	Savannah, GA	January 2019	100%	203	98%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	96%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	87%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	91%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	96%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	93%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	98%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	98%
Acadia	1	Ashburn, VA	December 2020	100%	630	97%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	96%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	96%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	96%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	96%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	94%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	95%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	94%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	95%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	99%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	92%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	96%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,662	97%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	98%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	95%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	97%
Florida Affordable Housing Portfolio IV	5	Various, FL	June 2022	100%	1,382	99%
Total Multifamily	286				68,377
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	696	98%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,302	94%
Total Single-Family Rental	N/A (3) (4)				2,998
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	100%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	100%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	99%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	100%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	99%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	87%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Total Industrial	163				22.56
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	79%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	94%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	92%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	91%
Total Self-storage	26				1.90
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	76%
Fort Lauderdale Hotel	1	Fort Lauderdale, FL	March 2019	43%	236	65%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	95%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	84%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Total Other	15				N/A (5)

Total Investment Properties	510

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

(2)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended June 30, 2022.

(3)	Includes a 95% interest in 696 consolidated single-family rental homes.
(4)	Includes a 100% interest in 2,302 single-family rental homes.
(5)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,293 keys at our hospitality properties.

Impact of COVID-19 – Impairment Analysis

As of June 30, 2022, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the impacts of COVID-19, as of June 30, 2022, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates at our hospitality assets resulting from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of June 30, 2022 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	49	3.49%	January 10, 2045	$153,506	$146,721
CMBS - floating	3	L + 5.31%	March 15, 2035	109,194	105,469
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	283,206
CMBS - fixed	1	6.26%	July 25, 2039	2,412	2,486
Total real estate debt securities	57	4.69%	August 25, 2039	562,040	537,882
Term loans	2	L + 4.96%	December 19, 2026	1,461,417	1,384,096
Total investments in real estate debt	59	5.98%	June 25, 2030	$2,023,457	$1,921,978

(1)	The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month SOFR, three-month BBSY, and SONIA as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

On February 26, 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

On June 21, 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of June 30, 2022:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of June 30, 2022 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2022 (remaining)	$9,448	3%	$3,390	1%	$939	0%	$13,777	5%
2023	11,958	4%	8,528	3%	5,955	2%	26,441	9%
2024	21,579	7%	7,807	3%	6,070	2%	35,456	12%
2025	21,030	7%	7,422	2%	2,598	1%	31,050	10%
2026	20,038	7%	14,113	5%	3,085	1%	37,236	12%
2027	16,436	5%	9,508	3%	2,821	1%	28,765	9%
2028	6,013	2%	8,261	3%	5,716	2%	19,990	7%
2029	4,477	1%	5,113	2%	1,754	1%	11,344	4%
2030	9,660	3%	17,375	6%	1,865	1%	28,900	10%
2031	2,970	2%	14,669	5%	141	0%	17,780	6%
Thereafter	11,166	4%	33,146	10%	7,753	2%	52,065	16%
Total	$134,775	45%	$129,332	43%	$38,697	12%	$302,804	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$362,735	$116,236	$246,499
Other revenue	16,473	9,338	7,135
Total revenues	379,208	125,574	253,634
Expenses
Property operating	152,420	47,276	105,144
General and administrative	13,008	5,916	7,092
Management fees	42,229	11,291	30,938
Performance participation allocation	52,344	23,674	28,670
Depreciation and amortization	205,583	60,685	144,898
Total expenses	465,584	148,842	316,742
Other income (expense)
(Loss) income from unconsolidated real estate ventures	(209)	21	(230)
Income from investments in real estate debt	33,523	10,114	23,409
Interest expense	(108,253)	(40,748)	(67,505)
Other income, net	56,956	9,429	47,527
Total other income (expense)	(17,983)	(21,184)	3,201
Net loss	$(104,359)	$(44,452)	$(59,907)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(432)	$122	$(554)
Net loss attributable to non-controlling interests in Operating Partnership	3,428	349	3,079
Net loss attributable to stockholders	$(101,363)	$(43,981)	$(57,382)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended June 30, 2022 and 2021, rental revenue was $362.7 million and $116.2 million, respectively.  The increase in rental revenue was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes as of June 30, 2021, respectively to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022, respectively.

Other revenue primarily consists of income from our hospitality properties. During the three months ended June 30, 2022 and 2021, other revenue was $16.5 million and $9.3 million, respectively. The increase in the other revenue was driven by the increase in occupancy within our hospitality properties.

While it is difficult to predict the future impact of COVID-19, our rent collections to date have not changed materially. To date, we have received very few requests from our tenants seeking concessions.

Expenses

Property operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2022 and 2021, property operating expenses were $152.4 million and $47.3 million, respectively. The increase was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes as of June 30, 2021, respectively to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022, respectively.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended June 30, 2022, general and administrative expenses increased $7.1 million compared to the three months ended June 30, 2021. The increase was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2022 and 2021, management fees were $42.2 million and $11.3 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $9.7 billion from June 30, 2021 to June 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended June 30, 2022 and 2021, the performance participation allocation was $52.3 million and $23.7 million, respectively.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended June 30, 2022 and 2021, depreciation and amortization expenses were $205.6 million and $60.7 million, respectively. The increase was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes as of June 30, 2021, respectively to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022, respectively.

Other Income (Expense)

During the three months ended June 30, 2022 and 2021, income from investments in real estate debt was $33.5 million and $10.1 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges.

During the three months ended June 30, 2022 and 2021, interest expense was $108.3 million and $32.2 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the three months ended June 30, 2022 and 2021, other income, net was $57.0 million and $9.4 million, respectively, which was primarily driven by unrealized gains of $78.6 million and $8.6 million, respectively, relating to the change in the fair value of our interest rate swaps and interest rate caps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$680,105	$214,343	$465,762
Other revenue	29,748	16,982	12,766
Total revenues	709,853	231,325	478,528
Expenses
Property operating	285,418	90,156	195,262
General and administrative	21,425	8,622	12,803
Management fees	76,384	18,711	57,673
Performance participation allocation	139,470	32,382	107,088
Depreciation and amortization	430,342	115,481	314,861
Total expenses	953,039	265,352	687,687
Other income (expense)
Income (loss) from unconsolidated real estate ventures	720	(1)	721
Income from investments in real estate debt	36,344	18,908	17,436
Interest expense	(186,122)	(66,716)	(119,406)
Other income, net	314,250	17,253	296,997
Total other income (expense)	165,192	(30,556)	195,748
Net loss	$(77,994)	$(64,583)	$(13,411)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(1,355)	$143	$(1,498)
Net loss attributable to non-controlling interests in Operating Partnership	2,846	570	2,276
Net loss attributable to stockholders	$(76,503)	$(63,870)	$(12,633)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the six months ended June 30, 2022 and 2021, rental revenue was $680.1 million and $214.3 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes as of June 30, 2021, respectively to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022, respectively.

Other revenue primarily consists of income from our hospitality properties. During the six months ended June 30, 2022 and 2021, other revenue was $29.7 million and $17.0 million, respectively. The increase in other revenue was driven by the increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of the real estate investments.  Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the six months ended June 30, 2022 and 2021, property operating expenses were $285.4 million and $90.2 million, respectively. The increase was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes as of June 30, 2021, respectively to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022, respectively.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the six months ended June 30, 2022, general and administrative expenses increased $12.8 million compared to the six months ended June 30, 2021. The increase was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the six months ended June 30, 2022 and 2021, management fees were $76.4 million and $18.7 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $9.7 billion from June 30, 2021 to June 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the six months ended June 30, 2022 and 2021, the performance participation allocation was $139.5 million and $32.4 million, respectively.

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

For the four fiscal quarters ended June 30, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the six months ended June 30, 2022 and 2021, depreciation and amortization expenses were $430.3 million and $115.5 million, respectively. The increase was driven by the growth in our portfolio, which increased from 213 consolidated properties and no single-family rental homes `as of June 30, 2021 to 509 real estate properties and 2,998 single-family rental homes as of June 30, 2022.

Other (Expense) Income

During the six months ended June 30, 2022 and 2021, income from investments in real estate debt was $36.3 million and $18.9 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges.

During the six months ended June 30, 2022 and 2021, interest expense was $186.1 million and $50.1 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the six months ended June 30, 2022 and 2021, other income, net was $314.3 million and $17.3 million, respectively, which was primarily driven by unrealized gains of $348.2 million and $16.6 million, respectively, relating to the change in the fair value of our interest rate swaps and interest rate caps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net (loss) attributable to stockholders ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to stockholders	$(101,363)	$(43,981)	$(76,503)	$(63,870)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	205,583	60,685	430,342	115,481
Investment in unconsolidated real estate ventures – depreciation and amortization	200	200	400	400
Amount attributable to non-controlling interests for above adjustments	(1,134)	(481)	(2,631)	(950)
FFO attributable to stockholders	103,286	16,423	351,608	51,061
Adjustments to arrive at AFFO:
Straight-line rental income	(3,005)	(3,760)	(6,621)	(6,141)
Deferred income amortization (1)	(2,242)	(1,624)	(4,601)	(2,015)
Amortization of above- and below-market lease intangibles, net	(973)	(228)	(1,437)	(276)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(96,619)	1,261	(343,136)	(11,623)
Foreign currency loss (gain)	32,469	(263)	38,925	5,417
Non-cash performance participation allocation	52,344	23,674	139,470	32,382
Amortization of deferred financing costs	8,597	1,194	17,354	2,008
Amortization of restricted stock awards	207	162	413	215
Amount attributable to non-controlling interests for above adjustments	445	(4)	2,237	96
AFFO attributable to stockholders	$94,509	$36,835	$194,212	$71,124

(1)

Effective with the period ended September 30, 2021, we updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.

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

Real Estate Portfolio Valuation

During the second quarter of 2022, many countries across the world continued to experience high inflation, rising interest rates and slowing economic growth which in combination resulted in a challenging real estate investment climate.

71% of our real estate portfolio is invested in residential across (i) market rented multi-family apartments, (ii) affordable apartments, and (iii) single-family home rental homes.  These assets are primarily located in seven growth markets in the U.S. (specifically, FL, Washington DC, TX, NC, GA, AZ, and TN) where population and job growth have been the strongest. During the second quarter of 2022, the multifamily and single-family rental home investments continued to see increases in their values based on strong operating performance and investor demand for these asset classes. Our market rate multifamily portfolio experienced rent growth of 18% year-

over-year on new leases and mid-13% on combined new and renewal leases over the trailing 30, 60 and 90 days ended June 30, 2022.

The industrial valuations experienced modest increases during the second quarter of 2022. This is attributed to continued strong real estate fundamentals and demand.  Recent market rent growth across our industrial markets averaged 21% in the second quarter of 2022 year-over-year for our nearly 100% occupied portfolio. Average lease terms in industrial are approximately five years, so with the continued strong rent growth, there is a sizeable gap between today’s in-place rents and market rents across the portfolio.

In our office segment, valuations declined during the second quarter 2022 as investor sentiment reflected more uncertainty. Our investments continue to have strong characteristics such as long weighted average lease terms, high quality tenant base and desirable locations. However, future valuations might be more negatively impacted depending on the longer term implications resulting from COVID-19, including the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, the impact of new variants, increased financing costs and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies, which may result in lower operating cash flows and valuations.

As of June 30, 2022, our independent valuation advisor or external third-party appraisal firms (for certain assets) valued the majority of our real estate portfolio to reflect the most recent market conditions.

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

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	June 30, 2022
Investments in real estate	$25,305,095
Investments in real estate debt	1,921,978
Cash and cash equivalents	545,931
Restricted cash	516,659
Other assets	926,346
Debt obligations	(13,837,849)
Secured financings on investments in real estate debt	(642,237)
Subscriptions received in advance	(292,327)
Other liabilities	(318,531)
Performance participation accrual	(139,470)
Management fee payable	(14,642)
Accrued stockholder servicing fees (1)	(4,434)
Minority interest	(116,125)
Net asset value	$13,850,394
Number of outstanding shares/units	503,307

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of June 30, 2022, we have accrued under GAAP $417.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$5,962,770	$154,275	$818,867	$6,469,212	$445,270	$13,850,394
Number of outstanding shares/units	215,800	5,582	30,105	235,604	16,216	503,307
NAV Per Share/Unit as of June 30, 2022	$27.63	$27.64	$27.20	$27.46	$27.46

(1)	Includes the partnership interests of the Operating Partnership held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2022 valuations, based on property types. Once we own more than one self-storage investment, we will include the key assumptions for the property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	5.9%	4.6%
Single-Family Rental	6.0%	4.8%
Industrial	5.9%	4.9%
Office	7.4%	5.8%
Other	7.7%	6.2%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Rental Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(2.0)%	(1.9)%	(2.0)%	(2.0)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.8%	+3.7%	+3.7%	+2.9%	+2.6%
(weighted average)	0.25% increase	(3.4)%	(3.3)%	(3.4)%	(2.8)%	(2.4)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2022
Stockholders’ equity under GAAP	$9,861,244
Redeemable non-controlling interest	445,271
Total partners’ capital of Operating Partnership	10,306,515
Adjustments:
Accrued stockholder servicing fee	412,837
Advanced organization and offering costs and Advanced operating expenses	3,839
Unrealized real estate appreciation	2,181,910
Accumulated depreciation and amortization	945,293
NAV	$13,850,394

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.6210 per share for the six months ended June 30, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2022:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2022	$0.0847	$0.0847	$0.0980	$0.1035
February 28, 2022	0.0863	0.0863	0.0985	0.1035
March 31, 2022	0.0843	0.0843	0.0979	0.1035
April 30, 2022	0.0845	0.0845	0.0980	0.1035
May 31, 2022	0.0836	0.0836	0.0978	0.1035
June 30, 2022	0.0842	0.0842	0.0979	0.1035
Totals	$0.5076	$0.5076	$0.5881	$0.6210

The following table summarizes our distributions declared during the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$85,514	62%	$26,587	58%
Reinvested in shares	51,943	38%	19,003	42%
Total distributions	$137,457	100%	$45,590	100%

Sources of Distributions
Cash flows from operating activities	$137,457	100%	$45,590	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$137,457	100%	$45,590	100%

Cash flows from operating activities	$139,050		$46,357
Funds from operations	$103,286		$16,423

The following table summarizes our distributions declared during the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$156,362	62%	$42,922	56%
Reinvested in shares	96,539	38%	33,543	44%
Total distributions	$252,901	100%	$76,465	100%

Sources of Distributions
Cash flows from operating activities	$252,901	100%	$76,465	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$252,901	100%	$76,465	100%

Cash flows from operating activities	$264,181		$96,631
Funds from operations	$351,608		$51,061

Liquidity and Capital Resources

While the long-term impact of COVID-19 to our business is not yet known, we believe we are well positioned from a liquidity perspective with $2.1 billion of immediate liquidity as of June 30, 2022, made up of $1.6 billion of an undrawn unsecured Line of Credit and $0.5 billion of cash on hand. Excluded from the cash balance is an incremental $0.3 billion associated with the June 2022 net capital raise, which will be available to us at the start of the subsequent month. In addition, we hold approximately $0.7 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the six months ended June 30, 2022, we raised $3.8 billion of gross proceeds in our public offering. In addition, for the six months ended June 30, 2022, we have repurchased $165.3 million in shares of our common stock under our share repurchase plan.

We continue to believe that our current liquidity position is sufficient to meet our expected investment activity. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2022, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of June 30, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	2.99%	11/12/2030	N/A	$3,663,128	$3,110,689
Total fixed rate loans				3,663,128	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.78%	8/11/2026	N/A	9,318,624	7,052,819
Variable rate revolving credit facility(4)	L + 1.85%	12/1/2023	$1,200,000	992,960	1,190,683
Total variable rate loans				10,311,584	8,243,502
Total loans secured by the Company’s properties				13,974,712	11,354,191

Secured financings on investments in real estate debt	L + 2.62%	3/24/2027	$761,253	642,237	268,181
Unsecured Line of Credit(5)	L + 2.50%	5/11/2024	$1,550,000	—	375,000
Total Indebtedness				$14,616,949	$11,997,372

(1)	The term “L” refers to the relevant floating benchmark rates, which includes one-month LIBOR, one-month SOFR, NYFED 30 day SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.
(2)	For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain yield or spread maintenance provisions.
(4)

Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

(5)	The repayment of the Line of Credit facility is guaranteed by us.

Subsequent to June 30, 2022, we raised $0.6 billion in the Follow-on Public Offering and had approximately $252.7 million of investor redemptions, which totaled approximately 1.8% of our June 30, 2022 NAV. All repurchase requests were met from cash on hand.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$264,181	$96,631
Cash flows used in investing activities	(5,643,405)	(3,129,897)
Cash flows provided by financing activities	5,508,555	3,651,712
Effect of exchange rate changes	(7,296)	—
Net increase in cash and cash equivalents and restricted cash	$122,035	$618,446

Cash flows provided by operating activities increased $167.6 million during the six months ended June 30, 2022 compared to the corresponding period in 2021. This increase resulted from an increase in the number of investments in real estate and income generated from our investments in real estate debt.

Cash flows used in investing activities increased $2.5 billion during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in acquisitions of real estate of $2.0 billion and an increase of $0.6 billion in the origination/purchase of real estate debt.

Cash flows provided by financing activities increased $1.9 billion during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to a $1.4 billion increase in net proceeds from the issuance of our common stock, a net increase of $0.4 billion driven by greater debt borrowings, net of repayments, offset by a ($0.1) billion decrease in subscriptions received in advance and a ($0.1) billion increase in distributions.

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

Off-Balance Sheet Arrangements

As of August 12, 2022, we have a remaining funding commitment to one of our consolidated joint ventures of approximately $152 million.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2022, the outstanding principal balance of our variable rate indebtedness was $11.0 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. For the six months ended June 30, 2022, a 10% increase in the one-month U.S. dollar denominated LIBOR or other benchmark rates would have resulted in an increase in interest expense of $2.3 million.

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

Investments in Real Estate Debt

As of June 30, 2022, we held $1.9 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2022, a 10% increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.4 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2022, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $192.2 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings. Our foreign denominated loan agreements and borrowing arrangements generally specify the sterling overnight index average (“SONIA”) instead of U.S. dollar denominated LIBOR.

As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate on one of our borrowing facilities, while SOFR is utilized as the floating benchmark rate on twenty-one of our loans.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the six months ended June 30, 2022, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 11 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended June 30, 2022, the Advisor elected to receive its management fees in Class I shares and we issued 1,007,708 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2022 and May 2022. Additionally, we issued 533,264 unregistered Class I shares to the Advisor in July 2022 in satisfaction of the June 2022 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

				Total Number of	Maximum Number of
		Repurchases as		Shares Repurchased	Shares that May Yet
	Total Number	a Percentage	Average	as Part of Publicly	Be Repurchased
	of Shares	of Shares	Price Paid	Announced Plans	Under the Plans
Month of:	Repurchased (1) (2) (3)	Outstanding (2)	per Share	or Programs	or Programs (3)
April 2022	857,903	0.19%	$26.54	857,903	—
May 2022	1,094,771	0.23%	27.15	1,094,771	—
June 2022	2,404,277	0.49%	27.38	2,404,277	—
Total	4,356,951		$27.16	4,356,951	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $586.9 million of Class T, Class S, Class D and Class I shares based on our March 31, 2022 NAV in the second quarter of 2022 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(2)	All repurchase requests under our share repurchase plan were satisfied.
(3)	Includes 66,792 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan.

The Special Limited Partner holds 9,048,789 Class I units in the Operating Partnership. The redemption of any Class I units held by the Special Limited Partner or shares held by the Advisor acquired as payment of the Advisor’s management fee occur outside of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 12, 2022, our board of directors amended and restated our bylaws, effective August 12, 2022 (as so amended and restated, our "Bylaws"), to clarify that individuals nominated in accordance with Section 11 of Article II thereof are also eligible for election as directors. The foregoing description of our Bylaws is qualified in its entirety by the full text of our Bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019)

3.3	Second Articles of Amendment of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4*	Amended & Restated Bylaws

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 12, 2022	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

August 12, 2022	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)