Form 10-Q
period 2022-09-30
Starwood Real Estate Income Trust, Inc.
filed 2022-11-14
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 14, 2022, the registrant had the following shares outstanding: 5,725,315 shares of Class T common stock, 224,566,064 shares of Class S common stock, 31,909,284 shares of Class D common stock and 246,306,561 shares of Class I common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate, net	$22,244,614	$17,185,079
Investments in real estate debt	1,676,546	954,077
Investments in unconsolidated real estate ventures	486,198	10,422
Cash and cash equivalents	800,608	274,756
Restricted cash	402,334	665,799
Other assets	1,549,419	881,298
Total assets	$27,159,719	$19,971,431
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$14,348,313	$11,274,411
Secured financings on investments in real estate debt	598,568	268,181
Unsecured line of credit	—	375,000
Other liabilities	514,096	339,506
Subscriptions received in advance	154,117	496,845
Due to affiliates	626,740	513,268
Total liabilities	16,241,834	13,267,211

Commitments and contingencies	—	—
Redeemable non-controlling interests	448,104	30,502

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,736,578 and 4,648,436 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	57	46
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 224,284,365 and 154,381,036 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,243	1,544
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 31,976,788 and 22,142,299 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	320	221
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 248,405,407 and 163,624,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,484	1,636
Additional paid-in capital	11,583,230	7,388,885
Accumulated other comprehensive loss	(79,970)	(530)
Accumulated deficit and cumulative distributions	(1,093,310)	(757,575)
Total stockholders’ equity	10,415,054	6,634,227
Non-controlling interests in consolidated joint ventures	54,727	39,491
Total equity	10,469,781	6,673,718
Total liabilities and equity	$27,159,719	$19,971,431

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$416,322	$152,207	$1,096,427	$366,550
Other revenue	14,444	10,228	44,192	27,210
Total revenues	430,766	162,435	1,140,619	393,760
Expenses
Property operating	178,687	64,767	464,105	154,923
General and administrative	11,549	6,588	32,974	15,210
Management fees	45,697	17,653	122,081	36,364
Performance participation allocation	36,306	79,552	175,776	111,934
Depreciation and amortization	219,005	82,453	649,347	197,934
Total expenses	491,244	251,013	1,444,283	516,365
Other income (expense)
Income (loss) from unconsolidated real estate ventures	11,054	(447)	11,774	(448)
Income from investments in real estate debt	63,290	19,268	99,634	37,898
Interest expense	(120,621)	(41,614)	(306,743)	(96,209)
Other income (expense), net	241,102	1,278	555,352	6,688
Total other income (expense)	194,825	(21,515)	360,017	(52,071)
Net income (loss)	$134,347	$(110,093)	$56,353	$(174,676)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(1,390)	$176	$(2,745)	$319
Net (income) loss attributable to non-controlling interests in Operating Partnership	(4,282)	665	(1,436)	1,235
Net income (loss) attributable to stockholders	$128,675	$(109,252)	$52,172	$(173,122)
Net income (loss) per share of common stock, basic and diluted	$0.26	$(0.47)	$0.11	$(1.04)
Weighted-average shares of common stock outstanding, basic and diluted	503,499,778	231,623,633	456,587,962	166,052,567

Comprehensive income (loss):
Net income (loss)	$134,347	$(110,093)	$56,353	$(174,676)
Other comprehensive loss item:
Foreign currency translation adjustments	(46,202)	—	(79,440)	—
Other comprehensive loss	$(46,202)	$—	$(79,440)	$—
Comprehensive income (loss)	$88,145	$(110,093)	$(23,087)	$(174,676)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated	Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Other Comprehensive Loss	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	8	346	54	388	2,067,025	—	—	2,067,821	—	2,067,821
Offering costs	—	—	—	—	(93,736)	—	—	(93,736)	—	(93,736)
Distribution reinvestments	—	8	1	7	44,724	—	—	44,740	—	44,740
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(11)	(1)	(7)	(46,991)	—	—	(47,010)	—	(47,010)
Net income ($582 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	24,860	24,860	923	25,783
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,686	1,686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(664)	(664)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(112,669)	(112,669)	—	(112,669)
Other comprehensive loss, net	—	—	—	—	—	(4,388)	—	(4,388)	—	(4,388)
Allocation to redeemable non-controlling interests	—	—	—	—	(12,381)	—	—	(12,381)	—	(12,381)
Balance at March 31, 2022	54	1,887	275	2,024	9,347,732	(4,918)	(845,384)	8,501,670	41,436	8,543,106
Common stock issued	1	271	24	356	1,774,137	—	—	1,774,789	—	1,774,789
Offering costs	—	—	—	—	(71,148)	—	—	(71,148)	—	(71,148)
Distribution reinvestments	1	9	2	9	55,008	—	—	55,029	—	55,029
Amortization of restricted stock grants	—	—	—	—	207	—	—	207	—	207
Common stock repurchased	—	(9)	—	(33)	(118,229)	—	—	(118,271)	—	(118,271)
Net loss ($3,428 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(101,363)	(101,363)	432	(100,931)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,828	11,828
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(643)	(643)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(132,700)	(132,700)	—	(132,700)
Other comprehensive loss, net	—	—	—	—	—	(28,850)	—	(28,850)	—	(28,850)
Allocation to redeemable non-controlling interests	—	—	—	—	(18,119)	—	—	(18,119)	—	(18,119)
Balance at June 30, 2022	56	2,158	301	2,356	10,969,588	(33,768)	(1,079,447)	9,861,244	53,053	9,914,297
Common stock issued	1	118	17	221	986,103	—	—	986,460	—	986,460
Offering costs	—	—	—	—	(26,783)	—	—	(26,783)	—	(26,783)
Distribution reinvestments	—	10	2	10	59,916	—	—	59,938	—	59,938
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(43)	—	(103)	(402,214)	—	—	(402,360)	—	(402,360)
Net income ($4,282 allocated to redeemable non- controlling interests)	—	—	—	—	—	—	128,675	128,675	1,390	130,065
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	842	842
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(558)	(558)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(142,538)	(142,538)	—	(142,538)
Other comprehensive loss, net	—	—	—	—	—	(46,202)	—	(46,202)	—	(46,202)
Allocation to redeemable non-controlling interests	—	—	—	—	(3,586)	—	—	(3,586)	—	(3,586)
Balance at September 30, 2022	$57	$2,243	$320	$2,484	$11,583,230	$(79,970)	$(1,093,310)	$10,415,054	$54,727	$10,469,781

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value					Accumulated
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	2	141	18	121	611,592	—	611,874	—	611,874
Offering costs	—	—	—	—	(30,594)	—	(30,594)	—	(30,594)
Distribution reinvestments	—	4	—	2	14,095	—	14,101	—	14,101
Amortization of restricted stock grants	—	—	—	—	53	—	53	—	53
Common stock repurchased	—	(4)	—	(1)	(12,254)	—	(12,259)	—	(12,259)
Net loss ($221 allocated to redeemable non-controlling interest)	—	—	—	—	—	(19,889)	(19,889)	(21)	(19,910)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(304)	(304)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	(30,509)	(30,509)	—	(30,509)
Allocation to redeemable non-controlling interests	—	—	—	—	(839)	—	(839)	—	(839)
Balance at March 31, 2021	27	605	46	514	2,401,579	(274,596)	2,128,175	9,854	2,138,029
Common stock issued	6	297	45	274	1,367,761	—	1,368,383	—	1,368,383
Offering costs	—	—	—	—	(68,577)	—	(68,577)	—	(68,577)
Distribution reinvestments	—	5	—	3	17,741	—	17,749	—	17,749
Amortization of restricted stock grants	—	—	—	—	162	—	162	—	162
Common stock repurchased	—	(3)	—	(5)	(16,819)	—	(16,827)	—	(16,827)
Net loss ($349 allocated to redeemable non-controlling interest)	—	—	—	—	—	(43,981)	(43,981)	(122)	(44,103)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(246)	(246)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	(45,219)	(45,219)	—	(45,219)
Allocation to redeemable non-controlling interests	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Balance at June 30, 2021	33	904	91	786	3,700,382	(363,796)	3,338,400	9,486	3,347,886
Common stock issued	7	308	97	360	1,747,212	—	1,747,984	—	1,747,984
Offering costs	—	—	—	—	(81,819)	—	(81,819)	—	(81,819)
Distribution reinvestments	—	6	—	5	26,512	—	26,523	—	26,523
Amortization of restricted stock grants	—	—	—	—	161	—	161	—	161
Common stock repurchased	—	(2)	—	(3)	(10,698)	—	(10,703)	—	(10,703)
Net loss ($665 allocated to redeemable non-controlling interests)	—	—	—	—	—	(109,252)	(109,252)	(176)	(109,428)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,537	3,537
Distributions to non-controlling interests	—	—	—	—	—	—	—	(359)	(359)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	(66,155)	(66,155)	—	(66,155)
Allocation to redeemable non-controlling interest	—	—	—	—	(3,252)	—	(3,252)	—	(3,252)
Balance at September 30, 2021	$40	$1,216	$188	$1,148	$5,378,498	$(539,203)	$4,841,887	$12,488	$4,854,375

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$56,353	$(174,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Management fees	122,081	36,364
Performance participation allocation	175,776	111,934
Depreciation and amortization	649,347	197,934
Amortization of deferred financing costs	27,249	4,680
Straight-line rent amortization	(9,036)	(9,331)
Deferred income amortization	(9,464)	(3,044)
Unrealized gain on changes in fair value of financial instruments	(640,881)	(23,288)
Foreign currency loss	93,514	16,794
Amortization of restricted stock grants	619	376
Realized loss on sale of real estate debt	7,646	—
Realized loss on sale of real estate-related equity securities	12,622	—
(Income) loss from unconsolidated real estate ventures	(11,774)	448
Distributions of earnings from unconsolidated real estate ventures	6,184	377
Other items	(41)	739
Change in assets and liabilities
Increase in other assets	(64,858)	(23,009)
Increase in due to affiliates	2,809	748
Increase in other liabilities	57,809	37,049
Net cash provided by operating activities	475,955	174,095
Cash flows from investing activities
Acquisitions of real estate	(5,085,691)	(4,540,828)
Capital improvements to real estate	(96,371)	(21,908)
Investment in unconsolidated real estate ventures	(470,186)	(235)
Origination and purchase of investments in real estate debt	(1,071,771)	(801,792)
Purchase of real estate-related equity securities	(85,653)	(175,002)
Proceeds from paydown of principal and settlement of investments in real estate debt	249,921	41,502
Proceeds from settlement of derivative contracts	57,025	—
Net cash used in investing activities	(6,502,726)	(5,498,263)
Cash flows from financing activities
Proceeds from issuance of common stock, net	4,216,003	3,583,025
Offering costs paid	(57,964)	(27,996)
Subscriptions received in advance	154,117	476,520
Repurchase of common stock	(567,641)	(39,789)
Borrowings from mortgage notes and revolving credit facility	3,101,290	2,555,679
Repayments of mortgage notes, revolving credit facility and unsecured line of credit	(679,199)	(222,111)
Repayments under secured financings on investments in real estate debt, short term net	—	(42,557)
Borrowings under secured financings on investments in real estate debt	526,283	140,150
Repayments under secured financings on investments in real estate debt	(128,380)	(65,697)
Payment of deferred financing costs	(53,306)	(26,253)
Contributions from non-controlling interests	14,356	3,537
Distributions to non-controlling interests	(1,865)	(909)
Distributions	(223,636)	(68,532)
Net cash provided by financing activities	6,300,058	6,265,067
Effect of exchange rate changes	(10,900)	—
Net change in cash and cash equivalents and restricted cash	262,387	940,899
Cash and cash equivalents and restricted cash at the beginning of the period	940,555	293,411
Cash and cash equivalents and restricted cash at the end of the period	$1,202,942	$1,234,310
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$800,608	$671,683
Restricted cash	402,334	562,627
Total cash and cash equivalents and restricted cash	$1,202,942	$1,234,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$271,528	$77,041
Supplemental disclosure of non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$170,657	$165,508
Assumption of mortgage notes, par, in conjunction with acquisitions in real estate	$267,030	$156,515
Issuance of SREIT OP units as consideration for acquisitions of real estate	$190,459	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$204,225	$15,061
Accrued distributions	$49,864	$24,756
Distribution reinvestment	$159,707	$58,373
Allocation to redeemable non-controlling interests	$34,086	$5,556

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2019.  The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company continues to diversify its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in real estate debt, including loans secured by real estate and real estate-related securities.  The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” and together with any entity that is controlled by, controls or is under common control with the Sponsor, and any of their respective predecessor entities, “Starwood Capital”), owns a special limited partner interest in the Operating Partnership.  Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of September 30, 2022, the Company owned 518 real estate properties, 3,146 single-family rental homes, two investments in unconsolidated real estate ventures and 10 positions in real estate debt investments. The Company currently operates in seven reportable segments:  Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock (the “Initial Public Offering”). On June 2, 2021, the Initial Public Offering terminated and the Company commenced its second public offering of up to $10.0 billion in shares of common stock (the “Second Public Offering”). On August 10, 2022, the Second Public Offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of its common stock, consisting of up to $16.0 billion in shares of common stock in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan (the “Third Public Offering”). As of September 30, 2022, the Company had received aggregate net proceeds of $12.3 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.
2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reclass unrealized gains and losses associated with the Company’s interest rate swaps and interest rate caps from “Interest expense” to “Other income (expense), net” for the three and nine months ended September 30, 2021 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has chosen to group “Hospitality revenue” within “Other revenue” and “Hospitality operating” within “Property operating” for the three and nine months ended September 30, 2021 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Such reclassifications had no effect on the previously reported totals included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Aggregate foreign currency transaction losses included in operations totaled ($54.7) million and ($93.6) million for the three and nine months ended September 30, 2022, respectively. Aggregate foreign currency transaction losses included in operations totaled ($11.4) million and ($16.8) million for the three and nine months ended September 30, 2021, respectively. These amounts are recorded as a component of Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt include commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The Company generally determines the fair value of its investments by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended September 30, 2022 and 2021, the Company recognized ($2.4) million of unrealized losses and ($1.3) million of unrealized losses on its investments in equity securities, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized ($44.7) million of unrealized losses and ($1.3) million of unrealized losses on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

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

The fair values of the Company’s foreign currency forward contracts are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The fair value of the term loans approximates the initial par value because the loans are pre-payable at the option of the borrower at any time. We continuously monitor and assess credit quality of individual loans including the review of delinquency and loan-to-value ratios on the term loans. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of September 30, 2022.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$389,336	$1,287,210	$1,676,546	$—	$466,475	$487,602	$954,077
Equity securities	102,412	—	—	102,412	172,236	—	—	172,236
Derivatives	—	994,592	—	994,592	—	194,053	—	194,053
Total	$102,412	$1,383,928	$1,287,210	$2,773,550	$172,236	$660,528	$487,602	$1,320,366

Liabilities:
Derivatives	$—	$1,175	$—	$1,175	$—	$1,398	$—	$1,398
Total	$—	$1,175	$—	$1,175	$—	$1,398	$—	$1,398

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2021	$487,602
Origination and Purchases	956,877
Included in net loss
Foreign exchange	(157,269)
Unrealized gain (loss)	—
Balance as of September 30, 2022	$1,287,210

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$1,287,210	Cost	Par	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2022, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $207.5 million below the outstanding principal balance.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60-month period, which commenced in January 2020.  These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2022 and December 31, 2021:

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

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of September 30, 2022 and December 31, 2021, the Company had accrued $425.9 million and $291.5 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $2.0 million and $2.2 million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2021, the Company recognized income tax expense of $0.1 million and $0.2 million, respectively, within Other income (expense), net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2022 and December 31, 2021, the Company recorded a net deferred tax liability of $37.7 million primarily due to assumed capital gains from four European investments and $8.6 million primarily due to assumed capital gains from a European investment, respectively, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.	Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Building and building improvements	$19,122,762	$14,450,074
Land and land improvements	3,530,758	2,733,505
Furniture, fixtures and equipment	326,560	264,557
Right of use asset - operating leases(1)	105,228	105,236
Total	23,085,308	17,553,372
Accumulated depreciation and amortization	(840,694)	(368,293)
Investments in real estate, net	$22,244,614	$17,185,079

(1)	Refer to Note 14 for additional details on the Company’s leases.

During the nine months ended September 30, 2022, the Company acquired interests in 130 properties, which were comprised of 67 multifamily properties, 61 industrial properties, one office property and one self-storage property. Additionally, the Company acquired 552 single-family rental homes during the nine months ended September 30, 2022. During the year ended December 31, 2021, the Company acquired interests in 244 properties, which were comprised of 151 multifamily properties, 60 industrial properties, 25 self-storage properties, five office buildings, and three other properties. Additionally, the Company acquired 2,595 single-family rental homes during the year ended December 31, 2021.

The following table provides details of the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily	6	67	16,542 units	$4,288,281
Single-Family Rental	8	N/A (2)	552 units	220,196
Industrial	6	61	7.50 sq. ft.	972,791
Office	1	1	0.34 sq. ft.	150,945
Self-Storage	1	1	0.09 sq. ft.	42,091
	22	130		$5,674,304

(1)	Purchase price is inclusive of acquisition-related costs.
(2)	Includes a 95% interest in 552 consolidated single-family rental homes.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2022 ($ in thousands):

Amount
Building and building improvements	$4,678,123
Land and land improvements	816,318
Furniture, fixtures and equipment	58,225
In-place lease intangibles (1)	84,997
Above-market lease intangibles (1)	11,874
Below-market lease intangibles (1)	(24,451)
Other	6,723
Total purchase price (2)	5,631,809
Assumed mortgage notes	(211,009)
Non-controlling interests	(13,430)
Net purchase price	$5,407,370

(1)

The weighted-average amortization periods for the above-market lease intangibles, acquired in-place lease intangibles and below- market lease intangibles for the properties acquired during the nine months ended September 30, 2022 were 8 years, 4 years and 10 years, respectively.

(2)	Purchase price excludes acquisition-related costs of $42.5 million.

Investments in Unconsolidated Real Estate Ventures

On March 13, 2019, the Company entered into a joint venture (the “Joint Venture”) to acquire a Fort Lauderdale hotel. The Company owns a 43% interest in the Joint Venture.  The Joint Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate ventures in the Company’s Condensed Consolidated Balance Sheets. The Company’s investment in the Joint Venture totaled $10.4 million as of September 30, 2022 and December 31, 2021, respectively.  The Company’s income (loss) from its investment in the Joint Venture is presented in Income (Loss) from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled ($0.3) million and $0.4 million for the three and nine months ended September 30, 2022, respectively, and ($0.4) million for both the three and nine months ended September 30, 2021.

On July 29, 2022, the Company entered into a joint venture with a third party to acquire an Extended Stay portfolio (the “ES Venture”) from an affiliate of Starwood Capital. The Company owns an approximate 45% interest in the ES Venture. The Company’s investment in the ES Venture is accounted for using the equity method of accounting and is included in Investment in unconsolidated real estate ventures in the Company’s Condensed Consolidated Balance Sheets. The Company’s investment in the ES Venture totaled $475.8 million as of September 30, 2022. The Company’s income (loss) from its investment in the ES Venture is presented in Income (loss) from unconsolidated real estate ventures on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $11.4 million for both the three and nine months ended September 30, 2022, respectively.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Intangible assets: (1)
In-place lease intangibles	$383,765	$448,447
Above-market lease intangibles	44,905	36,696
Other	43,299	43,653
Total intangible assets	471,969	528,796
Accumulated amortization:
In-place lease amortization	(155,306)	(144,663)
Above-market lease amortization	(11,869)	(7,718)
Other	(9,090)	(7,300)
Total accumulated amortization	(176,265)	(159,681)
Intangible assets, net	$295,704	$369,115
Intangible liabilities: (2)
Below-market lease intangibles	$86,565	$65,143
Total intangible liabilities	86,565	65,143
Accumulated amortization:
Below-market lease amortization	(15,627)	(9,523)
Total accumulated amortization	(15,627)	(9,523)
Intangible liabilities, net	$70,938	$55,620

(1)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2022 (remaining)	$20,625	$1,736	$3,565	$(3,435)
2023	49,329	7,049	5,613	(11,014)
2024	35,207	5,549	5,599	(9,321)
2025	26,683	4,180	5,192	(7,215)
2026	18,697	3,582	2,507	(6,301)
Thereafter	77,918	10,940	11,733	(33,652)
	$228,459	$33,036	$34,209	$(70,938)

5.	Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of September 30, 2022 and December 31, 2021 ($ in thousands):

		September 30, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 6.73%	August 20, 2037	$408,917	$389,336
Total real estate debt securities	8	L + 6.73%	August 20, 2037	408,917	389,336
Term loans	2	L + 4.96%	December 19, 2026	1,461,417	1,287,210
Total investments in real estate debt	10	L + 5.34%	April 19, 2029	$1,870,334	$1,676,546

		December 31, 2021
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	50	3.07%	July 9, 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 15, 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 25, 2039	2,522	2,701
Total real estate debt securities	55	3.34%	January 5, 2041	465,050	466,475
Term loan	1	L + 5.35%	February 26, 2026	504,540	487,602
Total investments in real estate debt	56	4.41%	April 8, 2033	$969,590	$954,077

(1)

The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month Secured Overnight Financing Rate (“SOFR”), three-month Bank Bill Swap Bid Rate (“BBSY”), and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.

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

The majority of the Company’s investments in real estate debt securities consist of non-agency CMBS.

The Company’s investments in real estate debt include CMBS collateralized by properties owned by Starwood Capital investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

Fair Value
	September 30, 2022	December 31, 2021
CMBS	$389,336	$295,465
Total	$389,336	$295,465

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and nine months ended September 30, 2022, the Company recorded net realized losses on its investments in real estate debt securities of ($7.6) million, respectively. During the three and nine months ended September 30, 2021, the Company did not dispose any of its investments in real estate debt securities. During the three and nine months ended September 30, 2022, the Company recorded net unrealized gains on its investments in real estate debt securities of $2.8 million and net unrealized losses of ($22.6) million, respectively. During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses on its investments in real estate debt of ($4.6) million and ($6.2) million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6.	Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of September 30, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding (3)
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	September 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.07%	12/14/2030	N/A	$3,824,846	$3,110,689
Total fixed rate loans				3,824,846	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.78%	9/8/2026	N/A	9,637,971	7,052,819
Variable rate revolving credit facility (4)	L + 1.85%	12/1/2023	$1,200,000	992,960	1,190,683
Total variable rate loans				10,630,931	8,243,502
Total loans secured by the Companyʾs properties				14,455,777	11,354,191
Deferred financing costs, net				(101,209)	(80,410)
(Discount) premium on assumed debt, net				(6,255)	630
Mortgage notes and revolving credit facility, net				$14,348,313	$11,274,411

(1)

The term “L” refers to the relevant floating benchmark rates, which includes one-month LIBOR, one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30 day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Copenhagen Interbank Offered Rate (“CIBOR”), as applicable to each loan.

(2)	For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)	The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)

The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of September 30, 2022 and for loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed ($ in thousands):

Year	Amount
2022 (remaining)	$614,383
2023	1,285,742
2024	486,787
2025	881,587
2026	4,819,928
Thereafter	6,367,350
Total	$14,455,777

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $86.6 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of noncompliance with financial covenants as of September 30, 2022.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”) to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three–month U.S. dollar-denominated LIBOR to SONIA. The Barclays RA interest rate is now equal to the SONIA daily non-cumulative EFR rate plus a spread.

During June 2022, the Company entered into a repurchase agreement with Morgan Stanley Bank, N.A. (“Morgan Stanley”), Guardians of New Zealand Superannuation as manager and administrator of the New Zealand Superannuation Fund (“NZ Super”), and BAWAG P.S.K. Bank für Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (“BAWAG”) in order to finance its term loan investment (the “Syndicated RA”) to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2022
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	SONIA + 2.50%	$401,868	$111,630
Syndicated RA	6/24/2027	BBSY + 2.65%	885,342	486,938
			$1,287,210	$598,568

			December 31, 2021
Indebtedness	Weighted Average Maturity Date	Weighted Average Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	2/26/2026	L + 2.50%	$487,602	$268,181
			$487,602	$268,181

(1)	Represents the fair value of the Company’s term loan investment.

8.	Unsecured Line of Credit

During July 2021, the Company further increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to $1,550 million. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. There were no outstanding borrowings  and $375 million outstanding on the Line of Credit as of September 30, 2022 and December 31, 2021, respectively.

9.	Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2022	December 31, 2021
Derivative instruments	$994,592	$194,053
Intangible assets, net	295,704	369,115
Receivables	104,815	103,049
Equity securities	102,412	172,236
Prepaid expenses	28,944	15,871
Deferred financing costs, net	12,399	6,723
Interest receivable	5,884	5,337
Acquisition deposits	—	13,422
Other	4,669	1,492
Total	$1,549,419	$881,298

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2022	December 31, 2021
Real estate taxes payable	$115,820	$53,423
Accounts payable and accrued expenses	90,542	89,625
Intangible liabilities, net	70,938	55,620
Accrued interest expense	49,540	16,399
Tenant security deposits	50,349	36,509
Distributions payable	49,864	32,696
Deferred tax liability	38,182	8,599
Right of use liability - operating leases	12,463	12,499
Deferred income	9,183	7,467
Derivative instruments	1,175	1,398
Other	26,040	25,271
Total	$514,096	$339,506

10.	Derivatives

The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.

The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.

Interest Rate Contracts

Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investments in real estate debt. The Company uses derivative financial instruments, which includes interest rate caps and swaps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	43	$9,109,658	1.1%	LIBOR, SOFR	3.2
Interest Rate Caps - Property debt	3	€157,296	1.2%	EURIBOR	2.0
Interest Rate Caps - Property debt	1	Dkr. 301,500	1.0%	CIBOR	3.9
Interest Rate Swaps - Property debt	2	$260,548	0.8%	LIBOR	2.6
Interest Rate Swaps - Property debt	1	€63,000	1.7%	EURIBOR	4.8
Interest Rate Swaps - Property debt	1	kr 576,633	2.4%	NIBOR	5.2

	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	19	$6,297,224	0.8%	LIBOR, SOFR	4.5
Interest Rate Caps - Property debt	2	€88,040	1.3%	EURIBOR	2.4
Interest Rate Caps - Property debt	1	Dkr. 301,500	1.0%	CIBOR	4.7
Interest Rate Swaps - Property debt	2	$256,783	0.8%	LIBOR	3.6

Foreign Currency Forward Contracts

Certain of the Company’s international investments expose it to fluctuations in foreign currency exchange rates and interest rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency, the U.S. dollar. The Company uses foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar.

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	September 30, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	36	€548,127	5	€232,076
Buy USD/Sell DKK Forward	12	Dkr. 1,513,100	6	Dkr. 289,700
Buy USD/Sell AUD Forward	12	AUD 676,700	—	—
Buy USD/Sell NOK Forward	6	kr 813,000	—	—
Buy USD/Sell GBP Forward	3	£264,915	2	£165,861

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate derivatives	$863,411	$185,738	$—	$—
Foreign currency forward contracts	131,181	8,315	1,175	1,398
Total Derivatives	$994,592	$194,053	$1,175	$1,398

(1)	Included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations ($ in thousands):

			Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	Location of Gain Recognized in Net Income (Loss)	2022	2021
Interest Rate Caps - Property debt	Unrealized gain	(1)	$225,871	$2,343
Interest Rate Swaps - Property debt	Unrealized gain	(1)	11,506	384
Foreign Currency Forward Contracts	Unrealized gain	(1)	100,837	12,947
Foreign Currency Forward Contracts	Realized gain	(1)	36,723	276
Interest Rate Swap - Investments in real estate debt	Realized gain	(1)	10,984	1,353
			$385,921	$17,303

			Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	Location of Gain Recognized in Net Income (Loss)	2022	2021
Interest Rate Caps - Property debt	Unrealized gain	(1)	$559,499	$3,001
Interest Rate Swaps - Property debt	Unrealized gain	(1)	26,050	4,214
Foreign Currency Forward Contracts	Unrealized gain	(1)	163,480	14,298
Foreign Currency Forward Contracts	Realized gain	(1)	46,040	276
Interest Rate Swap - Investments in real estate debt	Realized gain	(1)	10,984	1,353
			$806,053	$23,142

(1)Included in Other income (expense), net in the Company’s Condensed Consolidated Statement of Operations.

11.	Equity and Redeemable Non-controlling Interests

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

As of September 30, 2022, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Nine months ended September 30, 2022
	Class T	Class S	Class D	Class I	Total
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271
Common stock shares issued	1,026,845	73,624,501	9,460,160	96,393,798	180,505,304
Distribution reinvestment plan shares issued	92,182	2,675,418	530,395	2,638,974	5,936,969
Common stock shares repurchased	(30,885)	(6,396,590)	(156,066)	(14,251,865)	(20,835,406)
September 30, 2022	5,736,578	224,284,365	31,976,788	248,405,407	510,403,138

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

For the three months ended September 30, 2022, the Company repurchased 14,659,490 shares of common stock representing a total of $402.4 million. For the nine months ended September 30, 2022, the Company repurchased 20,835,406 shares of common stock representing a total of $567.6 million. The Company had no unfulfilled repurchase requests as of September 30, 2022.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2022:

	Class T	Class S	Class D	Class I
Gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1728)	(0.1727)	(0.0501)	—
Net distributions declared per share of common stock	$0.7587	$0.7588	$0.8814	$0.9315

Redeemable Non-controlling Interests

In connection with its performance participation interest, the Special Limited Partner holds Class I units in the Operating Partnership.  See Note 12 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for cash, at its election, the Company has classified these Class I units as Redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at September 30, 2022, the Company recorded an allocation adjustment of $22.8 million between Additional paid-in capital and Redeemable non-controlling interests.

In addition to the Special Limited Partner’s interest noted above, certain third parties also have a redeemable non-controlling interest.

The following table details the Redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the nine months ended September 30, 2022 ($ in thousands):

	Special Limited Partner September 30, 2022	Third-party Operating Partnership unitholders September 30, 2022	Total September 30, 2022
Balance at the beginning of the year	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of SREIT OP units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP income (loss) allocation	949	487	1,436
Distributions	(8,429)	(4,175)	(12,604)
Fair value allocation	22,796	11,290	34,086
Ending balance	$250,043	$198,061	$448,104

The following table details the Redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the nine months ended September 30, 2021 ($ in thousands):

	Special Limited Partner September 30, 2021	Third-party Operating Partnership unitholders September 30, 2021	Total September 30, 2021
Balance at the beginning of the year	$10,409	$—	$10,409
Settlement of performance participation allocation	15,061	—	15,061
GAAP income (loss) allocation	(1,235)	—	(1,235)
Distributions	(1,095)	—	(1,095)
Fair value allocation	5,556	—	5,556
Ending balance	$28,696	$—	$28,696

12.	Related Party Transactions

Acquisition of Investments

On March 11, 2022, the Company acquired floating rate CMBS bonds related to Starwood Capital and a third party for $109.2 million, secured by 111 lodging properties.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three and nine months ended September 30, 2022, the Company incurred management fees of $45.7 million and $122.1 million, respectively.  During the three and nine months ended September 30, 2021, the Company incurred management fees of $17.7 million and $36.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the nine months ended September 30, 2022, the Company issued 3,919,239 unregistered Class I shares to the Advisor as payment for the management fee incurred through August 2022 year to date and also had a payable of $15.4 million related to the management fee as of September 30, 2022, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During October 2022, the Advisor was issued 559,054 unregistered Class I shares as payment for the $15.4 million management fee accrued as of September 30, 2022. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2022, the Company recognized $36.3 million and $175.8 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2021, the Company recognized $79.6 million and $111.9 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

 The performance participation interest allocation for 2021 became payable on December 31, 2021 and, in January 2022, the Company caused the Operating Partnership to issue 7,872,930 Class I units in the Operating Partnership to the Special Limited Partner as payment for the $204.2 million performance participation interest allocation for 2021. Such Class I units were issued at the NAV per unit as of December 31, 2021.

Repurchase of Advisor and Certain Director Shares

During the three and nine months ended September 30, 2022, the Company repurchased outside of its share repurchase plan 1,546,972 and 1,613,764 Class I shares, respectively, held by the Advisor and certain directors for total consideration of $42.5 million and $44.3 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased outside of its share repurchase plan none and 29,915 Class I shares, respectively, held by the Advisor and certain directors for total consideration of none and $0.6 million, respectively.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2022	December 31, 2021
Accrued stockholder servicing fee	$425,949	$291,544
Performance participation allocation	175,776	204,225
Advanced organization and offering costs	3,260	4,373
Accrued management fee	15,448	9,628
Accrued affiliate service provider expenses	2,095	843
Advanced operating expenses	4,212	2,655
Total	$626,740	$513,268

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T shares, Class S shares, and Class D shares up to the 8.75% limit at the time such shares are sold. As of September 30, 2022 and December 31, 2021, the Company has accrued $425.9 million and $291.5 million, respectively, of stockholder servicing fees payable to the Dealer Manager related to the Class T shares, Class S shares and Class D shares sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and nine months ended September 30, 2022, the Company has incurred approximately $5.0 million and $11.7 million, respectively, of expenses due to Highmark Residential in connection with its investments and such amount is included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2021, the Company incurred approximately $1.8 million and $4.6 million, respectively, of expenses due to Highmark Residential in connection with its investments and such amount is included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide corporate legal support services to the Company. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by RFF were $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided by RFF were $0.1 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by Essex were $1.3 million and $4.5 million, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided by Essex were $0.3 million and $0.6 million, respectively.

The Company engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire. During the three and nine months ended September 30, 2022, the Company incurred an insignificant amount, respectively. During the three and nine months ended September 30, 2021, the Company did not incur any expenses from Starwood Retail Partners.

The Company has engaged Starwood Capital’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the three and nine months ended September 30, 2022, the amounts incurred for services provided were $0.2 million and $0.9 million, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided were an insignificant amount, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2022, the amounts incurred for services provided were $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided were $0.1 million, respectively.

The Company has engaged Starwood Capital Group (“SCG”) STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and nine months ended September 30, 2022, the Company has incurred approximately $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2021, the Company did not incur any expenses from SCG STR Management Co, LLC.

The Company has engaged ST Global Services, L.L.C. (“ST”) a procurement professional. ST provides procurement and consulting services to the Company and other Starwood funds. ST currently charges us based on hours spent. ST is not technically an affiliate because it is owned by a third party, however, Starwood does have the option to purchase the business. During the three and nine months ended September 30, 2022, the Company has incurred an insignificant amount, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided by ST were an insignificant amount, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with managing the Company’s assets in Spain and Italy. The SCG Southern Europe Team charges 0.2% of fair market value and such charge is incurred on items such as new acquisitions, dispositions, financings, and leasing. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2021, the amounts incurred for services provided by SCG Southern Europe Team were an insignificant amount, respectively.

Advanced operating expenses

As of September 30, 2022 and December 31, 2021, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts were incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018 and are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

Operating expenses incurred after December 31, 2018 are paid by the Company as incurred. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Advisor had incurred approximately $10.7 million and $6.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.	Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of November 14, 2022, the Company had a remaining funding commitment to one of its consolidated joint ventures of approximately $144.5 million.
14.	Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground leases are classified as right of use liability – operating leases based on the characteristics of the respective lease. The ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain any additional renewal options.

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2022 ($ in thousands):

Operating Leases
2022 (remaining)	$170
2023	686
2024	686
2025	712
2026	714
Thereafter	26,497
Total undiscounted future lease payments	29,465
Difference between undiscounted cash flows and discounted cash flows	(17,002)
Total lease liability	$12,463

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of September 30, 2022, the weighted average remaining lease term of the Company’s operating leases was 37 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease payments	$376,684	$136,247	990,525	$325,242
Variable lease payments	39,638	15,960	105,902	41,308
Rental revenue	$416,322	$152,207	$1,096,427	$366,550

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of September 30, 2022. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2022 (remaining)	$69,797
2023	276,289
2024	251,316
2025	221,117
2026	188,775
Thereafter	664,046
Total	$1,671,340

15.	Segment Reporting

The Company operates in seven reportable segments: Multifamily properties, Single-family rental properties, Industrial properties, Office properties, Self-Storage properties, Investments in real estate debt and Other properties. Effective January 1, 2022, the Hospitality properties and Medical Office properties segments were combined within the Other segment and previous amounts have been recasted. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2022	December 31, 2021
Multifamily properties	$16,775,079	$12,225,256
Single-family rental properties	1,344,480	1,150,987
Industrial properties	3,189,039	2,145,163
Office properties	1,692,713	1,599,774
Self-storage properties	368,929	331,024
Investments in real estate debt	1,676,546	954,077
Other properties	1,226,288	764,714
Other (Corporate)	886,645	800,436
Total assets	$27,159,719	$19,971,431

The following table sets forth the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$292,886	$19,516	$50,576	$37,307	$7,019	$9,018	$—	$416,322
Other revenue	3,191	—	23	98	—	11,132	—	14,444
Total revenues	296,077	19,516	50,599	37,405	7,019	20,150	—	430,766
Expenses:
Property operating	129,889	9,757	12,060	14,516	2,677	9,788	—	178,687
Total segment expenses	129,889	9,757	12,060	14,516	2,677	9,788	—	178,687
Income from unconsolidated real estate ventures	—	—	—	—	—	11,054	—	11,054
Income from investments in real estate debt	—	—	—	—	—	—	63,290	63,290
Segment net operating income	$166,188	$9,759	$38,539	$22,889	$4,342	$21,416	$63,290	$326,423
Depreciation and amortization	$(156,634)	$(8,839)	$(27,498)	$(16,598)	$(2,056)	$(7,380)	$—	$(219,005)

General and administrative								(11,549)
Management fees								(45,697)
Performance participation allocation								(36,306)
Interest expense								(120,621)
Other income, net								241,102
Net income								$134,347
Net (income) attributable to non-controlling interests in consolidated joint ventures								(1,390)
Net (income) attributable to non-controlling interests in Operating Partnership								(4,282)
Net income attributable to stockholders								$128,675

The following table sets forth the financial results by segment for the three months ended September 30, 2021 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$89,742	$29,261	$29,272	$3,932	$—	$152,207
Other revenue	654	—	106	9,468	—	10,228
Total revenues	90,396	29,261	29,378	13,400	—	162,435
Expenses:
Property operating	40,032	7,169	10,223	7,343	—	64,767
Total segment expenses	40,032	7,169	10,223	7,343	—	64,767
Loss from unconsolidated real estate ventures	—	—	—	(447)	—	(447)
Income from investments in real estate debt	—	—	—	—	19,268	19,268
Segment net operating income	$50,364	$22,092	$19,155	$5,610	$19,268	$116,489
Depreciation and amortization	$(44,908)	$(17,560)	$(15,546)	$(4,439)	$—	$(82,453)

General and administrative						(6,588)
Management fees						(17,653)
Performance participation allocation						(79,552)
Interest expense						(41,614)
Other expense, net						1,278
Net loss						$(110,093)
Net loss attributable to non-controlling interests in consolidated joint ventures						176
Net loss attributable to non-controlling interests in Operating Partnership						665
Net loss attributable to stockholders						$(109,252)

The following table sets forth the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$764,712	$53,677	$128,276	$101,842	$19,729	$28,191	$—	$1,096,427
Other revenue	9,067	—	46	300	—	34,779	—	44,192
Total revenues	773,779	53,677	128,322	102,142	19,729	62,970	—	1,140,619
Expenses:
Property operating	330,517	24,378	33,009	39,600	7,310	29,291	—	464,105
Total segment expenses	330,517	24,378	33,009	39,600	7,310	29,291	—	464,105
Income from unconsolidated real estate ventures	—	—	—	—	—	11,774	—	11,774
Income from investments in real estate debt	—	—	—	—	—	—	99,634	99,634
Segment net operating income	$443,262	$29,299	$95,313	$62,542	$12,419	$45,453	$99,634	$787,922
Depreciation and amortization	$(461,799)	$(35,051)	$(73,165)	$(48,823)	$(8,014)	$(22,495)	$—	$(649,347)

General and administrative								(32,974)
Management fees								(122,081)
Performance participation allocation								(175,776)
Interest expense								(306,743)
Other income, net								555,352
Net income								$56,353
Net (income) attributable to non-controlling interests in consolidated joint ventures								(2,745)
Net (income) attributable to non-controlling interests in Operating Partnership								(1,436)
Net income attributable to stockholders								$52,172

The following table sets forth the financial results by segment for the nine months ended September 30, 2021 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$202,402	$61,260	$91,505	$11,383	$—	$366,550
Other revenue	1,872	—	230	25,108	—	27,210
Total revenues	204,274	61,260	91,735	36,491	—	393,760
Expenses:
Property operating	86,839	15,960	32,352	19,772	—	154,923
Total segment expenses	86,839	15,960	32,352	19,772	—	154,923
Loss from unconsolidated real estate ventures	—	—	—	(448)	—	(448)
Income from investments in real estate debt	—	—	—	—	37,898	37,898
Segment net operating income	$117,435	$45,300	$59,383	$16,271	$37,898	$276,287
Depreciation and amortization	$(102,176)	$(36,470)	$(46,273)	$(13,015)	$—	$(197,934)

General and administrative						(15,210)
Management fees						(36,364)
Performance participation allocation						(111,934)
Interest expense						(96,209)
Other expense, net						6,688
Net loss						$(174,676)
Net loss attributable to non-controlling interests in consolidated joint ventures						319
Net loss attributable to non-controlling interests in Operating Partnership						1,235
Net loss attributable to stockholders						$(173,122)

16.	Subsequent Events

Financing

On October 7, 2022, the Company refinanced $0.8 billion off of its variable rate revolving credit facility related to four investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States; however, we own a small number of investments located outside of the United States, primarily in Europe. To a lesser extent, we invest in real estate debt, including loans secured by real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner. We and the Operating Partnership are externally managed by the Advisor.

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

On December 27, 2017, we commenced our Initial Public Offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our Initial Public Offering terminated and we commenced our Second Public Offering of up to $10.0 billion in shares of common stock.

On August 10, 2022, we commenced our Third Public Offering of up to $18.0 billion in shares of our common stock (in any combination of purchases of Class T, Class S, Class D and Class I shares of our common stock), consisting of up to $16.0 billion in shares of common stock in our primary offering and up to $2.0 billion in shares of common stock pursuant to our distribution reinvestment plan. We intend to continue selling shares in the Third Public Offering on a monthly basis.

As of November 14, 2022, we had received net proceeds of $12.7 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

Recent Developments

Business Outlook

Our business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, the ongoing Russia-Ukraine conflict, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which we operate.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2022 Highlights

Operating Results:

•	Raised $0.9 billion and $4.7 billion of gross proceeds in our public offering during the three and nine months ended September 30, 2022, respectively.
•

Declared monthly net distributions totaling $147.5 million and $400.4 million for the three and nine months ended September 30, 2022, respectively.  As of September 30, 2022, the annualized net distribution rate was 3.6% for Class T, 3.6% for Class S, 4.3% for Class D and 4.5% for Class I shares.

•

Year-to-date total returns through September 30, 2022, excluding upfront selling commissions and dealer manager fees, were 9.8% for Class T, 9.6% for Class S, 10.1% for Class D and 10.2% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.

•

Annualized total return from inception through September 30, 2022, excluding upfront selling commissions and dealer manager fees, was 14.1% for Class T, 14.0% for Class S, 14.2% for Class D and 14.8% for Class I shares. Annualized total return from inception through September 30, 2022, assuming full upfront selling commissions and dealer manager fees was 13.0% for Class T, 13.0% for Class S and 13.8% for Class D shares.

Investments:

•	During the three months ended September 30, 2022, we acquired:

▪	A 45% stake in an extended stay portfolio located across the U.S. Southeast and Southwest with a purchase price of $1.0 billion, excluding closing costs.

▪	A portfolio of four apartment communities located in Orlando, Tampa and San Antonio with a purchase price of $325.4 million, excluding closing costs.

▪	As part of our Florida Affordable Housing Portfolio IV, a portfolio of affordable housing properties located throughout Florida with a purchase price of $91.8 million, excluding closing costs.

▪	A prime industrial asset located in greater Milan, Italy for a purchase price of $89.0 million, excluding closing costs.

▪	148 single-family rental homes across three transactions, as part of an existing joint venture, with a total purchase price of $58.0 million, excluding closing costs.

Financings:

•	Subsequent to September 30, 2022, we refinanced $0.8 billion off our variable rate revolving credit facility related to four investments.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate debt and investments in real estate loans based on fair value as of September 30, 2022:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of September 30, 2022:

(1)

Investments in real estate includes our direct property investments and our unconsolidated investments. Investments in real estate debt includes our equity in public real estate-related companies, and our CMBS investments. Investments in real estate loan includes our term loans. Geography weighting is measured as the asset value of real estate properties and unconsolidated real estate ventures for each geographical category against the total value of all (i) real estate properties and (ii) unconsolidated real estate ventures.
(2)	Includes our direct property investments, our unconsolidated investments and our term loans.
(3)	Geography weighting includes our term loans and excludes our equity in public real estate-related companies and real estate-related securities.

Investments in Real Estate

As of September 30, 2022, we had acquired 518 real estate properties and investments in two unconsolidated real estate ventures. The following table provides a summary of our portfolio as of September 30, 2022 ($ in thousands):

Segment	Number of Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the nine months ended September 30, 2022		Percentage of Segment Revenue
Multifamily	294	70,013 units	95%	$18,040,651	$773,779		68%
Single-family rental	N/A (3)	3,146 units	94%	1,359,827	53,677		5%
Industrial	164	23.68 sq. ft.	99%	3,526,894	128,322		11%
Office	20	3.90 sq. ft.	91%	1,686,789	102,142		9%
Self-storage	26	1.90 sq. ft.	90%	388,400	19,729		2%
Other	211	N/A (4)	N/A	1,233,441	62,970	(5)	5%
Total	715			$26,236,002	$1,140,619		100%

(1)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2022.

(2)	Based on fair value as of September 30, 2022.
(3)	Includes a 100% interest in a subsidiary with 2,302 single-family rental homes and a 95% interest in a consolidated joint venture with 844 single-family rental homes.
(4)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 26,228 keys at our hospitality and extended stay properties.
(5)	Excludes the Income (loss) from unconsolidated real estate ventures.

Real Estate

The following table provides information regarding our portfolio of real estate properties as of September 30, 2022:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Savannah Property	1	Savannah, GA	January 2019	100%	203	97%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	96%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	94%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	93%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	95%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	91%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	91%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	97%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	95%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	94%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	97%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	97%
Acadia	1	Ashburn, VA	December 2020	100%	630	94%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	95%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	96%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	93%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	92%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	96%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	91%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	93%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	95%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	97%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	94%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	99%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	94%
Total Multifamily	294				70,013
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	844	95%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,302	94%
Total Single-Family Rental	N/A (3) (4)				3,146
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	100%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	99%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	99%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	99%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	92%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	164				23.68
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	76%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	97%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	96%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	90%
Total Self-storage	26				1.90
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	76%
Fort Lauderdale Hotel	1	Fort Lauderdale, FL	March 2019	43%	236	67%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	95%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	83%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio	196	Various	July 2022	45%	24,935	88%
Total Other	211				N/A (5)

Total Investment Properties	715

(1)

Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets. The table also includes two investments (197 properties) owned by two unconsolidated entities.

(2)

The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2022.

(3)	Includes a 95% interest in 844 consolidated single-family rental homes.
(4)	Includes a 100% interest in 2,302 single-family rental homes.
(5)	Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 26,228 keys at our hospitality and extended stay properties.

Impact of COVID-19 – Impairment Analysis

As of September 30, 2022, we had not recorded an impairment on any investments in our real estate portfolio. Despite revisions to future cash flows as a result of the impacts of COVID-19, as of September 30, 2022, the undiscounted cash flows of each of our real estate investments exceeded their carrying value. Certain investments within our portfolio are more susceptible to future impairment considerations due to uncertainty around future cash flows. This uncertainty is a result of the significant declines in occupancy and rates at our hospitality assets resulting from reduced travel and group business, as well as the uncertainty around the length of time needed for these assets to return to stabilization. Due to the rapidly changing environment, we will continue to evaluate our cash flow assumptions. Continued negative impacts of COVID-19 could result in impairments to certain of our investments in future periods.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of September 30, 2022 ($ in thousands):

Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 6.73%	August 20, 2037	$408,917	$389,336
Total real estate debt securities	8	L + 6.73%	August 20, 2037	408,917	389,336
Term loans	2	L + 4.96%	December 19, 2026	1,461,417	1,287,210
Total investments in real estate debt	10	L + 5.34%	April 19, 2029	$1,870,334	$1,676,546

(1)	The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month SOFR, three-month BBSY, and SONIA as applicable to each security and loan.
(2)	Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

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

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of September 30, 2022:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of September 30, 2022 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2022 (remaining)	$5,975	2%	$357	0%	$—	0%	$6,332	2%
2023	13,185	4%	5,342	2%	2,085	1%	20,612	7%
2024	22,427	7%	7,647	3%	5,950	2%	36,024	12%
2025	23,539	7%	7,703	3%	2,598	1%	33,840	11%
2026	20,394	7%	14,750	5%	3,085	1%	38,229	13%
2027	17,210	6%	11,016	3%	2,821	1%	31,047	10%
2028	5,867	2%	8,332	3%	9,113	3%	23,312	8%
2029	4,477	1%	5,113	2%	1,754	1%	11,344	4%
2030	9,446	3%	17,228	5%	1,865	1%	28,539	9%
2031	8,590	3%	15,069	5%	141	0%	23,800	8%
Thereafter	10,886	4%	33,503	10%	7,545	2%	51,934	16%
Total	$141,996	46%	$126,060	41%	$36,957	13%	$305,013	100%

(1)

Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$416,322	$152,207	$264,115
Other revenue	14,444	10,228	4,216
Total revenues	430,766	162,435	268,331
Expenses
Property operating	178,687	64,767	113,920
General and administrative	11,549	6,588	4,961
Management fees	45,697	17,653	28,044
Performance participation allocation	36,306	79,552	(43,246)
Depreciation and amortization	219,005	82,453	136,552
Total expenses	491,244	251,013	240,231
Other income (expense)
Income (loss) from unconsolidated real estate ventures	11,054	(447)	11,501
Income from investments in real estate debt	63,290	19,268	44,022
Interest expense	(120,621)	(41,614)	(79,007)
Other income (expense), net	241,102	1,278	239,824
Total other income (expense)	194,825	(21,515)	216,340
Net income (loss)	$134,347	$(110,093)	$244,440
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(1,390)	$176	$(1,566)
Net (income) loss attributable to non-controlling interests in Operating Partnership	(4,282)	665	(4,947)
Net income (loss) attributable to stockholders	$128,675	$(109,252)	$237,927

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2022 and 2021, rental revenue was $416.3 million and $152.2 million, respectively.  The increase in rental revenue was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021, respectively to 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022, respectively.

Other revenue primarily consists of income from our hospitality properties. During the three months ended September 30, 2022 and 2021, other revenue was $14.4 million and $10.2 million, respectively. The increase in the other revenue was driven by an increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments.  Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2022 and 2021, property operating expenses were $178.7 million and $64.8 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021, respectively to 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022, respectively.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2022, general and administrative expenses increased $5.0 million compared to the three months ended September 30, 2021 and was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2022 and 2021, management fees were $45.7 million and $17.7 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $8.2 billion from September 30, 2021 to September 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year.  During the three months ended September 30, 2022 and 2021, the performance participation allocation was $36.3 million and $79.6 million, respectively.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2022 and 2021, depreciation and amortization expenses were $219.0 million and $82.5 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021 to 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022.

Other Income (Expense), net

During the three months ended September 30, 2022 and 2021, income from investments in real estate debt was $63.3 million and $19.3 million, respectively, which consisted of interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was driven by the growth in our portfolio, which increased from one term loan as of September 30, 2021 to two term loans as of September 30, 2022.

During the three months ended September 30, 2022 and 2021, interest expense was $120.6 million and $41.6 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the three months ended September 30, 2022 and 2021, other income (expense), net was $241.1 million and $1.3 million, respectively, which was primarily driven by unrealized gains of $237.4 million and $2.7 million, respectively, relating to the change in the fair value of our interest rate swaps and interest rate caps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$1,096,427	$366,550	$729,877
Other revenue	44,192	27,210	16,982
Total revenues	1,140,619	393,760	746,859
Expenses
Property operating	464,105	154,923	309,182
General and administrative	32,974	15,210	17,764
Management fees	122,081	36,364	85,717
Performance participation allocation	175,776	111,934	63,842
Depreciation and amortization	649,347	197,934	451,413
Total expenses	1,444,283	516,365	927,918
Other income (expense)
Income (loss) from unconsolidated real estate ventures	11,774	(448)	12,222
Income from investments in real estate debt	99,634	37,898	61,736
Interest expense	(306,743)	(96,209)	(210,534)
Other income (expense), net	555,352	6,688	548,664
Total other income (expense)	360,017	(52,071)	412,088
Net income (loss)	$56,353	$(174,676)	$231,029
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(2,745)	$319	$(3,064)
Net (income) loss attributable to non-controlling interests in Operating Partnership	(1,436)	1,235	(2,671)
Net income (loss) attributable to stockholders	$52,172	$(173,122)	$225,294

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the nine months ended September 30, 2022 and 2021, rental revenue was $1,096.4 million and $366.6 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021, 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022.

Other revenue primarily consists of income from our hospitality properties. During the nine months ended September 30, 2022 and 2021, other revenue was $44.2 million and $27.2 million, respectively. The increase in other revenue was driven by an increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of the real estate investments which includes real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the nine months ended September 30, 2022 and 2021, property operating expenses were $464.1 million and $154.9 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021, respectively to 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022, respectively.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the nine months ended September 30, 2022, general and administrative expenses increased $17.8 million compared to the nine months ended September 30, 2021 which was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2022 and 2021, management fees were $122.1 million and $36.4 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $8.2 billion from September 30, 2021 to September 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership.  Total return is defined as distributions paid or accrued plus the change in NAV.  The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the nine months ended September 30, 2022 and 2021, the performance participation allocation was $175.8 million and $111.9 million, respectively.

Pursuant to the Advisory Agreement between us, the Advisor and the Operating Partnership, the Advisor will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income (each as defined in our charter) (the “2%/25% Limitation”).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor would not be required to reimburse us.

For the four fiscal quarters ended September 30, 2022, our Total Operating Expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense, our independent directors determined that the excess expenses were justified.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2022 and 2021, depreciation and amortization expenses were $649.3 million and $197.9 million, respectively. The increase was driven by the growth in our portfolio, which increased from 245 consolidated properties and no single-family rental homes as of September 30, 2021 to 518 real estate properties and 3,146 single-family rental homes as of September 30, 2022.

Other Income (Expense), net

During the nine months ended September 30, 2022 and 2021, income from investments in real estate debt was $99.6 million and $37.9 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was driven by the growth in our portfolio, which increased from one term loan as of September 30, 2021 to two term loans as of September 30, 2022.

During the nine months ended September 30, 2022 and 2021, interest expense was $306.7 million and $96.2 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the nine months ended September 30, 2022 and 2021, other income (expense), net was $555.4 million and $6.7 million, respectively, which was primarily driven by unrealized gains of $585.5 million and $7.2 million, respectively, relating to the change in the fair value of our interest rate swaps and interest rate caps. The interest rate swaps and caps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net income (loss) attributable to stockholders ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to stockholders	$128,675	$(109,252)	$52,172	$(173,122)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	219,005	82,453	649,347	197,934
Investment in unconsolidated real estate ventures – depreciation and amortization	4,640	200	5,040	600
Amount attributable to non-controlling interests for above adjustments	(1,325)	(472)	(3,956)	(1,422)
FFO attributable to stockholders	350,995	(27,071)	702,603	23,990
Adjustments to arrive at AFFO:
Straight-line rental income	(2,415)	(3,190)	(9,036)	(9,331)
Deferred income amortization (1)	(2,531)	(753)	(7,132)	(3,044)
Amortization of above- and below-market lease intangibles, net	(895)	(453)	(2,332)	(729)
Unrealized gains from changes in the fair value of investments in real estate debt and other financial instruments	(297,745)	(11,665)	(640,881)	(23,288)
Foreign currency loss	54,589	11,377	93,514	16,794
Non-cash performance participation allocation	36,306	79,552	175,776	111,934
Amortization of deferred financing costs	9,895	2,672	27,249	4,680
Amortization of restricted stock awards	206	161	619	376
Amount attributable to non-controlling interests for above adjustments	1,828	6	4,065	102
AFFO attributable to stockholders	$150,233	$50,636	$344,445	$121,484

(1)

Effective with the three months ended September 30, 2021, we updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.

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

Real Estate Portfolio Valuation

During the third quarter of 2022, many countries across the world continued to experience high inflation, rising interest rates and slowing economic growth which in combination resulted in a challenging real estate investment climate.

Approximately 70% of our real estate portfolio (inclusive of the real estate loans) is invested in residential across (i) market rented multi-family apartments, (ii) affordable apartments, and (iii) single-family home rental homes.  These assets are primarily located in seven growth markets in the U.S. (specifically, Florida, Washington DC, Texas, North Carolina, Georgia, Arizona, and Tennessee) where population and job growth have been the strongest. During the third quarter of 2022, the multifamily investments experienced slight decreases in their values based on the increased uncertainty from the macro environment. However, our market rate multifamily portfolio fundamentals remained strong and experienced rent growth of 18% year-over-year on new leases and 13% to 14% on combined new and renewal leases over the trailing 30, 60 and 90 days ended September 30, 2022.

The industrial valuations experienced modest increases during the third quarter of 2022. This is attributed to continued strong real estate fundamentals and demand. Rent growth remained strong across the portfolio through September 30, 2022 with new leases trading out 30% higher than expiring leases. Recent market rent growth across our industrial markets averaged 21% in the third quarter of 2022 year-over-year for our 99% occupied portfolio. Average lease terms in industrial are approximately five years, so with the continued strong rent growth, there is a sizeable gap between today’s in-place rents and market rents across the portfolio.

In our office segment, valuations declined during the third quarter of 2022 as investor sentiment continues to reflect more uncertainty. Our investments continue to have strong characteristics such as long weighted average lease terms, high quality tenant base and desirable locations. However, future valuations might be more negatively impacted depending on the longer term implications resulting from COVID-19, including the number of companies that transition to full time and/or part time remote working, desire for companies to be located in suburban and/or urban environments, amount of square footage per employee companies decide is appropriate, the impact of new variants, increased financing costs and if the Federal government provides additional stimulus. These outcomes can potentially lead to slower forecasted rental growth, reduced occupancies, slower lease-up, reduced lease renewals, contractions and/or higher tenant delinquencies, which may result in lower operating cash flows and valuations.

As of September 30, 2022, our independent valuation advisor or external third-party appraisal firms (for certain assets) valued the majority of our real estate portfolio to reflect the most recent market conditions.

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

The following table provides a breakdown of the major components of our NAV ($ and shares/units in thousands):

Components of NAV	September 30, 2022
Investments in real estate	$26,236,002
Investments in real estate debt	1,676,546
Cash and cash equivalents	800,608
Restricted cash	402,334
Other assets	1,190,211
Debt obligations	(14,248,297)
Secured financings on investments in real estate debt	(598,568)
Subscriptions received in advance	(154,117)
Other liabilities	(406,252)
Performance participation accrual	(175,776)
Management fee payable	(15,448)
Accrued stockholder servicing fees (1)	(4,642)
Minority interest	(118,241)
Net asset value	$14,584,360
Number of outstanding shares/units	526,619

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares.  As of September 30, 2022, we have accrued under GAAP $425.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units (1)	Total
Net asset value	$6,237,419	$159,564	$875,149	$6,864,124	$448,104	$14,584,360
Number of outstanding shares/units	224,284	5,737	31,977	248,405	16,216	526,619
NAV Per Share/Unit as of September 30, 2022	$27.81	$27.82	$27.37	$27.63	$27.63

(1)	Includes the partnership interests of the Operating Partnership held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2022 valuations, based on property types. Once we own more than one self-storage investment, we will include the key assumptions for the property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.1%	4.8%
Single-Family Rental	6.1%	4.9%
Industrial	6.0%	5.0%
Office	7.4%	5.9%
Other	7.8%	6.4%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Rental Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(2.0)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.6%	+3.5%	+3.7%	+2.9%	+2.5%
(weighted average)	0.25% increase	(3.2)%	(3.2)%	(3.3)%	(2.8)%	(2.3)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2022
Stockholders’ equity under GAAP	$10,415,054
Redeemable non-controlling interests	448,104
Total partners’ capital of Operating Partnership	10,863,158
Adjustments:
Accrued stockholder servicing fee	421,307
Advanced organization and offering costs and Advanced operating expenses	3,447
Unrealized real estate appreciation	2,122,845
Accumulated depreciation and amortization	1,173,603
NAV	$14,584,360

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.9315 per share for the nine months ended September 30, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2022:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2022	$0.0847	$0.0847	$0.0980	$0.1035
February 28, 2022	0.0863	0.0863	0.0985	0.1035
March 31, 2022	0.0843	0.0843	0.0979	0.1035
April 30, 2022	0.0845	0.0845	0.0980	0.1035
May 31, 2022	0.0836	0.0836	0.0978	0.1035
June 30, 2022	0.0842	0.0842	0.0979	0.1035
July 31, 2022	0.0835	0.0836	0.0977	0.1035
August 31, 2022	0.0835	0.0835	0.0977	0.1035
September 30, 2022	0.0841	0.0841	0.0979	0.1035
Totals	$0.7587	$0.7588	$0.8814	$0.9315

The following table summarizes our distributions declared during the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$92,348	63%	$39,746	60%
Reinvested in shares	55,144	37%	26,793	40%
Total distributions	$147,492	100%	$66,539	100%

Sources of Distributions
Cash flows from operating activities	$147,492	100%	$66,539	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$147,492	100%	$66,539	100%

Cash flows from operating activities	$211,774		$77,464
Funds from operations	$350,995		$(27,071)

The following table summarizes our distributions declared during the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$248,710	62%	$82,668	58%
Reinvested in shares	151,683	38%	60,336	42%
Total distributions	$400,393	100%	$143,004	100%

Sources of Distributions
Cash flows from operating activities	$400,393	100%	$143,004	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$400,393	100%	$143,004	100%

Cash flows from operating activities	$475,955		$174,095
Funds from operations	$702,603		$23,990

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with $2.5 billion of immediate liquidity as of September 30, 2022, comprised of $1.6 billion of an undrawn unsecured Line of Credit, $0.8 billion of cash on hand and $0.1 billion of available capacity on our secured financings on investments in real estate debt. Excluded from the cash balance is an incremental $0.1 billion associated with the September 2022 net capital raise, which will be available to us at the start of the subsequent month. In addition, we hold approximately $0.5 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the nine months ended September 30, 2022, we raised $4.7 billion of gross proceeds in our public offering. In addition, for the nine months ended September 30, 2022, we have repurchased $0.6 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2022, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of September 30, 2022 and December 31, 2021 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.07%	12/14/2030	N/A	$3,824,846	$3,110,689
Total fixed rate loans				3,824,846	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.78%	9/8/2026	N/A	9,637,971	7,052,819
Variable rate revolving credit facility(4)	L + 1.85%	12/1/2023	$1,200,000	992,960	1,190,683
Total variable rate loans				10,630,931	8,243,502
Total loans secured by the Company’s properties				14,455,777	11,354,191

Secured financings on investments in real estate debt	L + 2.62%	3/25/2027	$707,966	598,568	268,181
Unsecured Line of Credit(5)	L + 2.50%	5/11/2024	$1,550,000	—	375,000
Total Indebtedness				$15,054,345	$11,997,372

(1)	The term “L” refers to the relevant floating benchmark rates, which includes one-month LIBOR, one-month SOFR, NYFED 30 day SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.
(2)	For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)	The majority of our mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)

Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

(5)	The repayment of the Line of Credit facility is guaranteed by us.

During October and November 2022, we raised an aggregate of $0.4 billion in our Third Public Offering and had $0.5 billion of aggregate third party investor redemptions. All repurchase requests were satisfied during this period.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$475,955	$174,095
Cash flows used in investing activities	(6,502,726)	(5,498,263)
Cash flows provided by financing activities	6,300,058	6,265,067
Effect of exchange rate changes	(10,900)	—
Net increase in cash and cash equivalents and restricted cash	$262,387	$940,899

Cash flows provided by operating activities increased $301.9 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021. This increase resulted from an increase in the number of investments in real estate and income generated from our investments in real estate debt.

Cash flows used in investing activities increased $1.0 billion during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in acquisitions of real estate of $0.5 billion, an increase of $0.5 billion due to an investment in an unconsolidated real estate venture and an increase of $0.3 billion in the origination/purchase of real estate debt offset by proceeds from paydown of principal and settlement of investments in real estate debt of ($0.3) billion.

Cash flows provided by financing activities increased $35.0 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to a $0.6 billion increase in net proceeds from the issuance of our common stock, a net increase of $0.5 billion driven by greater debt borrowings, net of repayments, offset by $0.5 billion increase in repurchases of common stock, a $0.3 billion decrease in subscriptions received in advance and a $0.2 billion increase in distributions.

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

Off-Balance Sheet Arrangements

As of November 14, 2022, we have a remaining funding commitment to one of our consolidated joint ventures of approximately $145 million.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, rising oil prices and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants, have resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2022, the outstanding principal balance of our variable rate indebtedness was $11.2 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. We have executed interest rate swaps and caps with a notional amount of $9.3 billion as of September 30, 2022 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2022, a 10 basis point increase in the one-month U.S. dollar denominated LIBOR or other benchmark rates would have resulted in an increase in interest expense of $0.6 million and $3.0 million, respectively, net of the impact of our interest rate swaps and caps.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments.

Investments in Real Estate Debt

As of September 30, 2022, we held $1.7 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2022, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of an insignificant amount, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2022, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $167.7 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings. Our foreign denominated loan agreements and borrowing arrangements generally specify the SONIA or BBSY instead of U.S. dollar denominated LIBOR.

As of September 30, 2022, daily compounded SONIA or the BBSY is utilized as the floating benchmark rate on our borrowing facilities, while SOFR is utilized as the floating benchmark rate on twenty-seven of our loans.

At this time, it is not possible to predict how markets will respond to SOFR, BBSY, SONIA, or other alternative reference rates as the transition away from USD LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date resulting from COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the nine months ended September 30, 2022, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2022, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 1,096,188 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2022 and August 2022. Additionally, we issued 559,054 unregistered Class I shares to the Advisor in October 2022 in satisfaction of the September 2022 management fee.  The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned.  Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

					Total Number of	Maximum Number of
			Repurchases as		Shares Repurchased	Shares that May Yet
	Total Number		a Percentage	Average	as Part of Publicly	Be Repurchased
	of Shares		of Shares	Price Paid	Announced Plans	Under the Plans
Month of:	Repurchased		Outstanding (1)	per Share	or Programs	or Programs (2)
July 2022	3,667,868		0.74%	$27.48	3,667,868	—
August 2022	5,752,910	(3)	1.14%	27.50	5,752,910	—
September 2022	5,238,712		1.03%	27.52	5,238,712	—
Total	14,659,490			$27.50	14,659,490	—

(1)	All repurchase requests under our share repurchase plan were satisfied.
(2)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $692.5 million of Class T, Class S, Class D and Class I shares based on our June 30, 2022 NAV in the third quarter of 2022 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(3)	Includes 1,540,972 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan.

The Special Limited Partner holds 9,048,789 Class I units in the Operating Partnership as of September 30, 2022. The redemption of any Class I units held by the Special Limited Partner or shares held by the Advisor acquired as payment of the Advisor’s management fee occur outside of our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Advisory Agreement Renewal

On November 4, 2022, our board of directors approved the renewal of the Advisory Agreement for a term of one year, commencing on December 15, 2022.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Starwood Real Estate Income Trust, Inc. (the “Company”) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment of the Company (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

10.1	Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on August 12, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 14, 2022	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2022	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)