Form 10-K
period 2022-12-31
Starwood Real Estate Income Trust, Inc.
filed 2023-03-17
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 10, 2023, the issuer had the following shares outstanding: 5,714,907 shares of Class T common stock, 220,694,433 shares of Class S common stock, 29,963,506 shares of Class D common stock and 232,379,686 shares of Class I common stock.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Risks Related to Our Organizational Structure

•
We have incurred GAAP (defined below) net losses attributable to stockholders and an accumulated deficit in the past and may incur GAAP net losses attributable to stockholders and continue to have an accumulated deficit in the future.
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
•
The return on an investment in our stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”).

General Risks Related to Investments in Real Estate

•
Our operating results may be affected by economic and regulatory changes that impact the real estate market in general.
•
Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
•
Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.
•
We may have difficulty selling our properties.
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
•
We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
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

Risks Related to Debt Financing

•
We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, hinder our ability to make distributions and decrease the value of our stockholders’ investments.
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

Risks Related to our Relationship with the Advisor and the Dealer Manager; Risks Related to Conflicts of Interest

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

•
Certain other investment funds and accounts sponsored by affiliates of the Advisor have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

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

General Description of Business and Operations

We were formed on June 22, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. We were organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we invest in real estate debt, including loans secured by real estate and real estate-related securities. We are the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. Substantially all of our business is conducted through the Operating Partnership. We and the Operating Partnership are externally managed by the Advisor, an affiliate of the Sponsor.

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

As of December 31, 2022, we owned 518 consolidated real estate properties, 3,215 single-family rental homes, two investments in unconsolidated real-estate ventures and 10 positions in real estate debt investments. We currently operate in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted.

On December 27, 2017, we commenced our initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, our initial public offering terminated and we commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, our follow-on public offering terminated and we commenced our third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan.

As of March 17, 2023, we had received net proceeds of $13.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A. — “Risk Factors” section of this Annual Report on Form 10-K.

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2022 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with approximately $120 billion in assets under management as of December 31, 2022. It has sponsored 16 private opportunistic real estate funds, 16 co-investment entities and eight public companies since its inception. Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

Our investment strategy is primarily to acquire stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States but may also be diversified on a global basis through investments in properties, outside of the United States, with a focus on Europe. To a lesser extent, and subject to the investment limitations described herein, we also may invest in debt secured by commercial real estate and real estate-related securities. Our investments in debt and real estate-related securities may provide us with current income, a source of liquidity for our share repurchase plan and cash management.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event, potentially in an unfavorable market, at the end of that period.

Investments in Properties

To execute our investment strategy, we invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States but is also diversified on a global basis through investments in properties, outside of the United States, with a focus on Europe. These may include multifamily, single-family rental, industrial office, and self-storage assets, as well as other property types, including, without limitation, retail, medical office, student housing, senior living, data centers, and manufactured housing properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

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

We own a portfolio of real estate-related debt securities. Our real estate-related debt securities provide us with current income and allow us to maintain appropriate liquidity levels in order to satisfy monthly repurchase requests under our share repurchase plan and serve as a cash management strategy before investing offering proceeds into longer-term real estate assets. Our real estate-related debt securities investments focus on investments in commercial mortgage-backed securities (“CMBS”) and may include, to a lesser extent, agency and non-agency residential mortgage-backed securities (“RMBS”) and collateralized loan obligations (“CLOs”).

Goldman Sachs Asset Management, L.P. (“Goldman Sachs”) serves as a sub-advisor to the Advisor and acts as the investment manager for our portfolio of real estate-related debt securities. Goldman Sachs’ fee for its services is paid entirely by the Advisor and not by us.

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

We do not intend that our investments in real estate-related debt and equity securities will require us to register as an investment company under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required. We may also invest, without limitation, in securities that are unregistered (but are eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale.

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

Our real estate-related securities portfolio may have embedded leverage through the use of repurchase agreements. We may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.

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

Our Taxation as a REIT

We believe we have operated in a manner that has allowed us to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with our taxable year ended December 31, 2019 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. As long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our net taxable income (determined without regard to our net capital gain and dividends paid deduction) that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes, taxes imposed by foreign jurisdictions attributed to certain non-U.S. investments, taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

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

In the face of this competition, we have access to our Advisor’s and Sponsor’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A. “Risk Factors—General Risks Related to Investments in Real Estate.”

Human Capital

We have no employees. Our operations are conducted by the Advisor. Our executive officers serve as officers of the Advisor, and are employed by an affiliate of the Advisor. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Our Advisor and Starwood Capital.”

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates. See Item 1A “Risk Factors—Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.starwoodnav.reit.

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

For the years ended December 31, 2022 and 2021, we had a GAAP (defined below) net loss attributable to stockholders of ($65.7) million and ($302.3) million, respectively, resulting in a GAAP net loss per share of common stock, basic and diluted, of ($0.14) for the year ended December 31, 2022 and ($1.49) for the year ended December 31, 2021. Our accumulated deficit and cumulative distributions as of December 31, 2022 and 2021 was ($1.4) billion and ($0.8) billion, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt and real estate-related equity securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

In any particular month, we may choose to repurchase fewer shares than have been requested to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Repurchase requests have exceeded these limits and may exceed these limits again in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and military conflicts) and other impacts of the ongoing COVID-19 pandemic, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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
changes in the economy;
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

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from our offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We have no separate facilities and are completely reliant on the Advisor. Our officers, including, but not limited to, our Chief Executive Officer, Chief Financial Officer and Secretary, are executive officers of Starwood Capital. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor. The officers and key personnel of the Advisor evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

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

The Advisor or the Special Limited Partner may choose to receive, and have in the past received, our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances, the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases from the Advisor of our shares or Operating Partnership units paid to the Advisor as a management fee are not subject to the monthly and quarterly repurchase limitations or the Early Repurchase Deduction. Repurchases from the Special Limited Partner of our shares or Operating Partnership units distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly repurchase limitations and do not receive priority over other shares for which a repurchase is requested during such period.

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of our investments in real estate debt and real estate-related equity securities, will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and certain of our investments in real estate debt and real estate-related equity securities are estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of our properties. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and Starwood Capital, L.L.C. (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Annual appraisals of our properties are conducted on a rolling basis, such that properties are appraised at different times, but each property would be appraised at least once per year. In addition, our independent valuation advisor will conduct quarterly valuations of our single-family rental investments. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles (“GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

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

Our offering is being conducted on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial capital in our offering, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers, or the number of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. You should ask your broker-dealer or other financial professional about what reasonable alternatives exist for you, and how our offering compares to other types of investments (e.g. listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•
80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be affected or held by an affiliate or associate of the interested stockholder. These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 1,000,000,000 shares are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares percentage ownership interests in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of our shares or your interests in the underlying assets held by our Operating Partnership.

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

We are subject to the risk that our trading orders in real estate-related securities may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may affect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Starwood Capital’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Starwood Capital and its affiliates and their portfolio companies’ and service providers’ systems could involve and, in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

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

We are subject to compliance with securities law which exposes us to potential liabilities, including potential rescission rights.

On March 30, 2022, we filed Supplement No. 12 to our prospectus dated June 2, 2021, which included our Annual Report on Form 10-K for the year ended December 31, 2021. Section 10(a)(3) of the Securities Act requires us to make certain updates to the information in our prospectus via a post-effective amendment to the registration statement. Although we provided all investors with the current audited financial statements through the supplement filed on March 30, 2022, this did not timely update the registration statement, which may have caused a potential violation of Section 5 of the Securities Act, which may trigger a right of rescission for certain investors who purchased our common stock during the time the registration statement was not updated via a post-effective amendment. These stockholders may have the right to rescind their purchase of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that impact the real estate markets in general.

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system;
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

We have in the past acquired and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we own. Our tenants may be negatively affected by continued disruptions in global supply chains, global economic and geopolitical events, military conflicts, natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. This risk may be magnified in the case of the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

Our properties face significant competition.

We face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

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

Certain commercial properties subject to net leases in which we invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of rising interest rates, the market price of such investments generally declines. Conversely, during periods of declining interest rates, the market price of fixed-rate debt investments generally rises. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These changes could have an impact on the value of our investments.

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

We may invest from time-to-time in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply, and labor shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and military conflicts, demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

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

We have invested and may in the future invest in high-yield securities, which are generally subject to more risk than higher rated securities.

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

We may invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, which are subject to certain other risks which may adversely affect our results of operations and financial condition.

We have and may in the future acquire investments in RMBS that are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

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

If we were to acquire investments in collateralized debt obligations we may face certain additional risks.

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

Subject to limitations required to maintain our qualification as a REIT, we may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivative and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivative and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We will invest in derivatives, which involve numerous risks” below.

We will invest in derivatives, which involve numerous risks.

Subject to any limitations required to maintain our qualification as a REIT, we will enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives is subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

If we were to use short sales for investment and/or risk management, we may face risks associated with selling short.

We may use short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

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

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, hinder our ability to make distributions and decrease the value of our stockholders’ investments.

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

If we were to use repurchase agreements to finance our securities investments, we may be exposed to risks that could result in losses.

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

Subject to any limitations required to maintain our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Changes to, and the market transition away from, LIBOR may adversely affect our results of operations, cash flows and the value of our investments.

We have loans, investment securities, borrowings and interest rate derivatives indexed to the London Interbank Offered Rate (“LIBOR”), which is the subject of national, international and regulatory guidance and proposals for reform. In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration, which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will end immediately following their publication on June 30, 2023.

There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out of LIBOR.

Certain of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR. Factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our investments and commercial mortgage loans, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our debt agreements depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. We are assessing the impact of the transition from LIBOR and the potential impact to our business cannot yet be determined.

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

The success of our offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for our offering is Starwood Capital, L.L.C. The success of our offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our offering, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. In addition, the Dealer Manager may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

We do not own the “Starwood” name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of our sponsor. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement (“Trademark License Agreement”) with an affiliate of our sponsor pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Starwood Real Estate Income Trust, Inc.” Under this agreement, we have a right to use this name for so long as the Advisor (or another affiliate of Starwood Capital) serves as our advisor (or another advisory entity) and the Advisor remains an affiliate of Starwood Capital under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice, provided that upon notification of such termination by us, Starwood Capital may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. Starwood Capital and its affiliates will retain the right to continue using the “Starwood” name. We will further be unable to preclude Starwood Capital from licensing or transferring the ownership of the “Starwood” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Starwood Capital or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

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

Starwood Capital engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Starwood Capital and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Starwood Capital or us). In such circumstances, such payments from, or allocations with respect to, us and our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Starwood Capital, be deemed paid to or received by Starwood Capital. These strategic advisors, senior advisors, consultants, executive advisors or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property. Additionally, and notwithstanding the foregoing, these senior advisors, consultants and other professionals as well as current and former chief executive officers of Starwood Capital portfolio entities, may be (or have the preferred right to be) investors in various Starwood Capital portfolio entities or Other Starwood Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and other professionals and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they provide the Dealer Manager and the Advisor with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or directors on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances, Starwood Capital may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from Starwood Capital, us or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of Starwood Capital “employees” (e.g., they may have dedicated offices at Starwood Capital, have a Starwood Capital email address, participate in general meetings and events for Starwood Capital personnel, work on Starwood Capital matters as their primary or sole business activity) even though they are not considered Starwood Capital employees, affiliates or personnel for purposes of the Dealer Manager Agreement, Advisory Agreement or the Operating Partnership’s partnership agreement. There can be no assurance that any of the senior advisors, consultants and other professionals will continue to serve in such roles or continue their arrangements with Starwood Capital, us and any portfolio properties.

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

There are several Other Starwood Accounts that have similar investment objectives and strategies to us. One Other Starwood Account, Starwood Property Trust, focuses primarily on originating, acquiring, financing and managing commercial mortgage loans, other commercial real estate debt investments and CMBS in both the United States and Europe. Starwood Property Trust has priority over us with respect to real estate debt investment opportunities. This priority will result in fewer real estate debt investment opportunities being made available to us. In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments, or “debt-like equity investments” and (ii) equity interests in stabilized commercial real estate properties. As of December 31, 2022, Starwood Property Trust’s portfolio (excluding the securitization VIEs) consisted of approximately $28.3 billion of assets (including approximately $1.4 billion in properties, net). To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million. All other real estate equity investments in which Starwood Property Trust may invest are allocated in accordance with the investment allocation policy described above. Starwood Property Trust’s offering materials do not specify a date or time period at which it might be liquidated.

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

One Other Starwood Account, a separate account of approximately $300 million of unused capital, invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe. To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, we will have priority over such Other Starwood Account.

Finally, one Other Starwood Account, which we refer to as the “Select Opportunistic Starwood Account,” invests in “opportunistic” real estate, real estate debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and has priority over us with respect to such investment opportunities as of December 31, 2022. This Select Opportunistic Starwood Account had approximately $4.5 billion of unused investing capacity. The priority granted to this Select Opportunistic Starwood Account will result in fewer investment opportunities being made available to us. The Select Opportunistic Starwood Account, which was not fully invested as of December 31, 2022, had approximately $13.6 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value). Other than (i) the priority granted to Select Opportunistic Starwood Account, (ii) the priority granted to Starwood Property Trust with respect to real estate-related debt and debt-like equity investments and (iii) the priority granted to SEREF with respect to debt investment opportunities related to European real estate, no Other Starwood Accounts have priority over us with respect to investment opportunities. However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

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

For more information regarding our relationships with these entities, see Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

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

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that may participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments. The Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisor considers our investment and tax objectives (including our qualification as a REIT) and those of our stockholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliate) as a whole, not the investment, tax or other objectives of any stockholders individually.

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

We have operated and expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, being unable to deduct distributions to stockholders in computing our taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
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

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Such investments may be substantial and may take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests that apply to REITs. In certain cases, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce our NAV.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act, enacted in December 2017, resulted in fundamental changes to the Code with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning before January 1, 2026. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter (or within 6 months if certain requirements are met) or qualify for certain statutory relief provisions, in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. Proposed Treasury regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We currently do not expect that any class of our shares of common stock will be regularly traded on an established securities market.

Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs with respect to undistributed income. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we may elect to cause our stockholders to be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state and local corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense is limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REIT, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, under the Tax Cuts and Jobs Act, for taxable years beginning before January 1, 2026, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and qualified dividend income). Such non-corporate U.S. taxpayers are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rents paid to us by a TRS lessee to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If the leases of our hotels to a TRS lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hospitality managers that we may engage do not qualify as “eligible independent contractors,” or if our hospitality properties are not “qualified lodging facilities,” we may fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to our TRS lessee. We expect that the TRS lessee will engage hotel managers and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Final Treasury regulations, effective March 7, 2022, treat certain modifications that would be taxable events under prior law as non-taxable events. The Treasury regulations also permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The Treasury regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

Our principal executive and administrative offices are located at 2340 Collins Avenue, Miami Beach, Florida 33139 and 591 West Putnam Avenue, Greenwich, CT 06830. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

Our public offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. Our common stock is not currently traded on any exchange, and no established market exists for our common stock. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 10, 2023, we had 1,304 holders of Class T, 31,580 holders of Class S, 1,676 holders of Class D and 16,087 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for our public offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares. For the year ended December 31, 2022, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.3%.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2022, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2022:

	Common Stock Class S	Common Stock Class T	Common Stock Class D	Common Stock Class I
January 31, 2022	$26.45	$26.41	$26.03	$26.30
February 28, 2022	$26.66	$26.64	$26.25	$26.51
March 31, 2022	$27.22	$27.19	$26.79	$27.06
April 30, 2022	$27.50	$27.50	$27.08	$27.34
May 31, 2022	$27.58	$27.59	$27.15	$27.41
June 30, 2022	$27.63	$27.64	$27.20	$27.46
July 31, 2022	$27.65	$27.65	$27.22	$27.47
August 31, 2022	$27.76	$27.77	$27.33	$27.59
September 30, 2022	$27.81	$27.82	$27.37	$27.63
October 31, 2022	$27.70	$27.70	$27.25	$27.52
November 30, 2022	$27.23	$27.23	$26.79	$27.05
December 31, 2022	$26.52	$26.52	$26.07	$26.34

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor, our independent valuation advisor and third-party appraisal firms in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor reviews our valuation guidelines and methodologies related to investments in real property with the Advisor and our board of directors at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and likely differs from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurement. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. NAV is not equivalent to stockholders’ equity or any other GAAP measure.

The following valuation methods are used for purposes of calculating our NAV:

•
Consolidated Properties. Investments in real property are valued by an independent third-party appraisal firm no less than annually, with quarterly update appraisals performed by our independent valuation advisor, Altus Group U.S. Inc., and monthly valuation updates performed by our Advisor, which will be reviewed by our independent valuation advisor as to its reasonableness, for each month in which we do not receive an appraisal report from a third-party appraiser or our independent valuation advisor. We use the income approach’s discounted cash flow as the primary methodology to value real property, whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by market supported discount and terminal capitalization rates. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization and discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area. The cost approach is based on the understanding that market participants relate value to cost. The value of a property is derived by adding the estimated land value to the current cost of constructing a replacement for the improvements and then subtracting the amount of depreciation in the structures from all causes. Following the table below that sets forth our NAV calculation is a sensitivity analysis for our investments in real property.
•
Unconsolidated Properties Held Through Joint Ventures. Unconsolidated properties held through joint ventures generally are valued in a manner that is consistent with the guidelines described above for consolidated properties. Once the value of a property held by the joint venture is determined in a manner consistent with the guidelines described above for consolidated properties and we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture is then determined by the Advisor using a hypothetical liquidation calculation to value our interest in the joint venture, which is a percentage of the joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment. The valuation of our interest in joint ventures prepared by the Advisor will not be reviewed or appraised by our independent valuation advisor.
•
European Property Investments. European property investments will be valued annually by an independent third-party appraiser and each such valuation will be reviewed by our independent valuation advisor as to its reasonableness. For months where a third-party appraiser does not perform a valuation, the Advisor will perform a monthly valuation of each of our European property investments, which will be reviewed by our independent valuation advisor as to its reasonableness.
•
Single-Family Rental Property Investments. Our independent valuation advisor will conduct quarterly valuations of single-family rental property investments. For months where our independent valuation advisor does not perform a quarterly valuation, the Advisor will perform a monthly valuation of our single-family rental property investments, which will be reviewed by our independent valuation advisor as to its reasonableness.
•
Operating Company Investments. Operating company investments, either consolidated or nonconsolidated, that have substantial personnel and operating activities will be valued annually by an independent third-party appraiser and each such valuation will be reviewed by our independent valuation advisor as to its reasonableness. For months where a third-party appraiser does not perform a valuation, the Advisor will perform a monthly valuation of the operating company investment, which will be reviewed by the independent valuation advisor as to its reasonableness. Operating company investments are valued using the discounted cash flow methodology as the primary methodology.
•
Real Estate Debt and Real Estate-Related Equity Securities. In general, real estate debt and real estate-related equity securities are valued by the Advisor at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. When reliable market quotations for real estate debt and real estate-related equity securities are available, the Advisor generally values such investments based on the quotations obtained. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) are valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available (or are otherwise not a reliable indication of fair value for a particular investment), the fair value is determined in good faith by the Advisor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations). Our board of directors has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our real estate debt and real estate-related equity securities and for determining whether the value of the applicable investments should be re-evaluated in light of such significant events. The valuation of our real estate-related securities and real estate debt prepared by the Advisor is not reviewed or appraised by our independent valuation advisor.
•
Liabilities. Liabilities include the fees payable to the Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities are valued using widely accepted methodologies specific to each type of liability. Liabilities related to stockholder servicing fees are allocable to a specific class of shares and are only included in the NAV calculation for that class. Our debt is typically valued at fair value in accordance with GAAP. For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through December 21, 2019, nor (2) operating expenses paid by the Advisor, incurred by us during the period July 13, 2017 (date of initial capitalization) through December 31, 2018, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. The Advisor’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure is not reviewed or appraised by the independent valuation advisor.

Our NAV is calculated for each of our share classes by our fund administrator. Our board of directors, including a majority of our independent directors, may replace our fund administrator with another party, including the Advisor, if it is deemed appropriate to do so. The Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by our fund administrator.

Each class has an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees. In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties based in part upon individual appraisal reports provided periodically by third-party independent valuation firms and reviewed by our independent valuation advisor with monthly valuations prepared by the Advisor for months that are not a quarter-end, (2) our real estate debt and real estate-related equity securities for which third-party market quotes are available, (3) our other real estate debt and real estate-related equity securities, if any, and (4) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares is only included in the NAV calculation for that class, the NAV per share for our share classes may differ.

Our operating partnership units are economically equivalent to a corresponding class of shares. On the last day of each month, the NAV per operating partnership unit of such units equals the NAV per share of the corresponding class. The NAV of our operating partnership on the last day of each month equals the sum of the NAVs of each outstanding operating partnership unit on such day. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material, non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Advisor adjusts the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. Notwithstanding anything herein to the contrary, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

In connection with our initial public offering, the Advisor advanced $7.3 million of our organization and offering expenses from our inception through December 21, 2019. The Advisor advanced all of our operating expenses incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018. We are reimbursing the Advisor for such advanced expenses ratably over the 60 month period that began on January 1, 2020. For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through December 21, 2019 nor (2) operating expenses paid by the Advisor, incurred by us during the period July 13, 2017 (date of initial capitalization) through December 31, 2018, is recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of our liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month. Restricted shares of our Class I common stock that remain unvested at the end of the month are excluded from the NAV per share calculation.

The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and shares/units in thousands):

Components of NAV	December 31, 2022
Investments in real estate	$25,687,522
Investments in real estate debt	1,657,663
Cash and cash equivalents	643,516
Restricted cash	313,093
Other assets	1,097,661
Debt obligations	(14,170,182)
Secured financings on investments in real estate debt	(751,771)
Subscriptions received in advance	(40,221)
Other liabilities	(427,105)
Performance participation accrual	(102,348)
Management fee payable	(14,531)
Accrued stockholder servicing fees(1)	(4,703)
Non-controlling interests in consolidated joint ventures	(109,511)
Net asset value	$13,779,083
Number of outstanding shares/units	521,924

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2022, we have accrued under GAAP $413.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2022 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$5,954,304	$151,721	$807,646	$6,438,313	$427,099	$13,779,083
Number of outstanding shares/units	224,557	5,722	30,974	244,455	16,216	521,924
NAV Per Share/Unit as of December 31, 2022	$26.52	$26.52	$26.07	$26.34	$26.34

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2022 valuations, based on property types. Once we own more than one self-storage investment, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.4%	5.1%
Single-Family Rental	6.4%	5.1%
Industrial	6.4%	5.2%
Office	7.6%	6.1%
Other	8.2%	6.6%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(2.0)%	(2.0)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.2%	+3.3%	+3.4%	+2.9%	+2.4%
(weighted average)	0.25% increase	(2.9)%	(3.0)%	(3.1)%	(2.6)%	(2.3)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2022
Stockholders’ equity under U.S. GAAP	$10,091,765
Redeemable non-controlling interest	427,099
Total partners’ capital of Operating Partnership	10,518,864
Adjustments:
Accrued stockholder servicing fee	408,301
Advanced organization and offering costs and Advanced operating expenses	3,197
Unrealized real estate appreciation	1,457,903
Accumulated depreciation and amortization	1,390,818
NAV	$13,779,083

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

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

•
Our investments in real estate are presented under historical cost in our consolidated financial statements. Additionally, our mortgage notes, revolving credit facility, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $1.2420 per share for the year ended December 31, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2022:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2022	$0.0847	$0.0847	$0.0980	$0.1035
February 28, 2022	0.0863	0.0863	0.0985	0.1035
March 31, 2022	0.0843	0.0843	0.0979	0.1035
April 30, 2022	0.0845	0.0845	0.0980	0.1035
May 31, 2022	0.0836	0.0836	0.0978	0.1035
June 30, 2022	0.0842	0.0842	0.0979	0.1035
July 31, 2022	0.0835	0.0836	0.0977	0.1035
August 31, 2022	0.0835	0.0835	0.0977	0.1035
September 30, 2022	0.0841	0.0841	0.0979	0.1035
October 31, 2022	0.0834	0.0834	0.0977	0.1035
November 30, 2022	0.0841	0.0842	0.0979	0.1035
December 31, 2022	0.0838	0.0838	0.0978	0.1035
Totals	$1.0100	$1.0102	$1.1748	$1.2420

The following table summarizes our distributions declared during the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Amount	%	Amount	%	Amount	%
Distributions
Payable in cash	$343,184	62%	$137,190	59%	$37,830	47%
Reinvested in shares	206,308	38%	95,420	41%	43,408	53%
Total distributions	$549,492	100%	$232,610	100%	$81,238	100%

Sources of Distributions
Cash flows from operating activities	$549,492	100%	$232,610	100%	$81,238	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$549,492	100%	$232,610	100%	$81,238	100%

Cash flows from operating activities	$594,911		$233,127		$112,844
Funds from operations	$795,926		$26,746		$57,131
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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net loss attributable to stockholders	$(65,708)	$(302,251)	$(96,258)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	848,943	330,455	155,864
Investment in unconsolidated real estate ventures – depreciation and amortization	17,920	800	753
Amount attributable to non-controlling interests for above adjustments	(5,229)	(2,258)	(3,228)
FFO attributable to stockholders	795,926	26,746	57,131
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(12,098)	(12,453)	(8,668)
Deferred income amortization (1)	(9,720)	(2,717)	(1,294)
Amortization of above- and below-market lease intangibles, net	(3,575)	(1,188)	(15)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(505,658)	(36,009)	9,026
Foreign currency loss	49,536	15,102	—
Non-cash performance participation allocation	102,348	204,225	15,061
Amortization of deferred financing costs	37,573	8,547	3,183
Amortization of restricted stock awards	894	537	128
Loss on extinguishment of debt	313	—	—
Amount attributable to non-controlling interests for above adjustments	3,607	261	288
AFFO attributable to stockholders	$459,146	$203,051	$74,840

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

Unregistered Sales of Equity Securities

As described in Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Advisor is entitled to an annual management fee equal to 1.25% of our NAV, payable monthly as compensation for the services it provides to us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019. During the years ended December 31, 2022, 2021 and 2020, we incurred management fees of $167.1 million, $62.2 million and $19.4 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Advisor elected to receive the management fee in shares of our common stock. We issued 5,598,108, 2,232,831 and 811,757 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $14.5 million, $9.6 million and $2.1 million related to the management fee as of December 31, 2022, 2021 and 2020, respectively, which is included in Due to affiliates on our consolidated financial statements. During January 2023, the Advisor was issued 551,733 unregistered Class I shares as payment for the $14.5 million management fee accrued as of December 31, 2022. During January 2022, the Advisor was issued 371,148 unregistered Class I shares as payment for the $9.6 million management fee accrued as of December 31, 2021. During January 2021, the Advisor was issued 97,097 unregistered Class I shares as payment for the $2.1 million management fee accrued as of December 31, 2020. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the

Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2022, 2021 and 2020, we recognized $102.3 million, $204.2 million and $15.1 million, respectively, of performance participation interest in the Company’s consolidated financial statements as the performance hurdle was achieved as of December 31, 2022, 2021 and 2020, respectively. The performance participation interest for 2022 became payable on December 31, 2022 and in January 2023, we issued approximately 3.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2022. The performance participation interest for 2021 became payable on December 31, 2021 and in January 2022, we issued approximately 7.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2021. The performance participation interest for 2020 became payable on December 31, 2020 and in January 2021, we issued approximately 0.7 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2020. Each Class I unit is exchangeable into one Class I common share. Each issuance to the Advisor and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended December 31, 2022, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
		Repurchases as		Shares Repurchased	Shares that May Yet
	Total Number	a Percentage	Average	as Part of Publicly	Be Repurchased
	of Shares	of Shares	Price Paid	Announced Plans	Under the Plans
Month of:	Repurchased (1)	Outstanding (1)	per Share	or Programs	or Programs (2)
October 2022	5,253,017	1.02%	27.61	5,253,017	—
November 2022	12,388,022	2.43%	27.68	12,388,022	—
December 2022	10,638,709	2.10%	27.53	10,638,709	—
Total	28,279,748		$27.61	28,279,748	—

(1)
Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $729.2 million of Class T, Class S, Class D and Class I shares based on our September 30, 2022 NAV in the fourth quarter of 2022 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.
(2)
In October 2022, we received repurchase requests equal to 2.2% of our aggregate monthly NAV. Our board of directors, including all of its independent directors, authorized repurchases above the 2% monthly repurchase limitation for October 2022. As such, 100% of share repurchase requests were satisfied in October 2022. In November 2022, we received repurchase requests equal to 3.2% of our aggregate monthly NAV and honored all repurchase requests for November 2022 on a pro-rata basis up to the 2% monthly limitation. As such, 63% of each stockholder’s repurchase request was satisfied in November 2022. In December 2022, we received repurchase requests equal to 4.2% of our aggregate monthly NAV and honored all repurchase requests for December 2022 on a pro-rata basis up to the 5% quarterly limitation of which 0.8% of September 30, 2022 NAV was honored. As such, 20% of each stockholder’s share repurchase requests were satisfied in December 2022.

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

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we invest in real estate debt, including loans secured by real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner. We and the Operating Partnership are externally managed by the Advisor.

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

We have elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT.

On December 27, 2017, we commenced our initial public offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our initial public offering terminated and we commenced our follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and we commenced our third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan. We intend to continue selling shares in our third public offering on a monthly basis.

As of March 17, 2023, we received net proceeds of $13.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

We cannot assure you that we will achieve our investment objectives. See Item 1A.“Risk Factors” section of this Annual Report on Form 10-K.

Recent Developments

Business Outlook

Despite the market turmoil, we experienced a positive year of performance. We experienced 2022 year-to-date total return of 6.3% and a 12.8% total return from inception through December 31, 2022 for the Class I shares. Strong asset and market selection drove high levels of rent growth across our real estate portfolio. In addition, our debt structuring to protect against rising interest rates has created value and enabled steady monthly distributions of cash flows.

In constructing our portfolio, we anticipated a rising interest rate environment after ten years of low interest rates and, therefore, we invested defensively with an emphasis on stable income to ensure predictable monthly distributions of cash flow. We invested in asset classes that we believe provide a good balance between inflation protection with blended rent growth, while also being defensively structured to perform well through this period and over the long-term.

In total, 91% of our portfolio is invested in asset classes that are well-positioned for the current environment. This includes short lease duration assets such as rental residential, extended-stay hotel, and self-storage, which have the ability to re-price income relatively quickly, as well as industrial, and floating-rate, senior loans, which benefit from rising benchmark interest rates. We also have limited exposure to longer-duration office and limited exposure to retail properties, which are asset classes that have underperformed in the current inflationary environment.

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

2022 Highlights

Operating Results:

•
Raised $5.4 billion of gross proceeds in our public offerings during the year ended December 31, 2022.
•
Declared monthly net distributions totaling $549.5 million for the year ended December 31, 2022. As of December 31, 2022, the annualized net distribution rate was 3.7% for Class T, 3.7% for Class S, 4.4% for Class D and 4.6% for Class I shares.
•
Year-to-date total returns through December 31, 2022, excluding upfront selling commissions and dealer manager fees, were 5.6% for Class T, 5.5% for Class S, 6.1% for Class D and 6.3% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares.
•
Annualized total return from inception through December 31, 2022, excluding upfront selling commissions and dealer manager fees, was 12.1% for Class T, 12.0% for Class S, 12.2% for Class D and 12.8% for Class I shares. Annualized total return from inception through December 31, 2022, assuming full upfront selling commissions and dealer manager fees was 11.1% for Class T, 11.0% for Class S and 11.8% for Class D shares.

Investments:

•
During the year ended December 31, 2022, we:

•
Acquired 67 residential properties across 11 transactions with a total purchase price of $4.3 billion, excluding closing costs.
•
Acquired 61 industrial assets across 6 transactions with a total purchase price of $952.5 million, excluding closing costs.
•
Acquired 621 single-family rental homes with a total purchase price of $254 million, excluding closing costs.
•
Acquired a 45% stake in an extended stay portfolio with a purchase price of $1.0 billion, excluding closing costs.
•
Provided a $957 million term loan for the acquisition of Crown Resorts Limited.
•
Acquired a mixed-use building for a purchase price of $149.6 million, excluding closing costs.

•
Acquired a self-storage asset, as part of an existing joint venture, with a total purchase price of $41.4 million, excluding closing costs.
•
Closed on a $109.2 million position in a CMBS loan.

Financings:

•
During the year ended December 31, 2022, we:
•
Closed an aggregate of $3.7 billion in property-level financing.
•
Refinanced $0.2 billion in property-level financing.
•
Refinanced $1.0 billion off our revolving credit facility
•
Increased the capacity on our unsecured line of credit (the “Line of Credit”) by $1.1 billion, for a total capacity of $1.6 billion.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate debt and investments in real estate loans based on fair value as of December 31, 2022:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of December 31, 2022:

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
(3)
Geography weighting includes our term loans and excludes our equity in public real estate-related companies and real estate-related debt securities.

Investments in Real Estate

The following table provides a summary of our portfolio as of December 31, 2022 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	294	70,013 units	96%	$17,480,340	$1,079,391	68%
Single-family rental	N/A (3)	3,215 units	93%	1,304,485	73,558	5%
Industrial	164	23.68 sq. ft.	99%	3,569,435	178,040	11%
Office	20	3.90 sq. ft.	91%	1,697,619	136,601	9%
Self-storage	26	1.90 sq. ft.	86%	393,500	26,614	2%
Other (5)	14	N/A (4)	N/A	747,739	85,144	5%
Total	518			$25,193,118	$1,579,348	100%

(1)
The occupancy rate for our industrial, office, and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended December 31, 2022.
(2)
Based on fair value as of December 31, 2022.
(3)
Includes a 100% interest in a subsidiary with 2,302 single-family rental units and a 95% interest in a consolidated joint venture with 913 single-family rental units.
(4)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,057 keys at our consolidated hospitality properties.
(5)
Excludes our investments in unconsolidated real estate ventures.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2022:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	95%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Savannah Property	1	Savannah, GA	January 2019	100%	203	94%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	96%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	94%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	96%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	98%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	95%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	98%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	95%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	94%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	94%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	97%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	97%
Acadia	1	Ashburn, VA	December 2020	100%	630	97%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	96%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	96%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	96%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	98%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	94%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	96%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	92%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	95%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	96%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	94%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	96%
Total Multifamily	294				70,013
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	913	94%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,302	93%
Total Single-Family Rental	N/A (3)(4)				3,215
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	97%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	99%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	100%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	99%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	98%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	164				23.68
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	76%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	97%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	97%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	86%
Total Self-storage	26				1.90
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	80%
Fort Lauderdale Hotel (6)	1	Fort Lauderdale, FL	March 2019	43%	236	69%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	95%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	83%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (6)	196	Various	July 2022	45%	24,935	80%
Total Other	211				N/A (5)

Total Investment Properties	715

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2022. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2022. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended December 31, 2022.
(3)
Includes a 95% interest in 913 consolidated single-family rental homes.
(4)
Includes a 100% interest in 2,302 single-family rental homes.
(5)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 26,228 keys at our hospitality and extended stay properties.
(6)
Investment in unconsolidated real estate venture.

Impairment of Investments in Real Estate

Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

As of December 31, 2022, we had not recorded an impairment on any investment in our real estate portfolio.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of December 31, 2022 ($ in thousands):

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$290,807
Total real estate debt securities	8	L + 4.18%	May 2037	306,026	290,807
Term loans	2	L + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,657,663

(1)
The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month Secured Overnight Financing Rate (“SOFR”), three-month Bank Bill Swap Bid Rate (“BBSY”) and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.
(2)
Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

During February 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of December 31, 2022:

Lease Expirations

The following table details the expiring leases at our industrial, office, and other properties by annualized base rent as of December 31, 2022 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2023	$11,704	4%	$4,550	1%	$1,689	1%	$17,943	6%
2024	22,449	7%	5,554	2%	3,712	1%	31,715	10%
2025	25,876	8%	7,784	2%	2,598	1%	36,258	11%
2026	20,924	7%	14,930	5%	3,085	1%	38,939	13%
2027	26,392	8%	13,261	4%	3,038	1%	42,691	13%
2028	9,407	3%	10,534	3%	10,468	3%	30,409	9%
2029	5,813	2%	5,113	2%	1,754	1%	12,680	5%
2030	10,143	3%	17,851	6%	2,154	1%	30,148	10%
2031	3,380	1%	15,487	5%	653	0%	19,520	6%
2032	3,449	1%	4,774	2%	1,004	0%	9,227	3%
Thereafter	9,417	3%	30,098	9%	9,001	2%	48,516	14%
Total	$148,954	47%	$129,936	41%	$39,156	12%	$318,046	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year ended December 31,		2022 vs. 2021
	2022	2021	$
Revenues
Rental revenue	$1,520,655	$604,574	$916,081
Other revenue	58,693	38,331	20,362
Total revenues	1,579,348	642,905	936,443
Expenses
Property operating	650,594	248,651	401,943
General and administrative	44,708	25,404	19,304
Management fees	167,100	62,237	104,863
Performance participation allocation	102,348	204,225	(101,877)
Depreciation and amortization	848,943	330,455	518,488
Total expenses	1,813,693	870,972	942,721
Other income (expense)
Income (loss) from unconsolidated real estate ventures	12,189	(615)	12,804
Income from investments in real estate debt	99,787	45,156	54,631
Interest expense	(428,853)	(134,127)	(294,726)
Loss on extinguishment of debt	(313)	—	(313)
Other income, net	485,608	13,210	472,398
Total other income (expense)	168,418	(76,376)	244,794
Net loss	(65,927)	(304,443)	238,516
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(1,927)	434	(2,361)
Net loss attributable to non-controlling interests in Operating Partnership	2,146	1,758	388
Net loss attributable to stockholders	$(65,708)	$(302,251)	$236,543

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single family rental, industrial, office, self-storage, and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the years ended December 31, 2022 and 2021, rental revenue was $1.5 billion and $604.6 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 388 consolidated properties as of December 31, 2021 to 518 consolidated properties as of December 31, 2022.

Other revenue predominantly consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the years ended December 31, 2022 and 2021, hospitality revenue was $47.1 million and $33.3 million, respectively. The increase in other revenue was driven by an increase in occupancy within our hospitality properties during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Expenses

Property operating expenses consist of the costs of ownership and operation of the real estate investments, including certain costs pertaining to our hospitality properties. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the years ended December 31, 2022 and 2021, property operating expenses were $650.6 million and $248.7 million, respectively. The increase was driven by the growth in our portfolio, which increased from 388 consolidated properties as of December 31, 2021 to 518 consolidated properties as of December 31, 2022.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2022, general and administrative expenses increased $19.3 million compared to the year ended December 31, 2021. The increase was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the years ended December 31, 2022 and 2021, management fees were $167.1 million and $62.2 million, respectively. The increase was primarily due to the growth in our NAV, which increased by approximately $4.8 billion from December 31, 2021 to December 31, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the years ended December 31, 2022 and 2021, the performance participation allocation was $102.3 million and $204.2 million, respectively.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the years ended December 31, 2022 and 2021, depreciation and amortization expenses were $848.9 million and $330.5 million, respectively. The increase was driven by the growth in our portfolio, which increased from 388 consolidated properties as of December 31, 2021 to 518 consolidated properties as of December 31, 2022.

Other Income (Expense)

During the years ended December 31, 2022 and 2021, income from investments in real estate debt was $99.8 million and $45.2 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses) and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges.

During the years ended December 31, 2022 and 2021, interest expense was $428.9 million and $134.1 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the years ended December 31, 2022 and 2021, other income, net was $485.6 million and $13.2 million, respectively, which was primarily driven by unrealized gains of $531.7 million and $10.0 million, respectively, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with $2.2 billion of immediate liquidity as of December 31, 2022, comprised of $1.6 billion of an undrawn unsecured Line of Credit and $0.6 billion of cash on hand. Excluded from the cash balance is an incremental $0.1 billion associated with the December 2022 net capital raise, which will be available to us at the start of the subsequent month. In addition, we hold approximately $0.4 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the year ended December 31, 2022, we raised $5.4 billion of gross proceeds in our public offering. In addition, for the year ended December 31, 2022, we have repurchased $1.3 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2022, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of December 31, 2022 and 2021 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.06%	December 2030	N/A	$3,843,346	$3,110,689
Total fixed rate loans				3,843,346	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.84%	May 2027	N/A	10,445,553	7,052,819
Variable rate revolving credit facility(4)	L + 1.85%	December 2025	$800,000	175,000	1,190,683
Total variable rate loans				10,620,553	8,243,502
Total loans secured by the Company’s properties				14,463,899	11,354,191

Secured financings on investments in real estate debt	L + 2.62%	March 2027	$751,771	751,771	268,181
Unsecured Line of Credit(5)	L + 2.50%	May 2024	$1,550,000	—	375,000
Total Indebtedness				$15,215,670	$11,997,372

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

During January and February 2023, we raised an aggregate of $0.1 billion in our third public offering and had $0.5 billion of aggregate third party investor redemptions. In January 2023, the Company received repurchase requests equal to 5.2% of our aggregate monthly NAV and honored all repurchase requests for January 2023 on a pro-rata basis up to the 2% monthly limitation. As such, 38.6% of each stockholder’s share repurchase requests were satisfied in January 2023. In February 2023, the Company received repurchase requests equal to 4.0% of our aggregate monthly NAV and honored all repurchase requests for February 2023 on a pro-rata basis up to the 2% monthly. As such, 49.6% of each stockholder’s share repurchase requests were satisfied in February 2023.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows provided by operating activities	$594,911	$233,127	$112,844
Cash flows used in investing activities	(6,486,694)	(13,904,655)	(2,944,426)
Cash flows provided by financing activities	5,911,019	14,318,672	2,936,032
Effect of exchange rate changes	(3,182)	—	—
Net increase in cash and cash equivalents and restricted cash	$16,054	$647,144	$104,450

Cash flows provided by operating activities increased $361.8 million during the year ended December 31, 2022 primarily due to increased cash flows from the operations of our investments due to an increase in the number of real estate investments and real estate debt compared to the year ended December 31, 2021. Cash flows provided by operating activities increased $120.3 million during the year ended December 31, 2021, compared to the corresponding period in 2020 due to increased cash flows from operations of investments in real estate and income from our investments in real estate debt.

Cash flows used in investing activities decreased $7.4 billion during the year ended December 31, 2022 primarily due to a $7.8 billion decrease in real estate acquisitions, partially offset by a $0.5 billion increase in investment in unconsolidated real estate ventures compared to the year ended December 31, 2021. Cash flows used in investing activities increased $11.0 billion during the year ended December 31, 2021 primarily due to an increase of $10.0 billion in real estate acquisitions, an increase of $0.8 billion in the origination/purchase of real estate debt and an increase of $0.1 billion in real estate-related equity securities compared to the year ended December 31, 2020.

Cash flows provided by financing activities decreased $8.4 billion during the year ended December 31, 2022 primarily due to a decrease of $5.5 billion in net borrowings from mortgage notes, revolving credit facilities, secured financing arrangements, and an unsecured line of credit. Also contributing to the reduction in cash flows provided by financing activities were a $0.9 billion decrease in net proceeds from the issuance of common stock, an increase of $1.3 billion of common stock repurchases, and a decrease of $0.5 billion of equity subscriptions received in advance. Cash flows provided by financing activities increased $11.4 billion during the year ended December 31, 2021 compared to the prior period in 2020 due to a $6.2 billion increase in net borrowings and a year-over-year increase of $4.8 billion in proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate debt, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no existing off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness was $11.4 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.5 billion as of December 31, 2022 to hedge the risk of increasing interest rates. For the year ended December 31, 2022, a 10 basis point increase in the one-month U.S. dollar denominated LIBOR, or other benchmark rates would have resulted in an increase in interest expense of $3.4 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of December 31, 2022, we held $1.7 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2022, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of an insignificant amount.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2022, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $165.8 million.

LIBOR Transition Risk

In July 2017, the FCA (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has formally recommended SOFR as its preferred alternative rate for LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings. Our foreign denominated loan agreements and borrowing arrangements generally specify the SONIA or BBSY instead of U.S. dollar denominated LIBOR.

As of December 31, 2022, daily compounded SONIA or the BBSY is utilized as the floating benchmark rate on our secured financings on investments in real estate debt, while SOFR is utilized as the floating benchmark rate on a majority of our floating rate mortgage notes, our revolving credit facility, and our unsecured line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2), see the accompanying Consolidated Financial Statements beginning on page 102.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	62	Chairman of the Board
John P. McCarthy, Jr.	61	Chief Executive Officer and Director
Sean Harris	38	President
Christopher D. Graham	48	Chief Investment Officer and Director
Chris Lowthert	50	Chief Financial Officer and Treasurer
Matthew S. Guttin	44	Chief Compliance Officer and Secretary
Mark Deason	45	Head of Asset & Portfolio Management and Director
Austin Nowlin	42	Director
Richard D. Bronson	78	Independent Director
David B. Henry	74	Independent Director
Robin Josephs	63	Independent Director
Peggy Lamb	58	Independent Director
Dale Anne Reiss	75	Independent Director
James E. Walker	60	Lead Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $120 billion in assets under management as of December 31, 2022, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991.Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”) and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL), Cano Health Inc. (NYSE: CANO) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

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

Mr. McCarthy provides our board of directors with extensive investment management experience, particularly related to international markets and operating platforms.

Sean Harris has served as our President since January 2021 and as a member of the Advisor’s Investment Committee since March 2022. Mr. Harris also serves as a Managing Director of Starwood Capital. Previously, Mr. Harris served as our Senior Vice President of Acquisitions from October 2017 to January 2021. Mr. Harris served as an Acquisitions Associate and Assistant to Mr. Sternlicht, the Chairman and CEO of Starwood Capital, from August 2016 to September 2017. Prior to joining Starwood Capital in 2016, Mr. Harris served as a Director of Acquisitions and Investment Management at Monday Properties since December 2012, where he co-led acquisitions, investment management, and capital markets. Before joining Monday Properties as an Associate in July 2010, Mr. Harris was employed by Ernst & Young in the Transaction Real Estate group. Mr. Harris received B.S. degrees in finance and accounting from East Carolina University and a MAcc from the Max M. Fisher College of Business at The Ohio State University.

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

Chris Lowthert has served as our Chief Financial Officer and Treasurer since November 2020, roles he previously held from October 2017 to April 2019. Mr. Lowthert serves on the Investment Committee of the Advisor and as a Managing Director for Starwood Capital. He has also served as Senior Vice President and Chief Accounting Officer of Funds at Starwood Capital since January 2016. In this role, he is responsible for all fund-level financial accounting and reporting. Prior to joining Starwood Capital in 2016, Mr. Lowthert held various senior risk and financial roles with GE Capital Real Estate (“GE Capital”) including Asset Quality & Portfolio Monitoring Leader from October 2014 to December 2015, Controller of North America from August 2012 to October 2014, Chief Financial Officer of Global Investment Management from October 2010 to August 2012 and Chief Financial Officer of U.S. Equity from April 2009 to September 2010. Before joining GE Capital, Mr. Lowthert served as Director of Corporate Audit at MassMutual Financial Group. Mr. Lowthert began his career at PricewaterhouseCoopers, LLP where he was an audit manager in the firm’s financial services group in its New York office, focusing on public and private real estate clients. Mr. Lowthert received a B.S. in accounting from Saint Michael’s College. He is also a certified public accountant (inactive).

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

Mark Deason has served as our Head of Asset & Portfolio Management since April 2019 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017. Mr. Deason has served as Managing Director and Head of U.S. Asset Management at Starwood Capital since September 2016. In this role, Mr. Deason is responsible for overseeing the asset management of all non-hotel assets, including multifamily, office, industrial, retail and other asset classes, as well as Starwood Capital’s development function in the United States. While at Starwood Capital, Mr. Deason has participated in investments throughout the capital structure, including commercial, hospitality and residential acquisitions and developments.

Prior to becoming a Managing Director, Mr. Deason served as a Senior Vice President at Starwood Capital since January 2011. Prior to joining Starwood Capital in 2003, Mr. Deason worked for Merrill Lynch & Co., Inc. in the firm’s real estate investment banking group, assisting west coast real estate, hospitality and gaming companies with a range of capital origination and mergers and acquisitions activities. He is a policy board member at the Fisher Center for Real Estate. Mr. Deason received a B.A. degree in business economics with a minor in accounting from the University of California, Los Angeles.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001. Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Healthpeak Properties, Inc. (NYSE: PEAK) since January 2004; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, since January 2016; and Fairfield County Bank, a private Connecticut mutual savings bank, since July 2010. Mr. Henry previously served on the boards of VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT from September 2015 until its acquisition by Realty Income Corporation (NYSE: O) in November 2021, and Columbia Property Trust (NYSE: CXP), a REIT, from January 2016 until its acquisition by affiliates of PIMCO in December 2021. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds, Grupo Patio and Pine Tree LLC, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments.

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs has served on the board of directors of iStar Inc. (NYSE: STAR) (“iStar”), a real estate investment and development firm, since March 1998 and served as lead director since May 2007, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the chairman and the independent directors. Ms. Josephs is also chair of iStar’s nominating and corporate governance committee and a member of iStar’s compensation committee. Ms. Josephs also serves on the board of directors of Safehold, Inc. (NYSE: SAFE) which had its IPO in June 2017 and invests in ground leases and on the board of directors of SoftBank SPAC (NASDAQ: SVFB), a special purpose acquisition company affiliated with SoftBank Investment Advisers that was formed to enable an IPO-ready technology company to list publicly. She currently serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities. Ms. Josephs previously served as a director, member of the nominating and corporate governance committee and chair of the compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

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

Ms. Reiss’s extensive experience as a director of public companies and in advising public and private real estate and hospitality companies, corporations and financial institutions in all aspects of development, investment and finance, provides our board of directors with valuable knowledge of real estate markets and corporate governance. Ms. Reiss is a financial expert.

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

Audit Committee Financial Expert

Our audit committee is currently comprised of Dale Anne Reiss, David B. Henry, James E. Walker, and Peggy Lamb, with Ms. Reiss serving as the committee’s chairperson. All audit committee members are “independent,” consistent with the qualifications set forth in the listing standards of the New York Stock Exchange (“NYSE”), our charter and Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Ms. Reiss is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees described in Part III, Item 13 “Our Relationship with Our Advisor and Starwood Capital”

Compensation Committee Interlocks and Insider Participation

On May 7, 2021, our board of directors established our compensation committee, which is composed of Richard D. Bronson, Robin Josephs, and Peggy Lamb, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2022, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2022.

Independent Director Compensation

Effective January 1, 2022, our independent directors receive an annual retainer of $225,000, plus an additional retainer of $15,000 to the chairperson of our audit committee and an additional retainer of $10,000 to the chairperson of the compensation committee. In December 2022, our board of directors further amended our independent director compensation plan, such that, effective

January 1, 2023, our independent directors receive an annual retainer of $225,000, plus an additional retainer of $20,000 to the chairperson of our audit committee, an additional retainer of $10,000 to the chairperson of our compensation committee and an additional retainer of $20,000 to the lead independent director. We pay in quarterly installments 40% of this compensation in cash and the remaining 60% in an annual grant of Class I restricted stock based on the most recent prior month’s NAV.

The restricted stock granted, including any distribution reinvestment plan shares associated with the unvested restricted stock, shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date.

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Barry S. Sternlicht	$—	$—	$—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham	—	—	—
Mark Deason	—	—	—
Austin Nowlin	—	—	—
Richard D. Bronson	89,985	135,015	225,000
David B. Henry	89,985	135,015	225,000
Robin Josephs	93,996	141,004	235,000
Peggy Lamb	89,985	135,015	225,000
Dale Anne Reiss	96,001	143,999	240,000
James E. Walker	89,985	135,015	225,000

(1)
Includes the total value in restricted stock granted to each of the independent directors during the year ended December 31, 2022. The grants of Class I restricted shares were made in August 2022 and vest in August 2023. The grants were valued based on a NAV per share of $27.47, the then-current NAV per share of our Class I shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	113,908
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	113,908

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2023, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	5,045,639	1.03%
John P. McCarthy, Jr.(3)	119,812	*
Sean Harris (3)	85,626	*
Christopher D. Graham	451,834	*
Chris Lowthert (3)	11,709	*
Matthew S. Guttin (3)	15,926	*
Mark Deason	214,615	*
Austin Nowlin	33,824	*
Richard D. Bronson (4)	16,163	*
David B. Henry (4)	16,022	*
Robin Josephs (4)	16,798	*
Peggy Lamb (4)	12,656	*
Dale Anne Reiss (4)	17,773	*
James E. Walker (4)	6,894	*
All directors and executive officers as a group	6,065,291	1.24%

* Represents less than 1%.

(1)
All shares listed in the table above are Class I shares.
(2)
As of March 15, 2023, Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2023, Starwood REIT Advisors, L.L.C. owned 1,582,196 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.
(3)
Includes an aggregate of 34,452 unvested shares across certain executive officers that are subject to vesting conditions.
(4)
Each of our independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2022, which will vest on August 1, 2023. See “Independent Director Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter and corporate governance guidelines require a majority of the members of our board of directors to be “independent” directors in accordance with the criteria in our charter. Our audit committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of directors has affirmatively determined that each of Richard D. Bronson, David B. Henry, Robin Josephs, Peggy Lamb, Dale Anne Reiss and James E. Walker are “independent” members of our board of directors under all applicable standards for independence, including with respect to committee service on our audit committee by Ms. Reiss, Mr. Henry, Mr. Walker, and Ms. Lamb.

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2022 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee of 1.25% of NAV per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest described below, stockholder servicing fees or distributions payable on our shares. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. During the year ended December 31, 2022, we incurred management fees of $167.1 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash allocations (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to our public offering). Such allocations will be paid annually and accrue monthly. During the fiscal year ended December 31, 2022, the Special Limited Partner earned a performance participation interest of $102.3 million, which amount was paid to the Special Limited Partner in the form of approximately 3.9 million Class I units of our Operating Partnership, effective January 1, 2023.

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

Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us (including personnel expenses other than those of investment advisory personnel described above) related to (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement for our public offering, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor in connection with our public offering, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities.

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

During the year ended December 31, 2022, we reimbursed the Advisor $15.6 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2020, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2020. Through December 31, 2022, we have reimbursed the Advisor $4.5 million for advanced organization and offering costs.

Term and Termination Rights under the Advisory Agreement

The term of the Advisory Agreement is one year ending December 15, 2023 and is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

Reimbursement by the Advisor

Commencing four fiscal quarters after we make our first investment, the Advisor will reimburse us for any expenses that cause our Total Operating Expenses, including any distributions made to the Special Limited Partner with respect to its performance participation interest in the Operating Partnership, in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income (each as defined in our charter) (the “2%/25% Guidelines”).

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

For the year ended December 31, 2022, our total operating expenses were 1.2% and 37.0% of each of our Average Invested Assets and our Net Income, respectively.

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

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with the Dealer Manager in connection with our public offering, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker- dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager serves as the dealer manager for our public offering. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

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

During the year ended December 31, 2022, we paid $19.3 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the fiscal year ended December 31, 2022, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization and offering costs accrued by us during the year ended December 31, 2022, represented 1.3% of capital raised.

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

In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which our stockholders receive cash or securities listed on a national securities exchange or (iii) the date on which, in the aggregate, underwriting compensation from all sources in connection with a public offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

During the fiscal year ended December 31, 2022, we paid $54.7 million in stockholder servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the fiscal year ended December 31, 2022, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of our multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the fiscal year ended December 31, 2022, we incurred $17.3 million in services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the fiscal year ended December 31, 2022, we incurred $0.5 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the fiscal year ended December 31, 2022, we incurred $4.3 million in services.

We have engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire. During the year ended December 31, 2022, the Company incurred an insignificant amount of expenses from Starwood Retail Partners.

We have engaged Starwood’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the year ended December 31, 2022, the amounts incurred for services provided were $1.4 million.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2022, the amounts incurred for services provided were $0.4 million.

We have engaged Starwood Capital Group (“SCG”) STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the our residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the year ended December 31, 2022, the Company has incurred approximately $0.2 million.

We have engaged ST Global Services, L.L.C. (“ST”) a procurement professional. ST provides procurement and consulting services to the Company and other Starwood funds. ST currently charges us based on hours spent. ST is not technically an affiliate because it is owned by a third party, however, Starwood does have the option to purchase the business. During the year ended December 31, 2022, the amounts incurred for these services were insignificant.

We have entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with managing our assets in Spain and Italy. The SCG Southern Europe Team charges 0.2% of fair market value and such charge is incurred on items such as new acquisitions, dispositions, financings, and leasing. During the year ended December 31, 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2022, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2022, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firm, Deloitte, were as follows:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit fees (1)	$2,733,000	$2,055,000
Audit-related fees (2)	1,283,000	891,630
Tax fees	—	—
All other fees	—	—
Total	$4,016,000	$2,946,630

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

Our audit committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by our audit committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by our audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by our audit committee are required to be submitted to the audit committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

Our audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to our audit committee at its next scheduled meeting. Our audit committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed:

(1)
The consolidated financial statements of the Company.

(2)
Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2022 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	136

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference)

4.1*	Distribution Reinvestment Plan

4.2*	Description of Registrant’s Securities

10.1

Amended and Restated Dealer Manager Agreement between Starwood Real Estate Income Trust, Inc. and Starwood Capital, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2020 and incorporated herein by reference)

10.2	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.1 hereof)

10.3

Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on August 12, 2022 and incorporated herein by reference)

10.4

Advisory Agreement among Starwood Real Estate Income Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017)

10.5

Amendment No.1 to Advisory Agreement, dated March 23, 2022, among the Company, Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 28, 2022 and incorporated herein by reference)

10.6

Limited Partnership Agreement of Starwood REIT Operating Partnership, L.P., (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.7	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.8	Trademark License Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.9	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.10	Independent Director Restricted Share Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.11

Form of Independent Director Restricted Stock Award Certificate (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.11*	Independent Directors Compensation Policy

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 17, 2023	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr.
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

March 17, 2023	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Chief Executive Officer and Director (Principal Executive Officer)

March 17, 2023	/s/ Chris Lowthert
Date	Chris Lowthert Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 17, 2023	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 17, 2023	/s/ Mark Deason
Date	Mark Deason Director

March 17, 2023	/s/ Austin Nowlin
Date	Austin Nowlin Director
March 17, 2023	/s/ Christopher D. Graham
Date	Christopher D. Graham Director

March 17, 2023	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 17, 2023	/s/ David B. Henry
Date	David B. Henry Independent Director

March 17, 2023	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 17, 2023	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 17, 2023	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 17, 2023	/s/ James E. Walker
Date	James E. Walker Lead Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Purchase Price for Investments in Real Estate — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company has completed the acquisitions of 25 real estate investments, comprising 130 consolidated properties, including an additional interest in 621 single-family rental homes, for an aggregate purchase price of $5.7 billion during 2022. The Company accounted for these acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets) and liabilities assumed. The method for determining fair value varied depending on the types of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as cash flow projections, capitalization rates discount rates, and other available market information. We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allocation of purchase price for investments in real estate for the Company included the following, among others:

•
We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to an acquisition of a business.
•
For each acquisition tested, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as, assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
•
We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed to identify outliers for further investigation.
•
With the assistance of our fair value specialists, on a sample basis, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.
•
We tested the reasonableness of management’s capitalization rates by comparing the assumptions used to external market sources.
•
We tested, on a sample basis, the reasonableness of management’s projections of the property’s net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2023

We have served as the Company’s auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments in real estate, net	$22,247,401	$17,185,079
Investments in real estate debt	1,657,663	954,077
Investments in unconsolidated real estate ventures	481,632	10,422
Cash and cash equivalents	643,516	274,756
Restricted cash	313,093	665,799
Other assets	1,421,548	881,298
Total assets	$26,764,853	$19,971,431
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$14,355,458	$11,274,411
Secured financings on investments in real estate debt	751,771	268,181
Unsecured line of credit	—	375,000
Other liabilities	507,399	339,506
Subscriptions received in advance	40,221	496,845
Due to affiliates	537,114	513,268
Total liabilities	16,191,963	13,267,211

Commitments and contingencies	—	—
Redeemable non-controlling interest	427,099	30,502

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,721,496 and 4,648,436 shares issued and outstanding as of December 31, 2022 and 2021, respectively	57	46
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 224,556,910 and 154,381,036 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,246	1,544
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 30,974,173 and 22,142,299 shares issued and outstanding as of December 31, 2022 and 2021, respectively	310	221
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 244,455,013 and 163,624,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,445	1,636
Additional paid-in capital	11,466,270	7,388,885
Accumulated other comprehensive loss	(24,307)	(530)
Accumulated deficit and cumulative distributions	(1,355,256)	(757,575)
Total stockholders’ equity	10,091,765	6,634,227
Non-controlling interests in consolidated joint ventures	54,026	39,491
Total equity	10,145,791	6,673,718
Total liabilities and equity	$26,764,853	$19,971,431

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue	$1,520,655	$604,574	$273,847
Other revenue	58,693	38,331	24,576
Total revenues	1,579,348	642,905	298,423
Expenses
Property operating	650,594	248,651	113,184
General and administrative	44,708	25,404	8,624
Management fees	167,100	62,237	19,423
Performance participation allocation	102,348	204,225	15,061
Depreciation and amortization	848,943	330,455	155,864
Total expenses	1,813,693	870,972	312,156
Other income (expense)
Income (loss) from unconsolidated real estate ventures	12,189	(615)	(1,462)
Income from investments in real estate debt	99,787	45,156	7,206
Interest expense	(428,853)	(134,127)	(80,808)
Loss on extinguishment of debt	(313)	—	—
Other income (expense), net	485,608	13,210	(9,403)
Total other income (expense)	168,418	(76,376)	(84,467)
Net loss	$(65,927)	$(304,443)	$(98,200)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(1,927)	$434	$1,300
Net loss attributable to non-controlling interests in Operating Partnership	2,146	1,758	642
Net loss attributable to stockholders	$(65,708)	$(302,251)	$(96,258)
Net loss per share of common stock, basic and diluted	$(0.14)	$(1.49)	$(1.35)
Weighted-average shares of common stock outstanding, basic and diluted	469,864,983	203,300,648	71,502,374

Comprehensive loss:
Net loss	$(65,927)	$(304,443)	$(98,200)
Other comprehensive loss item:
Foreign currency translation adjustments	(23,777)	(530)	—
Other comprehensive loss	$(23,777)	$(530)	$—
Comprehensive loss	$(89,704)	$(304,973)	$(98,200)

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$14	$262	$17	$161	$883,506	$—	$(46,697)	$837,263	$11,984	$849,247
Common stock issued	$12	$201	$11	$233	$981,722	$—	$—	$982,179	$—	$982,179
Offering costs	—	—	—	—	(42,390)	—	—	(42,390)	—	(42,390)
Distribution reinvestments	—	11	—	6	41,534	—	—	41,551	—	41,551
Amortization of restricted stock grants	—	—	—	—	128	—	—	128	—	128
Common stock repurchased	(1)	(10)	—	(8)	(43,692)	—	—	(43,711)	—	(43,711)
Net loss ($642 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(96,258)	(96,258)	(1,300)	(97,558)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	60,192	60,192
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,860)	(1,860)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	—	(58,837)	(58,837)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(81,243)	(81,243)	—	(81,243)
Allocation to redeemable non-controlling interest	—	—	—	—	(1,282)	—	—	(1,282)	—	(1,282)
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$—	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued	$21	$1,072	$192	$1,243	$5,809,209	$—	$—	$5,811,737	$—	$5,811,737
Offering costs	—	—	—	—	(258,769)	—	—	(258,769)	—	(258,769)
Distribution reinvestments	—	21	1	15	91,155	—	—	91,192	—	91,192
Amortization of restricted stock grants	—	—	—	—	537	—	—	537	—	537
Common stock repurchased	—	(13)	—	(14)	(64,523)	—	—	(64,550)	—	(64,550)
Net loss ($1,758 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(302,251)	(302,251)	(434)	(302,685)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	30,879	30,879
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,133)	(1,133)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(231,126)	(231,126)	—	(231,126)
Other comprehensive loss, net	—	—	—	—	—	(530)	—	(530)	—	(530)
Allocation to redeemable non-controlling interest	—	—	—	—	(8,250)	—	—	(8,250)	—	(8,250)
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	$11	$809	$105	$1,093	$5,419,639	$—	$—	$5,421,657	$—	$5,421,657
Offering costs	—	—	—	—	(195,642)	—	—	(195,642)	—	(195,642)
Distribution reinvestments	1	37	7	37	221,011	—	—	221,093	—	221,093
Amortization of restricted stock grants	—	—	—	—	894	—	—	894	—	894
Common stock repurchased	(1)	(144)	(23)	(321)	(1,346,819)	—	—	(1,347,308)	—	(1,347,308)
Net loss ($2,146 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(65,708)	(65,708)	1,927	(63,781)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	14,899	14,899
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(531,973)	(531,973)	—	(531,973)
Other comprehensive loss, net	—	—	—	—	—	(23,777)	—	(23,777)	—	(23,777)
Allocation to redeemable non-controlling interest	—	—	—	—	(21,698)	—	—	(21,698)	—	(21,698)
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(65,927)	$(304,443)	$(98,200)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	167,100	62,237	19,423
Performance participation allocation	102,348	204,225	15,061
Depreciation and amortization	848,943	330,455	155,864
Amortization of deferred financing costs	37,573	8,547	3,183
Straight-line rent amortization	(12,098)	(12,453)	(8,668)
Deferred income amortization	(13,295)	(3,905)	(1,309)
Unrealized (gain) loss on changes in fair value of financial instruments	(505,658)	(36,009)	9,026
Foreign currency loss	49,536	11,078	—
Loss on extinguishment of debt	313	—	—
Amortization of restricted stock grants	894	537	128
Realized loss on sale of real estate debt	13,162	—	5,789
Realized loss on sale of real estate-related equity securities	22,021	—	—
(Income) loss from unconsolidated real estate ventures	(12,189)	615	1,462
Contributions to investments in unconsolidated real estate ventures	—	—	(560)
Distributions of earnings from unconsolidated real estate ventures	11,161	189	276
Other items	4,136	429	8
Change in assets and liabilities
Increase in other assets	(105,356)	(7,265)	(16,806)
Increase (decrease) in due to affiliates	715	3,291	(355)
Increase (decrease) in other liabilities	51,532	(24,401)	28,522
Net cash provided by operating activities	594,911	233,127	112,844
Cash flows from investing activities
Acquisitions of real estate	(5,126,079)	(12,936,421)	(2,977,499)
Capital improvements to real estate	(143,326)	(40,385)	(20,385)
Investment in unconsolidated real estate ventures	(470,181)	(235)	—
Origination and purchase of investments in real estate debt	(1,091,605)	(802,866)	—
Purchase of real estate-related equity securities	(85,653)	(175,000)	(73,271)
Proceeds from paydown of principal and settlement of investments in real estate debt	372,974	50,252	126,729
Proceeds from settlement of derivative contracts	57,176	—	—
Net cash used in investing activities	(6,486,694)	(13,904,655)	(2,944,426)
Cash flows from financing activities
Proceeds from issuance of common stock, net	4,762,264	5,643,318	853,205
Offering costs paid	(75,639)	(41,682)	(14,768)
Subscriptions received in advance	40,221	496,845	113,532
Repurchase of common stock	(1,347,308)	(64,550)	(43,711)
Borrowings from mortgage notes and revolving credit facility	4,017,869	8,750,402	2,053,047
Repayments of mortgage notes, revolving credit facility, and unsecured line of credit	(1,638,583)	(473,025)	(2,385)
Repayments under secured financings on investments in real estate, short term net	—	(42,557)	(38,478)
Borrowings under secured financings on investments in real estate	644,128	274,028	115,796
Repayments under secured financings on investments in real estate	(128,380)	(65,697)	(50,099)
Payment of deferred financing costs	(64,252)	(70,776)	(13,779)
Contributions from non-controlling interests	14,899	30,879	60,192
Repurchase of non-controlling interests	—	—	(58,837)
Distributions to non-controlling interests	(2,291)	(1,133)	(1,860)
Distributions	(311,909)	(117,380)	(35,823)
Net cash provided by financing activities	5,911,019	14,318,672	2,936,032
Effect of exchange rate changes	(3,182)	—	—
Net change in cash and cash equivalents and restricted cash	16,054	647,144	104,450
Cash and cash equivalents and restricted cash, beginning of year	940,555	293,411	188,961
Cash and cash equivalents and restricted cash, end of year	$956,609	$940,555	$293,411
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$643,516	$274,756	$128,650
Restricted cash	313,093	665,799	164,761
Total cash and cash equivalents and restricted cash	$956,609	$940,555	$293,411
Supplemental disclosure of cash flow information:
Cash paid for interest	$442,971	$122,275	$68,904
Non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$171,464	$236,971	$36,260
Assumption of mortgage notes in conjunction with acquisitions of real estate	$267,030	$156,515	$—
Issuance of SREIT OP units as consideration for acquisitions of real estate	$190,459	$—	$—
Recognition of right of use asset and liability	$—	$6,146	$6,408
Redeemable non-controlling interest issued as settlement for performance participation allocation	$204,225	$15,061	$10,366
Accrued distributions	$49,306	$32,696	$8,682
Distribution reinvestment	$221,093	$91,192	$41,551
Allocation to redeemable non-controlling interest	$21,698	$8,250	$1,282

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.
Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company has diversified its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in debt secured by commercial real estate and real estate-related securities. The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of December 31, 2022, the Company owned 518 consolidated real estate properties, 3,215 single-family rental homes, two investments in unconsolidated real estate ventures and 10 positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the Follow-on Public Offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of December 31, 2022, the Company had received aggregate net proceeds of $12.8 billion from the sale of shares of the Company’s common stock through the Company’s public offerings.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reclassify unrealized gains and losses associated with the Company's interest rate swaps and interest rate caps from “Interest Expense” to “Other income (expense), net” for the years ended December 31, 2021 and 2020. The Company has chosen to classify “Hospitality revenue” within “Other revenue” and “Hospitality operating” within “Property operating” for the years ended December 31, 2021 and 2020. Such reclassification had no effect on the previously reported totals or subtotals included in the Consolidated Statements of Operations and Comprehensive Loss.

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

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective, amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company's properties, and tenant security deposits. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

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

Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company classifies its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company elected the fair value option (“FVO”) for its loans secured by real estate. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Interest income from the Company’s investments in real estate-related debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Such items are recorded as components of Income from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Derivative Instruments

The Company uses derivative financial instruments such as interest rate caps, interest rate swaps and foreign currency swaps to manage risks from fluctuations in exchange rates and interest rates.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. Any changes in the fair value of these derivatives are recorded as components of Other income (expense), net on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Aggregate foreign currency transaction losses included in operations totaled $49.5 million and $15.1 million for the years ended December 31, 2022 and 2021, respectively. There were no foreign currency transactions in 2020. These amounts are recorded as a component of Other income (expense), net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other Comprehensive Loss.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (e.g, the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Certain of the Company’s investments in real estate debt include loans secured by real estate, such as its term loans, which may not have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense) on the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2022 and 2021, the Company recognized $37.0 million and $2.8 million of unrealized losses on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The fair value of the term loans approximates the initial par value because the loans are pre-payable at the option of the borrower at any time. We continuously monitor and assess credit quality of individual loans including the review of delinquency and loan-to-value ratios on the term loans. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of December 31, 2022.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$290,807	$1,366,856	$1,657,663	$—	$466,475	$487,602	$954,077
Equity securities	84,321	—	—	84,321	172,236	—	—	172,236
Derivatives	—	898,916	—	898,916	—	194,053	—	194,053
Total	$84,321	$1,189,723	$1,366,856	$2,640,900	$172,236	$660,528	$487,602	$1,320,366

Liabilities:
Derivatives	$—	$17,860	$—	$17,860	$—	$1,398	$—	$1,398
Total	$—	$17,860	$—	$17,860	$—	$1,398	$—	$1,398

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2020	$—
Purchases	504,540
Included in net loss
Foreign currency exchange	(16,938)
Balance as of December 31, 2021	$487,602
Purchases	956,877
Included in net loss
Foreign currency exchange	(77,623)
Balance as of December 31, 2022	$1,366,856

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$1,366,856	Cost	Par	N/A	N/A

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$487,602	Cost	Par	N/A	N/A

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2022, the fair value of the Company’s mortgage notes, revolving credit facility, and secured financings on investments in real estate debt were approximately $293.7 million below the outstanding principal balance.

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

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances in accordance with ASC 842, Leases.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development. The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and 2021, deferred income related to these loans amounted to $4.2 million and $5.0 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue on the Company’s Consolidated Statements of Operations and Comprehensive Loss. For each of the years ended December 31, 2022, 2021 and 2020, Other revenue related to these loans amounted to $0.8 million.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period, which commenced in January 2020. These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2022:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. As of December 31, 2022 and 2021, the Company had accrued $413.0 million and $291.5 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs, and (3) certain state or local income taxes. The Company and the Operating Partnerships' tax returns for three years from the date filed are subject to examination.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized an income tax (expense) benefit of ($2.1) million, $0.7 million and ($1.2) million, respectively, within Other income (expense), net on the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022 and 2021, the Company recorded a net deferred tax liability of $40.9 million and $8.6 million, respectively, primarily due to assumed capital gains from four European investments, within Other liabilities on the Company’s Consolidated Balance Sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2022, 2021 and 2020.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact, but does not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, will have a material impact on the Company’s consolidated financial statements.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Building and building improvements	$19,249,503	$14,450,074
Land and land improvements	3,580,603	2,733,505
Furniture, fixtures and equipment	331,586	264,557
Right of use asset - operating lease(1)	105,230	105,236
Total	23,266,922	17,553,372
Accumulated depreciation and amortization	(1,019,521)	(368,293)
Investments in real estate, net	$22,247,401	$17,185,079

(1)
Refer to Note 14 for additional details on the Company’s leases.

The following table provides details of the properties acquired during the year ended December 31, 2022 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily	6	67	16,542 units	$4,288,281
Single-Family Rental	11	N/A (2)	621 units	249,009
Industrial	6	61	7.50 sq. ft.	972,791
Office	1	1	0.34 sq. ft.	150,945
Self-Storage	1	1	0.09 sq. ft.	42,091
	25	130		$5,703,117

(1)
Purchase price is inclusive of acquisition-related costs.
(2)
Includes a 95% interest in 621 consolidated single-family rental homes.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table provides details of the properties acquired during the year ended December 31, 2021 ($ in thousands):

Segments	Number of Transactions	Number of Properties	Sq. Ft. (in millions)/Units	Purchase Price (1)
Multifamily	15	151	37,779 units	$9,342,279
Single-Family Rental	2	N/A (2)	2,595 units	1,128,276
Industrial	5	60	10.38 sq. ft.	1,560,968
Office	2	5	0.70 sq. ft.	370,846
Self-Storage	1	25	1.81 sq. ft.	322,228
Other	3	3	0.75 sq. ft.	315,368
	28	244		$13,039,965

(1)
Purchase price is inclusive of acquisition-related costs.
(2)
Includes a 100% interest in 2,303 single-family rental homes and a 95% interest in 292 consolidated single-family rental units.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2022 ($ in thousands):

Amount
Building and building improvements	$4,697,513
Land and land improvements	825,064
Furniture, fixtures and equipment	58,493
In-place lease intangibles (1)	85,304
Above-market lease intangibles (1)	11,874
Below-market lease intangibles (1)	(24,452)
Other intangibles	6,723
Total purchase price (2)	$5,660,519
Assumed mortgage notes	(267,030)
Non-controlling interest	(13,834)
Net purchase price	$5,379,655

(1)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, and below-market lease intangibles for the properties acquired during the year ended December 31, 2022 were 4 years, 8 years, and 10 years, respectively.
(2)
Purchase price does not include acquisition-related costs of $42.6 million.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2021 ($ in thousands):

Amount
Building and building improvements	$10,463,106
Land and land improvements	2,039,052
Furniture, fixtures and equipment	186,882
In-place lease intangibles (1)	256,466
Above-market lease intangibles (1)	15,007
Below-market lease intangibles (1)	(28,898)
Above-market ground lease intangibles (1)	(2,292)
Other intangibles	12,376
Total purchase price (2)	$12,941,699
Assumed mortgage notes	(156,515)
Non-controlling interest	(28,158)
Net purchase price	$12,757,026

(1)
The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles, below-market lease intangibles and above-market ground lease for the properties acquired during the year ended December 31, 2021 were 4 years, 8 years, 9 years, and 32 years, respectively.
(2)
Purchase price does not include acquisition related costs of $98.3 million.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Investments in unconsolidated real estate ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

					December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	2022	2021
Extended Stay Portfolio	Other	July 2022	196	45%	$471,696	$—
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,936	10,422
Total investments in unconsolidated real estate ventures					$481,632	$10,422

The following table details the Company’s income (loss) from unconsolidated entities ($ in thousands):

					Year Ended December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	2022	2021
Extended Stay Portfolio	Other	July 2022	196	45%	$11,915	$—
Fort Lauderdale Hotel	Other	March 2019	1	43%	274	(615)
Total income (loss) from unconsolidated real estate ventures					$12,189	$(615)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Intangible assets: (1)
In-place lease intangibles	$330,631	$448,447
Above-market lease intangibles	47,472	36,696
Other	43,032	43,653
Total intangible assets	421,135	528,796
Accumulated amortization:
In-place lease amortization	(113,674)	(144,663)
Above-market lease amortization	(14,022)	(7,718)
Other	(9,723)	(7,300)
Total accumulated amortization	(137,419)	(159,681)
Intangible assets, net	$283,716	$369,115
Intangible liabilities: (2)
Below-market lease intangibles	$89,137	$65,143
Total intangible liabilities	89,137	65,143
Accumulated amortization:
Below-market lease amortization	(18,770)	(9,523)
Total accumulated amortization	(18,770)	(9,523)
Intangible liabilities, net	$70,367	$55,620

__________

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2023	$50,832	$7,206	$3,542	$(11,335)
2024	36,576	5,705	3,528	(9,642)
2025	28,003	4,336	3,396	(7,536)
2026	19,954	3,738	3,396	(6,622)
2027	13,878	1,639	3,396	(2,902)
Thereafter	67,714	10,826	16,051	(32,330)
	$216,957	$33,450	$33,309	$(70,367)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt ($ in thousands):

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$290,807
Total real estate debt securities	8	L + 4.18%	May 2037	306,026	290,807
Term loans	2	L + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,657,663

		December 31, 2021
Type of Security	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
RMBS	50	L + 3.07%	July 2045	$165,600	$168,309
CMBS - floating	4	L + 3.46%	July 2038	296,928	295,465
CMBS - fixed	1	6.26%	July 2039	2,522	2,701
Total real estate debt securities	55	L + 3.34%	January 2041	465,050	466,475
Term loan	1	L + 5.35%	February 2026	504,540	487,602
Total investments in real estate debt	56	L + 4.41%	April 2033	$969,590	$954,077

__________

(1)
The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month Secured Overnight Financing Rate (“SOFR”), three-month Bank Bill Swap Bid Rate (“BBSY”) and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.
(2)
Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of three Australian hospitality and leisure resorts. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

During February 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The Company’s investments in real estate debt include CBMS collateralized by properties owned by Starwood Capital investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value
	December 31, 2022	December 31, 2021
CMBS	$290,807	$295,465
Total	$290,807	$295,465

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the year ended December 31, 2022, the Company recorded net unrealized losses and realized losses on its investments in real estate debt of $18.3 million and $13.2 million, respectively. During the year ended December 31, 2021, the Company recorded net unrealized gains on its investments in real estate debt of $1.7 million and did not record any realized gains or losses on its investments in real estate debt. During the year ended December 31, 2020, the Company recorded net unrealized losses and realized losses on its investments in real estate debt of $0.2 million and $5.8 million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

6.
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.06%	December 2030	N/A	$3,843,346	$3,110,689
Total fixed rate loans				3,843,346	3,110,689
Variable rate loans
Floating rate mortgages	L + 1.84%	May 2027	N/A	10,445,553	7,052,819
Variable rate revolving credit facility(4)	L + 1.85%	December 2025	$800,000	175,000	1,190,683
Total variable rate loans				10,620,553	8,243,502
Total loans secured by the Company’s properties				14,463,899	11,354,191
Deferred financing costs, net				(102,064)	(80,410)
(Discount) premium on assumed debt, net				(6,377)	630
Mortgage notes and revolving credit facility, net				$14,355,458	$11,274,411

__________

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

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of December 31, 2022 ($ in thousands):

Year	Amount
2023	$43,175
2024	736,436
2025	1,652,590
2026	4,825,366
2027	2,070,914
Thereafter	5,135,418
Total	$14,463,899

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $71.8 million for leasing commissions, tenant and building improvements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of December 31, 2022.

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

For consolidated financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			December 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$433,044	$238,174
Syndicated RA	June 2027	BBSY + 2.65%	933,812	513,597
			$1,366,856	$751,771

			December 31, 2021
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	L + 2.50%	$487,602	$268,181
			$487,602	$268,181

__________

(1)
Represents the fair value of the Company’s investments in real estate-related debt securities.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

8.
Unsecured Line of Credit

During July 2021, the Company further increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to $1.6 billion. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. There were no outstanding borrowings and $375 million outstanding on the Line of Credit as of December 31, 2022 and 2021, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	December 31, 2022	December 31, 2021
Derivative instruments	$898,916	$194,053
Intangible assets, net	283,716	369,115
Receivables	110,898	103,049
Equity securities	84,321	172,236
Prepaid expenses	20,985	15,871
Deferred financing costs, net	10,984	6,723
Interest receivable	6,670	5,337
Other	5,058	1,492
Acquisition deposits	—	13,422
Total other assets	$1,421,548	$881,298

The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$95,467	$89,625
Real estate taxes payable	85,955	53,423
Intangible liabilities, net	70,367	55,620
Accrued interest expense	58,872	16,399
Tenant security deposits	50,694	36,509
Distributions payable	49,306	32,696
Deferred tax liability	42,383	8,599
Right of use liability - operating leases	12,452	12,499
Deferred income	8,837	7,467
Derivative instruments	17,860	1,398
Other	15,206	25,271
Total other liabilities	$507,399	$339,506

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67	$10,273,472	1.5%	LIBOR, SOFR	2.9
Interest Rate Caps - Property debt	3	€157,296	1.2%	EURIBOR	1.7
Interest Rate Caps - Property debt	1	Dkr. 301,500	1.0%	CIBOR	3.7
Interest Rate Swaps - Property debt	2	$269,115	0.8%	LIBOR	2.3
Interest Rate Swaps - Property debt	3	€213,458	1.9%	EURIBOR	4.6
Interest Rate Swaps - Property debt	1	kr 576,633	2.4%	NIBOR	5.2

	December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	19	$6,297,224	0.8%	LIBOR, SOFR	4.5
Interest Rate Caps - Property debt	2	€88,040	1.3%	EURIBOR	2.4
Interest Rate Caps - Property debt	1	Dkr. 301,500	1.0%	CIBOR	4.7
Interest Rate Swaps - Property debt	2	$256,783	0.8%	LIBOR	3.6

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	December 31, 2022		December 31, 2021
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	48	€588,786	5	€232,076
Buy USD/Sell DKK Forward	12	Dkr. 1,513,100	6	Dkr. 289,700
Buy USD/Sell AUD Forward	8	AUD 661,100	—	—
Buy USD/Sell NOK Forward	8	kr 859,279	—	—
Buy USD/Sell GBP Forward	5	£368,469	2	£165,861

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate derivatives	$842,895	$185,738	$—	$—
Foreign currency forward contracts	56,021	8,315	17,860	1,398
Total Derivatives	$898,916	$194,053	$17,860	$1,398

(1)
Included in Other Assets in the Company’s Consolidated Balance Sheets.
(2)
Included in Other Liabilities in the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Year Ended December 31,
Type of Derivative	Net Realized/Unrealized Gain (Loss)(1)	2022	2021
Interest Rate Caps - Property debt	Unrealized gain	$498,696	$5,244
Interest Rate Swaps - Property debt	Unrealized gain	32,972	4,792
Foreign Currency Forward Contracts	Unrealized gain	30,556	8,447
Foreign Currency Forward Contracts	Realized gain	57,176	5,463
		$619,400	$23,946

(1) Included in Other income (expense), net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

11.
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

As of December 31, 2022, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2020	1,412,563	26,164,794	1,653,094	16,114,284	45,344,735
Common stock shares issued	1,137,269	20,138,235	1,190,809	23,197,333	45,663,646
Distribution reinvestment plan shares issued	56,484	1,188,342	87,505	611,538	1,943,869
Common stock shares repurchased	(143,134)	(1,059,710)	(84,311)	(774,476)	(2,061,631)
Independent directors’ restricted stock grant (1)	—	—	—	4,234	4,234
December 31, 2020	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853

Common stock shares issued	2,157,634	107,086,220	19,108,491	124,387,317	252,739,662
Distribution reinvestment plan shares issued	86,892	2,130,886	244,060	1,520,206	3,982,044
Common stock shares repurchased	(59,272)	(1,267,731)	(57,349)	(1,450,765)	(2,835,117)
Independent directors’ restricted stock grant (1)	—	—	—	14,829	14,829
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271

Common stock shares issued	1,112,055	80,943,605	10,500,831	109,276,249	201,832,740
Distribution reinvestment plan shares issued	125,187	3,647,656	720,473	3,664,723	8,158,039
Common stock shares repurchased	(164,182)	(14,415,387)	(2,389,430)	(32,146,156)	(49,115,155)
Independent directors’ restricted stock grant (1)	—	—	—	35,697	35,697
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592

__________

(1)
The independent directors’ restricted stock grant represents an aggregate $0.8 million, $0.3 million and $0.1 million of the annual compensation paid to the independent directors for the years ended December 31, 2022, 2021 and 2020, respectively. Each grant is amortized over the one-year service period of such grant.

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

For the years ended December 31, 2022, 2021 and 2020, the Company repurchased 49,115,155, 2,835,117 and 2,061,631 shares of common stock representing a total of $1.3 billion, $64.6 million and $43.7 million, respectively. In October 2022, the Company received repurchase requests equal to 2.2% of its aggregate monthly NAV. The Company’s board of directors, including all of its independent directors, authorized repurchases above the 2% monthly repurchase limitation for October 2022. As such, 100% of share repurchase requests were satisfied in October 2022. In November 2022, the Company received repurchase requests equal to 3.2% of its aggregate monthly NAV and honored all repurchase requests for November 2022 on a pro rata basis up to the 2% monthly limitation. As such, 63% of each stockholder’s repurchase request was satisfied in November 2022. In December 2022, the Company received repurchase requests equal to 4.2% of its aggregate monthly NAV and honored all repurchase requests for December 2022 on a pro rata basis up to the 5% quarterly limitation. As such, 20% of each stockholder’s share repurchase requests were satisfied in December 2022.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2022
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2320)	(0.2318)	(0.0672)	—
Net distributions declared per share of common stock	$1.0100	$1.0102	$1.1748	$1.2420

	Year Ended December 31, 2021
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1949)	(0.1955)	(0.0571)	—
Net distributions declared per share of common stock	$1.0471	$1.0465	$1.1849	$1.2420

	Year Ended December 31, 2020
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1808)	(0.1821)	(0.0533)	—
Net distributions declared per share of common stock	$1.0612	$1.0599	$1.1887	$1.2420

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The following table details the Redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the years ended December 31, 2022 and 2021 ($ in thousands):

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2020	$10,409	$—	$10,409
Settlement of performance participation allocation	15,061	—	15,061
GAAP income (loss) allocation	(1,758)	—	(1,758)
Distributions	(1,460)	—	(1,460)
Fair value allocation	8,250	—	8,250
Balance at December 31, 2021	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of SREIT OP units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP income (loss) allocation	(1,050)	(1,096)	(2,146)
Distributions	(11,239)	(6,400)	(17,639)
Fair value allocation	15,884	5,814	21,698
Balance at December 31, 2022	$238,322	$188,777	$427,099

12.
Related Party Transactions

Acquisition of Investments

On March 11, 2022, the Company acquired floating rate CMBS bonds related to Starwood Capital and a third party for $109.2 million, secured by 111 lodging properties.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019. During the years ended December 31, 2022, 2021, and 2020, the Company incurred management fees of $167.1 million, $62.2 million, and $19.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. The Company issued 5,598,108 and 2,232,831 unregistered Class I shares to the Advisor as payment for the 2022 and 2021 management fees, respectively, and also had a payable of $14.5 million and $9.6 million related to the management fees as of December 31, 2022 and 2021, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2023, the Advisor was issued 551,733 unregistered Class I shares as payment for the $14.5 million management fee accrued as of December 31, 2022. During January 2022, the Advisor was issued 371,148 unregistered Class I shares as payment for the $9.6 million management fee accrued as of December 31, 2021. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2022 and 2021, the Company recognized $102.3 million and $204.2 million, respectively, of performance participation interest in the Company’s consolidated financial statements.

The performance participation interest for 2022 became payable on December 31, 2022 and, in January 2023, the Company caused the Operating Partnership to issue 3,886,034 Class I units in the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2022. Such Class I units were issued at the NAV per unit as of December 31, 2022.

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

Repurchase of Advisor and Certain Director Shares

During the year ended December 31, 2022, the Company repurchased outside of its share repurchase plan 2,488,926 Class I shares, held by the Advisor and certain directors for total consideration of $68.5 million. During the year ended December 31, 2021, the Company repurchased outside of its share repurchase plan 29,915 Class I shares, held by the Advisor and certain directors for total consideration of $0.6 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2022	December 31, 2021
Accrued stockholder servicing fee	$413,004	$291,544
Performance participation allocation	102,348	204,225
Accrued management fee	14,531	9,628
Advanced organization and offering costs	3,017	4,373
Accrued affiliate service provider expenses	2,659	843
Advanced operating expenses	1,555	2,655
Total	$537,114	$513,268

Accrued stockholder servicing fee

As described in Note 2, the Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares up to the 8.75% limit at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the years ended December 31, 2022, 2021 and 2020, the Company has incurred approximately $17.3 million, $6.7 million and $2.8 million, respectively, of expenses due to Highmark Residential services in connection with its investments and such amounts are included in Property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. For the years ended December 31, 2022, 2021 and 2020, the amounts incurred for services provided by RFF were $0.5 million, $0.6 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the year ended December 31, 2022, the Company paid Essex $4.3 million, for title services related to 10 investments. During the year ended December 31, 2021, the Company paid Essex $1.9 million, for title services related to 11 investments. During the year ended December 31, 2020, the Company paid Essex $0.2 million, for title services related to two investments. These costs were capitalized to Investments in real estate, net, on the Company’s Consolidated Balance Sheets.

The Company engaged Starwood Retail Partners to provide leasing and legal services for any retail properties we acquire. During the year ended December 31, 2022, the Company incurred an insignificant amount of expenses from Starwood Retail Partners. During the years ended December 31, 2021 and 2020, the Company did not incur any expenses from Starwood Retail Partners.

The Company has engaged Starwood Capital’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the year ended December 31, 2022, the amount incurred for services provided was $1.4 million. During the year ended December 31, 2021, the amount incurred for services provided was $0.2 million. The Company did not engage Starwood’s affiliated Luxembourg office for accounting and administrative matters during the year ended December 31, 2020.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2022, the amounts incurred for services provided were $0.4 million. During the year ended December 31, 2021, the amounts incurred for services provided were $0.1 million. The Company did not incur legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services during the year ended December 31, 2020.

The Company has engaged Starwood Capital Group (“SCG”) STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the year ended December 31, 2022, the Company has incurred approximately $0.2 million. During the years ended December 31, 2021 and 2020, the Company did not incur any expenses from SCG STR Management Co, LLC.

The Company has engaged ST Global Services, L.L.C. (“ST”) a procurement professional. ST provides procurement and consulting services to the Company and other Starwood funds. ST currently charges us based on hours spent. ST is not technically an affiliate because it is owned by a third party, however, Starwood does have the option to purchase the business. During the years ended December 31, 2022 and 2021, the amounts incurred for these services were insignificant. During the year ended December 31, 2020, the Company did not incur any expenses from ST.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with managing the Company’s assets in Spain and Italy. The SCG Southern Europe Team charges 0.2% of fair market value and such charge is incurred on items such as new acquisitions, dispositions, financings, and leasing. During the year ended December 31, 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million. During the year ended December 31, 2021, the amounts incurred for services provided by SCG Southern Europe Team were an insignificant amount. During the year ended December 31, 2020, the Company did not incur any expenses from the SCG Southern Europe Team.

Advanced operating expenses

As of December 31, 2022 and 2021, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, 2021 and 2020, the Advisor had incurred approximately $15.8 million, $6.7 million and $2.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.
Commitments and Contingencies

As of December 31, 2022 and 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2022 ($ in thousands):

Year	Operating Lease
2023	$686
2024	686
2025	712
2026	714
2027	714
Thereafter	25,782
Total undiscounted future lease payments	29,294
Difference between undiscounted cash flows and discounted cash flows	(16,842)
Total lease liability	$12,452

The Company utilized its incremental borrowing rate, which was between 4.5% and 6% to determine its lease liabilities. As of December 31, 2022, the weighted average remaining lease term of the Company’s operating leases was 37 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Fixed lease payments	$1,376,577	$530,093	$238,897
Variable lease payments	144,078	74,481	34,950
Rental revenue	$1,520,655	$604,574	$273,847

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and other properties as of December 31, 2022 ($ in thousands). Leases at the Company’s multifamily, single-family and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023	$296,046
2024	277,573
2025	247,417
2026	210,843
2027	177,277
Thereafter	541,628
Total	$1,750,784

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

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2022	December 31, 2021
Multifamily	$16,663,050	$12,225,256
Single-family rental	1,357,576	1,150,987
Industrial	3,180,764	2,145,163
Office	1,589,368	1,599,774
Self-storage	366,299	331,024
Investments in real estate debt	1,657,663	954,077
Other properties	1,225,052	764,714
Other (Corporate)	725,081	800,436
Total assets	$26,764,853	$19,971,431

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,068,277	$73,558	$177,998	$136,185	$26,614	$38,023	$—	$1,520,655
Other revenue	11,114	—	42	416	—	47,121	—	58,693
Total revenues	1,079,391	73,558	178,040	136,601	26,614	85,144	—	1,579,348
Expenses:
Property operating	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Total segment expenses	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Income from unconsolidated real estate ventures	—	—	—	—	—	12,189	—	12,189
Income from investments in real estate debt	—	—	—	—	—	—	99,787	99,787
Segment net operating income	$611,978	$36,983	$133,057	$83,629	$16,748	$58,548	$99,787	$1,040,730
Depreciation and amortization	$(595,718)	$(46,864)	$(101,484)	$(64,869)	$(10,080)	$(29,928)	$—	$(848,943)

General and administrative								(44,708)
Management fees								(167,100)
Performance participation allocation								(102,348)
Interest expense								(428,853)
Loss on extinguishment of debt								(313)
Other income, net								485,608
Net loss								$(65,927)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,927)
Net loss attributable to non-controlling interests in Operating Partnership								2,146
Net loss attributable to stockholders								$(65,708)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$365,052	$1,158	$96,826	$124,317	$741	$16,480	$—	$604,574
Other revenue	4,310	—	—	331	—	33,690	—	38,331
Total revenues	369,362	1,158	96,826	124,648	741	50,170	—	642,905
Expenses:
Property operating	151,923	274	25,258	43,741	287	27,168	—	248,651
Total segment expenses	151,923	274	25,258	43,741	287	27,168	—	248,651
Loss from unconsolidated real estate ventures	—	—	—	—	—	(615)	—	(615)
Income from investments in real estate debt	—	—	—	—	—	—	45,156	45,156
Segment net operating income	$217,439	$884	$71,568	$80,907	$454	$22,387	$45,156	$438,795
Depreciation and amortization	$(189,084)	$(2,311)	$(58,002)	$(61,953)	$(429)	$(18,676)	$—	$(330,455)

General and administrative								(25,404)
Management fees								(62,237)
Performance participation allocation								(204,225)
Interest expense								(134,127)
Other income, net								13,210
Net loss								$(304,443)
Net loss attributable to non-controlling interests in consolidated joint ventures								434
Net loss attributable to non-controlling interests in Operating Partnership								1,758
Net loss attributable to stockholders								$(302,251)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2020 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$132,835	$30,203	$97,078	$13,731	$—	$273,847
Other revenue	2,045	—	145	22,386	—	24,576
Total revenues	134,880	30,203	97,223	36,117	—	298,423
Expenses:
Property operating	51,878	7,261	32,895	21,150	—	113,184
Total segment expenses	51,878	7,261	32,895	21,150	—	113,184
Loss from unconsolidated real estate ventures	—	—	—	(1,462)	—	(1,462)
Income from investments in real estate debt	—	—	—	—	7,206	7,206
Segment net operating income	$83,002	$22,942	$64,328	$13,505	$7,206	$190,983
Depreciation and amortization	$(73,365)	$(18,323)	$(48,477)	$(15,699)	$—	$(155,864)

General and administrative						(8,624)
Management fees						(19,423)
Performance participation allocation						(15,061)
Interest expense						(80,808)
Other expense, net						(9,403)
Net loss						$(98,200)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,300
Net loss attributable to non-controlling interests in Operating Partnership						642
Net loss attributable to stockholders						$(96,258)

16.
Subsequent Events

During January and February 2023, the Company raised an aggregate of $0.1 billion in the Company's third public offering and had $0.5 billion of aggregate third party investor redemptions.

In March 2023, the Company received $180.0 million of net borrowings from drawing on its unsecured line of credit.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Multifamily properties:
Phoenix Property	Mesa, AZ	$43,551	$9,472	$35,909	$225	$1,005	$9,697	$36,914	$46,611	$(6,820)	2019
Savannah Property	Savannah, GA	25,412	3,671	31,351	253	304	3,924	31,655	35,579	(5,113)	2019
Florida Multifamily Portfolio
Various Properties (2)	Jacksonville, FL	36,422	11,574	37,920	423	2,020	11,997	39,940	51,937	(7,302)	2019
Various Properties (2)	Naples FL	36,046	14,045	37,025	282	1,504	14,327	38,529	52,856	(6,703)	2019
Concord Park Apartments	Fort Meade, MD	61,810	20,082	67,141	415	1,401	20,497	68,542	89,039	(7,783)	2019
Columbus Multifamily (4 properties)	Columbus, OH	132,009	20,695	160,599	1,279	(551)	21,974	160,048	182,022	(14,404)	2019
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	340	860	13,051	93,549	106,600	(8,321)	2019
Thornton Apartments	Alexandria, VA	118,151	30,472	145,504	161	300	30,633	145,804	176,437	(11,957)	2019
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	125	215	18,438	55,054	73,492	(5,552)	2019
The Griffin	Scottsdale, AZ	64,686	17,614	74,940	158	386	17,772	75,326	93,098	(6,885)	2019
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	507	770	8,525	74,533	83,058	(7,062)	2019
Highlands Portfolio (3 properties)	Columbus, OH	72,561	8,895	87,774	24	50	8,919	87,824	96,743	(5,943)	2020
The Baxter Decatur	Atlanta, GA	53,462	8,603	69,963	169	176	8,772	70,139	78,911	(5,105)	2020
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	38	142	7,139	74,881	82,020	(11,195)	2020
Acadia Apartments	Ashburn, VA	134,338	18,337	168,734	594	4,010	18,931	172,744	191,675	(5,447)	2020
Southeast Affordable Housing Portfolio
Riverwalk	Brighton, CO	19,015	3,280	20,932	140	408	3,420	21,340	24,760	(2,129)	2020
Patriots Pointe	Concord, NC	7,760	1,564	7,904	138	121	1,702	8,025	9,727	(935)	2020
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	34	140	2,191	4,796	6,987	(710)	2020
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	69	143	2,100	4,558	6,658	(888)	2020
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	71	279	4,646	23,879	28,525	(2,484)	2020
Various Properties (3)	Jacksonville, FL	82,042	24,178	90,108	299	2,848	24,477	92,956	117,433	(9,809)	2020
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	202	410	2,339	10,821	13,160	(1,313)	2020
Stone Creek	Morrisville, NC	8,364	1,844	7,492	78	396	1,922	7,888	9,810	(988)	2020
Various Properties (3)	Newport News, VA	43,333	11,169	50,997	124	1,364	11,293	52,361	63,654	(5,181)	2020
Various Properties (2)	Orlando, FL	72,451	19,513	75,364	369	1,189	19,882	76,553	96,435	(7,975)	2020
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	79	562	7,268	23,592	30,860	(2,858)	2020
Various Properties (2)	Sanford, FL	65,853	14,916	75,253	259	1,050	15,175	76,303	91,478	(7,509)	2020
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	79	297	3,373	19,167	22,540	(1,823)	2020
Las Villas de Kino	Tucson, AZ	26,255	9,513	24,278	204	1,368	9,717	25,646	35,363	(2,926)	2020
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	78	465	3,050	20,048	23,098	(2,193)	2020
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	166	503	4,790	9,392	14,182	(1,273)	2020
Mid-Atlantic Affordable Housing Portfolio
Various Properties (2)	Chesapeake, VA	26,880	6,467	28,766	77	561	6,544	29,327	35,871	(2,318)	2020
Columbia Hills	Columbia, TN	9,740	2,871	9,816	103	496	2,974	10,312	13,286	(1,005)	2020
Foxridge	Durham, NC	10,333	2,524	10,986	70	254	2,594	11,240	13,834	(998)	2020
Crestview	Fredericksburg, VA	26,720	4,358	30,470	56	338	4,414	30,808	35,222	(2,416)	2020
Bridgeport	Hampton, VA	17,130	4,285	18,075	26	333	4,311	18,408	22,719	(1,468)	2020
Various Properties (2)	Harrisonburg, VA	11,760	4,022	11,222	80	180	4,102	11,402	15,504	(1,186)	2020
Cascade Village	Holland, MI	13,680	3,389	14,530	125	420	3,514	14,950	18,464	(1,312)	2020
Parkview	Huntersville, NC	11,191	1,876	12,739	19	88	1,895	12,827	14,722	(1,015)	2020
Various Properties (4)	Manassas, VA	70,695	10,637	81,855	148	586	10,785	82,441	93,226	(6,252)	2020
Autumn Ridge	Memphis, TN	7,547	2,591	7,180	48	239	2,639	7,419	10,058	(685)	2020
Genito Glen	Midlothian, VA	10,960	2,703	11,559	52	132	2,755	11,691	14,446	(1,027)	2020
Kings Ridge	Newport News, VA	15,572	4,729	15,539	280	370	5,009	15,909	20,918	(1,473)	2020
River Birch	Raleigh, NC	19,411	4,168	21,150	46	292	4,214	21,442	25,656	(1,635)	2020
Falcon Pointe	Rosenberg, TX	9,440	1,876	10,461	58	232	1,934	10,693	12,627	(1,004)	2020
Sterling Crest	Saginaw, MI	8,800	4,176	7,229	104	336	4,280	7,565	11,845	(857)	2020
Las Villas de Leon	San Antonio, TX	7,560	2,347	7,458	133	471	2,480	7,929	10,409	(778)	2020

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

Stonegate	Stafford, VA	28,880	3,963	33,721	59	247	4,022	33,968	37,990	(2,459)	2020
River Park Place	Vero Beach, FL	8,538	2,661	8,425	59	287	2,720	8,712	11,432	(823)	2020
Ocean Gate	Virginia Beach, VA	20,080	4,347	21,957	54	311	4,401	22,268	26,669	(1,781)	2020
Autumn Wind	Winchester, VA	9,840	2,724	10,005	58	146	2,782	10,151	12,933	(1,010)	2020
Various Properties (3)	Woodbridge, VA	55,243	8,617	63,627	133	724	8,750	64,351	73,101	(4,926)	2020

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Florida Affordable Housing Portfolio II (4 properties)	Jacksonville, FL	$85,840	$16,599	$95,453	$251	$9,986	$16,850	$105,439	$122,289	$(8,260)	2021
Southeast Affordable Housing Portfolio II
Culpeper Commons	Culpeper, VA	12,483	4,058	13,749	77	253	4,135	14,002	18,137	(1,184)	2021
Magnolia Creste	Dallas, GA	16,438	2,650	21,475	51	160	2,701	21,635	24,336	(1,440)	2021
Glen Creek	Elkton, MD	15,263	5,985	16,353	159	9	6,144	16,362	22,506	(1,483)	2021
England Run	Fredericksburg, VA	18,812	3,857	23,614	82	267	3,939	23,881	27,820	(1,547)	2021
Rocky Creek	Greenville, SC	14,395	3,030	17,079	57	228	3,087	17,307	20,394	(1,204)	2021
Grande Court Boggy	Kissimmee, FL	34,904	9,361	41,265	106	278	9,467	41,543	51,010	(2,906)	2021
Magnolia Village	Lawrenceville, GA	15,783	5,107	16,645	60	131	5,167	16,776	21,943	(1,440)	2021
Park Ridge	Stafford, VA	20,255	3,778	25,689	92	140	3,870	25,829	29,699	(1,549)	2021
Glen Ridge	Woodbridge, VA	21,667	4,159	27,218	146	261	4,305	27,479	31,784	(1,591)	2021
Azalea Multifamily Portfolio
Luxe	Aubrey, TX	52,290	10,084	78,835	61	250	10,145	79,085	89,230	(3,474)	2021
Travesia	Austin, TX	75,460	13,787	79,703	133	262	13,920	79,965	93,885	(3,484)	2021
Afton Ridge	Concord, NC	54,062	9,516	62,919	102	27	9,618	62,946	72,564	(2,836)	2021
Various Properties (2)	Dallas, TX	84,140	13,031	125,670	37	33	13,068	125,703	138,771	(5,155)	2021
Clearbrook	Frederick, MD	62,090	12,564	51,451	42	(80)	12,606	51,371	63,977	(2,245)	2021
Thornton Park	Jacksonville, FL	66,616	9,950	91,924	201	286	10,151	92,210	102,361	(3,926)	2021
Ariva	Lakeland, FL	51,899	9,846	57,063	36	200	9,882	57,263	67,145	(2,933)	2021
Gwinnett Stadium	Lawrenceville, GA	41,090	5,199	48,131	48	—	5,247	48,131	53,378	(1,909)	2021
Park Place	Morrisville, NC	52,920	9,295	57,281	7	147	9,302	57,428	66,730	(2,688)	2021
Autumn Wood	Murfreesboro, TN	42,490	6,114	54,974	74	(139)	6,188	54,835	61,023	(2,546)	2021
Millenia	Orlando, FL	36,890	6,305	47,647	42	(56)	6,347	47,591	53,938	(2,098)	2021
Various Properties (2)	Pflugerville, TX	107,590	24,606	142,875	123	(289)	24,729	142,586	167,315	(6,222)	2021
Lakehouse	Plant City, FL	16,940	3,334	23,339	13	(22)	3,347	23,317	26,664	(1,100)	2021
Victoria Grand	Tallahassee, FL	47,390	7,002	61,768	19	196	7,021	61,964	68,985	(2,754)	2021
Crosstown	Tampa, FL	58,695	8,066	65,753	10	(43)	8,076	65,710	73,786	(2,958)	2021
Keystone Castle Hills	Dallas, TX	89,922	23,122	99,118	536	918	23,658	100,036	123,694	(6,925)	2021
Greater Boston Affordable Portfolio (5 properties)	Boston, MA	143,127	60,313	176,849	395	(287)	60,708	176,562	237,270	(6,725)	2021
Columbus Preferred Portfolio
5188 Baxter Park	Westerville, OH	21,700	6,795	23,058	—	—	6,795	23,058	29,853	(898)	2021
1025 Luxe Avenue	Columbus, OH	45,500	7,955	43,178	40	—	7,995	43,178	51,173	(1,507)	2021
The Palmer Dadeland	Miami, FL	259,800	56,854	304,585	374	411	57,228	304,996	362,224	(11,888)	2021
Seven Springs Apartments	Burlington, MA	117,110	27,104	164,679	30	347	27,134	165,026	192,160	(6,406)	2021
Maison’s Landing	Salt Lake City, UT	102,120	14,890	152,592	81	408	14,971	153,000	167,971	(6,639)	2021
Sawyer Flats	Gaithersburg, MD	144,060	32,701	168,846	857	962	33,558	169,808	203,366	(6,700)	2021
Florida Affordable Housing Portfolio III
Various Properties (2)	Bradenton, FL	75,290	20,960	101,049	518	505	21,478	101,554	123,032	(5,567)	2021
Enclave on Woodbridge	Fernandina Beach, FL	25,690	6,407	36,228	47	316	6,454	36,544	42,998	(1,989)	2021
Charleston Place	Holly Hill, FL	17,520	5,930	21,309	67	204	5,997	21,513	27,510	(1,285)	2021
Brookwood Forest	Jacksonville, FL	23,560	4,250	35,025	182	282	4,432	35,307	39,739	(1,565)	2021
Various Properties (2)	Lakeland, FL	37,080	7,112	57,801	437	155	7,549	57,956	65,505	(2,824)	2021
Club at Sugar Mill	Port Orange, FL	14,260	4,449	15,946	69	170	4,518	16,116	20,634	(951)	2021
Nantucket Cove	Springhill, FL	15,800	4,592	20,167	71	49	4,663	20,216	24,879	(1,243)	2021
Various Properties (5)	Tampa, FL	73,610	26,276	96,632	370	275	26,646	96,907	123,553	(5,189)	2021
Savannah Bay	Tarpon Springs, FL	12,610	5,374	9,640	114	92	5,488	9,732	15,220	(728)	2021
Nantucket Bay	Temple Terrace, FL	15,150	6,364	18,782	88	41	6,452	18,823	25,275	(974)	2021
Raleigh Multifamily Portfolio

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

2600 Harvest Creek Place	Cary, NC	60,900	16,094	77,575	(11)	490	16,083	78,065	94,148	(2,693)	2021
5140 Copper Ridge Drive	Durham, NC	41,900	8,733	53,561	(6)	330	8,727	53,891	62,618	(1,937)	2021
1000 Henrico Lane	Morrisville, NC	68,600	12,383	86,037	(9)	555	12,374	86,592	98,966	(2,930)	2021
Various Properties (3)	Raleigh, NC	196,000	40,491	252,991	(27)	1,773	40,464	254,764	295,228	(7,546)	2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
South Florida Multifamily Portfolio
Bella Vista	Boca Raton, FL	$95,500	$13,144	$125,094	$3,987	$(4,530)	$17,131	$120,564	$137,695	$(3,961)	2021
Stonybrook	Boynton Beach, FL	67,600	12,346	81,036	740	292	13,086	81,328	94,414	(2,849)	2021
Centro Sunforest	Davie, FL	103,300	25,015	152,738	(3,585)	(591)	21,430	152,147	173,577	(5,258)	2021
SEG Multifamily Portfolio
Alta Mill Apartments	Austell, GA	63,100	13,213	82,343	(1,038)	11,901	12,175	94,244	106,419	(3,102)	2021
Estate on Quarry Lake Apartments	Austin, TX	45,500	9,565	59,725	(3,389)	12,235	6,176	71,960	78,136	(2,834)	2021
Palm Club	Brunswick, GA	13,800	2,883	18,036	(358)	2,507	2,525	20,543	23,068	(727)	2021
Retreat at Grande Lake	Brunswick, GA	22,100	4,646	28,975	1,051	2,787	5,697	31,762	37,459	(1,309)	2021
Lodge at Mallard Creek	Charlotte, NC	35,600	7,816	48,785	(1,453)	8,202	6,363	56,987	63,350	(2,475)	2021
Brook Valley Apartments	Douglasville, GA	23,000	4,837	30,158	330	3,579	5,167	33,737	38,904	(1,392)	2021
Grande Club Apartments	Duluth, GA	36,200	7,884	49,229	2,977	4,838	10,861	54,067	64,928	(1,952)	2021
Various Properties (4)	Everett, WA	137,700	31,576	198,984	(2,068)	26,360	29,508	225,344	254,852	(8,143)	2021
Towne Creek	Gainesville, GA	15,800	3,307	20,549	1,117	1,632	4,424	22,181	26,605	(893)	2021
Icon on the Greenway	Gastonia, NC	24,800	5,110	31,932	(1,823)	6,323	3,287	38,255	41,542	(1,765)	2021
Woodland Park Apartments	Greensboro, NC	15,000	3,484	27,201	1,332	(2,922)	4,816	24,279	29,095	(1,346)	2021
Estates at Bellwood Apartments	Greenville, SC	15,300	3,266	20,401	452	2,054	3,718	22,455	26,173	(873)	2021
Audubon Park Apartments	Hanahan, SC	26,200	5,397	33,706	(255)	4,640	5,142	38,346	43,488	(1,316)	2021
Waterford Landing Apartments	Hermitage, TN	25,800	5,616	64,899	(1,318)	(23,661)	4,298	41,238	45,536	(1,320)	2021
Various Properties (2)	High Point, NC	27,000	5,848	36,515	(714)	4,489	5,134	41,004	46,138	(2,127)	2021
Northtowne Village Apartments	Hixson, TN	17,500	3,621	41,985	(376)	(16,285)	3,245	25,700	28,945	(1,016)	2021
Various Properties (2)	Kennesaw, GA	91,500	19,020	118,562	(2,915)	18,914	16,105	137,476	153,581	(4,482)	2021
Various Properties (2)	Knoxville, TN	138,800	29,131	337,357	4,864	(135,864)	33,995	201,493	235,488	(9,075)	2021
Lee’s Crossing	La Grange, GA	28,800	6,053	37,698	279	4,726	6,332	42,424	48,756	(1,984)	2021
Durant at Sugarloaf Apartments	Lawrenceville, GA	40,000	8,390	52,333	4,422	2,248	12,812	54,581	67,393	(1,994)	2021
Racquet Club	Lexington, KY	34,100	8,663	53,959	2,297	5,277	10,960	59,236	70,196	(2,197)	2021
Nickel Creek	Lynnwood, WA	33,300	8,062	50,855	274	7,298	8,336	58,153	66,489	(2,108)	2021
Northwood Apartments	Macon, GA	21,000	4,400	27,497	193	2,967	4,593	30,464	35,057	(1,174)	2021
Falls at Sope Creek	Marietta, GA	60,300	12,667	78,943	(502)	11,244	12,165	90,187	102,352	(3,688)	2021
Ashmore Bridge Estates Apartments	Mauldin, SC	27,400	5,548	42,280	542	(3,809)	6,090	38,471	44,561	(1,557)	2021
Waterstone at Murietta Apartments	Murieta, CA	83,300	18,884	117,823	(827)	17,644	18,057	135,467	153,524	(5,523)	2021
Wyndchase Bellevue Apartments	Nashville, TN	31,300	6,531	75,691	(2,974)	(26,315)	3,557	49,376	52,933	(1,473)	2021
Woodland Crossing Apartments	New Bern, NC	23,900	5,261	32,819	(2,156)	6,274	3,105	39,093	42,198	(1,841)	2021
Various Properties (2)	Parker, CO	147,100	33,819	252,352	(18,300)	9,080	15,519	261,432	276,951	(10,251)	2021
Gio Apartments	Plano, TX	86,900	22,546	140,590	(5,666)	26,028	16,880	166,618	183,498	(6,891)	2021
Grande Oaks	Roswell, GA	44,600	9,373	58,394	1,232	6,955	10,605	65,349	75,954	(2,072)	2021
Brandemere	Salem, NC	24,600	5,274	32,967	633	3,689	5,907	36,656	42,563	(2,006)	2021
Various Properties (2)	Savannah, GA	58,000	11,943	82,787	(2,122)	2,534	9,821	85,321	95,142	(3,104)	2021
Smoky Crossing Apartments	Seymour, TN	50,700	10,371	120,337	(816)	(46,148)	9,555	74,189	83,744	(2,687)	2021
Grove Veridian	Spartanburg, NC	12,100	2,555	15,966	257	2,290	2,812	18,256	21,068	(645)	2021
Patriot Point	Spring Lake, NC	16,100	3,238	20,253	109	2,319	3,347	22,572	25,919	(1,225)	2021
Retreat at Hidden Bay	St. Marys, GA	15,200	3,170	19,810	(363)	2,743	2,807	22,553	25,360	(903)	2021
Arnada Pointe	Vancouver, WA	30,600	7,127	45,385	(1,782)	7,404	5,345	52,789	58,134	(2,153)	2021
Various Properties (11)	Waldorf, MD	260,500	57,581	359,089	35,656	17,401	93,237	376,490	469,727	(15,327)	2021
Various Properties (2)	Warner Robins, GA	39,000	8,171	51,003	2,392	3,789	10,563	54,792	65,355	(2,280)	2021
Various Properties (3)	Wilmington, NC	69,500	14,485	90,475	(652)	12,255	13,833	102,730	116,563	(4,646)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
National Affordable Housing Portfolio
Various Properties (3)	Austin, TX	$103,128	$18,627	$135,799	$(2,688)	$5,352	$15,939	$141,151	$157,090	$(5,597)	2021
Centre Court	Bradenton, FL	20,787	5,335	29,299	428	484	5,763	29,783	35,546	(1,627)	2021
Forest Glen	Durham, NC	13,345	2,975	10,821	1,009	(976)	3,984	9,845	13,829	(526)	2021
Rose Cove SLC	Farmington, UT	14,420	4,649	16,909	783	(510)	5,432	16,399	21,831	(684)	2021
Venice Cove FLL	Ft Lauderdale, FL	18,934	5,878	21,379	3,087	(2,823)	8,965	18,556	27,521	(829)	2021
Chelsea Commons	Greenacres, FL	30,349	12,348	44,910	(626)	1,316	11,722	46,226	57,948	(2,329)	2021
Hampton Ridge Jax	Jacksonville, FL	11,104	2,476	9,005	59	1,828	2,535	10,833	13,368	(513)	2021
San Marcos Villas	Lake Park, FL	50,042	18,054	65,663	(4,275)	5,158	13,779	70,821	84,600	(3,126)	2021
Mayflower Harbor	Lehi, UT	30,820	9,050	32,915	(976)	1,135	8,074	34,050	42,124	(1,465)	2021
Grande Court Sarasota	North Port, FL	16,087	5,010	18,221	980	(454)	5,990	17,767	23,757	(1,095)	2021
Commander Place	Orlando, FL	28,586	5,713	31,374	(1,168)	1,957	4,545	33,331	37,876	(1,347)	2021
Villas Shaver	Pasadena, TX	25,594	3,182	23,197	3,188	(3,201)	6,370	19,996	26,366	(1,209)	2021
Pemberly Palms	Vero Beach, FL	21,563	4,645	25,507	982	(934)	5,627	24,573	30,200	(1,316)	2021
Pasco Woods	Wesley Chapel, FL	21,146	4,511	24,772	(22)	155	4,489	24,927	29,416	(1,264)	2021
Colony Park	West Palm Beach, FL	21,214	6,626	24,101	798	(397)	7,424	23,704	31,128	(1,290)	2021
Central Park Portfolio (9 properties)	Denver, CO	329,898	74,722	532,982	302	2,476	75,024	535,458	610,482	(17,728)	2021
Mid-Atlantic Affordable Housing Portfolio II
Lakewood Villas ATL	Atlanta, GA	19,937	5,659	19,470	112	89	5,771	19,559	25,330	(780)	2022
Ivy Creek Buford	Buford, GS	30,731	6,784	36,309	207	141	6,991	36,450	43,441	(1,113)	2022
Various Properties (2)	Fredericksburg, VA	67,101	18,748	86,640	228	34	18,976	86,674	105,650	(2,335)	2022
Cobblestone Kennesaw	Kennesaw, GA	19,311	6,818	20,700	77	73	6,895	20,773	27,668	(734)	2022
Galaxy Silver Spring	Silver Springs, MD	36,418	9,832	54,956	187	(34)	10,019	54,922	64,941	(1,130)	2022
Sky Terrace	Stafford, VA	37,257	7,836	52,382	178	101	8,014	52,483	60,497	(1,346)	2022
Highland Warranton	Warranton, VA	18,211	6,136	17,652	190	18	6,326	17,670	23,996	(547)	2022
Texas and North Carolina Multifamily Portfolio
Waterview	Fort Worth, TX	69,831	12,114	81,045	45	—	12,159	81,045	93,204	(1,654)	2022
Bunker Hill	Houston, TX	64,450	5,855	79,938	26	—	5,881	79,938	85,819	(1,431)	2022
Regalia	Mansfield, TX	57,707	8,595	68,599	—	—	8,595	68,599	77,194	(1,332)	2022
Litchford	Raleigh, NC	53,535	11,588	70,431	2	23	11,590	70,454	82,044	(1,427)	2022
Whispering Creek	San Antonio, TX	35,229	5,025	42,064	20	—	5,045	42,064	47,109	(843)	2022
Phoenix Affordable Housing Portfolio
Desert Eagle	Glendale, AZ	28,171	8,420	37,708	61	195	8,481	37,903	46,384	(1,056)	2022
Various Properties (3)	Mesa, AZ	101,114	25,347	142,096	434	1,178	25,781	143,274	169,055	(3,831)	2022
Lake Pleasant Village	Peoria, AZ	23,579	7,346	31,972	142	278	7,488	32,250	39,738	(904)	2022
Various Properties (2)	Phoenix, AZ	59,983	13,992	73,080	286	783	14,278	73,863	88,141	(1,717)	2022
Summit Multifamily Portfolio
Vintage Amelia	Amelia Island, FL	39,000	8,015	57,141	6	(3,084)	8,021	54,057	62,078	(1,356)	2022
Vantage Ashland	Ashland City, TN	33,279	5,712	56,903	10	138	5,722	57,041	62,763	(1,391)	2022
Ethos Austin	Austin, TX	46,823	11,085	72,024	19	1,024	11,104	73,048	84,152	(1,617)	2022
Walnut Bastrop	Bastrop, TX	27,479	5,643	44,116	107	135	5,750	44,251	50,001	(1,068)	2022
Various Properties (2)	Burleson, TX	81,272	12,479	139,515	19	96	12,498	139,611	152,109	(3,069)	2022
Ethan Pointe	Burlington, NC	38,879	5,884	61,163	16	76	5,900	61,239	67,139	(1,516)	2022
1400 Chestnut	Chattanooga, TN	34,493	2,826	52,914	—	25	2,826	52,939	55,765	(999)	2022
Stonebriar Frisco	Frisco, TX	63,679	8,210	107,353	159	148	8,369	107,501	115,870	(2,130)	2022
Darby Holly Springs	Holly Springs, GA	50,693	11,933	82,863	31	53	11,964	82,916	94,880	(1,934)	2022
Various Properties (2)	Indianapolis, IN	80,786	10,047	135,908	11	227	10,058	136,135	146,193	(3,042)	2022
Orchard Hills	Jeffersonville, IN	36,393	5,720	52,149	15	282	5,735	52,431	58,166	(1,330)	2022
Various Properties (2)	Knoxville, TN	89,686	8,278	145,987	7	142	8,285	146,129	154,414	(2,955)	2022
Woodland Lakes Lansing	Lansing, MI	43,093	8,179	61,911	5	283	8,184	62,194	70,378	(1,897)	2022

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location		Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Various Properties (4)	Louisville, KY		$122,554	$17,123	$178,426	$188	$(4,126)	$17,311	$174,300	$191,611	$(4,006)	2022
Lakeside Marietta	Marietta, GA		70,893	14,659	124,095	116	320	14,775	124,415	139,190	(2,740)	2022
Reserve Maryville	Maryville, TN		29,093	6,455	37,771	25	250	6,480	38,021	44,501	(1,057)	2022
Vintage Juliet	Mt. Juliet, TN		54,311	4,981	84,725	33	119	5,014	84,844	89,858	(1,486)	2022
Various Properties (2)	Murfreesboro, TN		82,058	9,480	138,701	101	69	9,581	138,770	148,351	(2,894)	2022
Hickory Point Nashville	Nashville, TN		49,479	7,534	81,694	155	198	7,689	81,892	89,581	(1,915)	2022
Emerson Pflugerville	Pflugerville, TX		53,679	11,087	83,771	22	92	11,109	83,863	94,972	(2,045)	2022
Prinwood Place	Portage, MI		12,993	1,672	19,257	—	65	1,672	19,322	20,994	(497)	2022
Foxwood Raleigh	Raleigh, NC		94,380	20,149	142,196	27	122	20,176	142,318	162,494	(3,328)	2022
Sugar Flats SLC	Salt Lake City, UT		32,148	6,265	51,531	46	47	6,311	51,578	57,889	(952)	2022
Ranch 123 Apartments	Seguin, TX		20,993	4,347	43,170	28	39	4,375	43,209	47,584	(1,014)	2022
Vintage Tollgate	Thompson’s Station, TN		41,879	4,392	70,715	31	45	4,423	70,760	75,183	(1,482)	2022
Reserve Tuscaloosa	Tuscaloosa, AL		31,393	5,878	47,916	216	696	6,094	48,612	54,706	(1,142)	2022
Stonebrook Tyler	Tyler, TX		27,393	5,048	47,359	71	89	5,119	47,448	52,567	(1,105)	2022
Blue Multifamily Portfolio
Various Properties (2)	Orlando, FL		98,631	14,701	169,234	28	168	14,729	169,402	184,131	(2,368)	2022
Grand Dominion	San Antonio, TX		37,958	8,110	61,274	6	77	8,116	61,351	69,467	(934)	2022
Sands Clearwater	Tampa, FL		40,671	8,675	57,042	10	27	8,685	57,069	65,754	(884)	2022
Florida Affordable Housing Portfolio IV
Sonrise Villas	Fellsmere, FL		23,301	5,733	24,605	—	41	5,733	24,646	30,379	(496)	2022
Various Properties (2)	Lakeland, FL		19,778	6,864	21,559	—	27	6,864	21,586	28,450	(350)	2022
Overlook at Monroe	Sanford, FL		21,146	4,502	25,665	13	50	4,515	25,715	30,230	(446)	2022
Raintree Apartments	Clermont, FL		42,249	6,481	54,591	52	59	6,533	54,650	61,183	(888)	2022
Madison Cove	Gainesville, FL		9,080	2,409	8,111	—	17	2,409	8,128	10,537	(191)	2022
Various Properties (2)	Kissimmee, FL		92,897	16,861	110,587	—	144	16,861	110,731	127,592	(1,950)	2022
Mystic Pointe II	Orlando, FL		39,717	5,221	52,249	4	33	5,225	52,282	57,507	(818)	2022

Total Multifamily Properties			$10,127,090	$2,153,694	$13,714,566	$30,739	$68,110	$2,184,433	$13,782,676	$15,967,109	$(616,416)

Single-Family Rental Properties:
Amherst Single Family Residential Portfolio	Various		$240,000	$126,917	$202,386	$(3,997)	$23,193	$122,920	$225,579	$348,499	$(6,985)	2021 - 2022
Sunbelt Single-Family Rental Portfolio	Various		554,029	265,138	751,169	—	6,043	265,138	757,212	1,022,350	(33,555)	2021

Total Single-Family Rental Properties			$794,029	$392,055	$953,555	$(3,997)	$29,236	$388,058	$982,791	$1,370,849	$(40,540)

Industrial Properties:
Midwest Industrial Portfolio
Various Properties (2)	Addison, IL	(3)	$210,027	$4,364	$13,131	$157	$1,540	$4,521	$14,671	$19,192	$(1,585)	2019
13005 Hamlin Court	Alsip, IL	(3)	—	1,813	4,623	11	(16)	1,824	4,607	6,431	(660)	2019
Various Properties (3)	Butler, WI	(3)	—	4,723	21,113	30	545	4,753	21,658	26,411	(2,628)	2019
1695 Glen Ellyn Drive	Glendale Heights, IL	(3)	—	2,206	4,769	14	(7)	2,220	4,762	6,982	(614)	2019
Various Properties (2)	Greenwood, IN	(3)	—	2,582	16,553	16	29	2,598	16,582	19,180	(1,715)	2019
Various Properties (2)	Grove City, OH	(3)	—	4,535	22,458	29	443	4,564	22,901	27,465	(2,973)	2019
Various Properties (7)	Hobart, IN	(3)	—	11,008	40,342	184	793	11,192	41,135	52,327	(5,027)	2019
Various Properties (3)	Indianapolis, IN	(3)	—	5,944	29,892	38	(37)	5,982	29,855	35,837	(3,116)	2019
845 Telser Road	Lake Zurich, IL	(3)	—	1,370	2,325	8	(7)	1,378	2,318	3,696	(334)	2019
2240 Creekside Parkway	Lockbourne, OH	(3)	—	2,300	7,010	14	(14)	2,314	6,996	9,310	(885)	2019
Various Properties (6)	Munster, IN	(3)	—	12,372	42,469	237	875	12,609	43,344	55,953	(6,292)	2019
1245-1247 Lakeside Drive	Romeoville, IL	(3)	—	1,461	4,059	9	(4)	1,470	4,055	5,525	(594)	2019
Various Properties (3)	Whitestown, , IN	(3)	—	5,533	27,103	250	(210)	5,783	26,893	32,676	(2,940)	2019

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Marshfield Industrial Portfolio (4 properties)	Baltimore, MD	$106,698	$21,720	$139,433	$188	$37	$21,908	$139,470	$161,378	$(9,513)	2020
Airport Logistics Park (6 properties)	Nashville, TN	35,000	7,031	53,728	—	—	7,031	53,728	60,759	(3,961)	2020
Denver/Boulder Industrial Portfolio (16 properties)	Louisville, CO	263,613	67,951	311,651	207	103	68,158	311,754	379,912	(16,702)	2021
Independence Industrial Portfolio (6 properties)	La Porte, TX	117,000	30,666	149,317	—	(175)	30,666	149,142	179,808	(9,146)	2021
Reno Logistics Portfolio (19 properties)	Sparks, NV	266,000	60,902	323,632	175	322	61,077	323,954	385,031	(19,440)	2021
Southwest Light Industrial Portfolio
Various Properties (4)	Las Vegas, NV	58,142	23,537	54,203	55	(184)	23,592	54,019	77,611	(2,551)	2021
Various Properties (11)	Phoenix, AZ	283,042	66,229	333,663	288	(648)	66,517	333,015	399,532	(14,002)	2021
American Industrial Center (25 properties)	Longwood, FL	83,700	47,553	90,772	—	205	47,553	90,977	138,530	(2,667)	2022
Middlebrook Crossroads (18 properties)	Bridgewood, NJ	66,200	49,370	62,650	686	(13)	50,056	62,637	112,693	(1,576)	2022
Northern Italy Industrial Portfolio (4 properties)	Various Provinces, Italy	41,729	14,509	65,804	(253)	(4,604)	14,256	61,200	75,456	(2,466)	2021
Norway Logistics Portfolio (2 properties)	Oslo, Norway	-	31,971	63,541	(1,461)	(2,678)	30,510	60,863	91,373	(1,349)	2022
Verona Oppeano (5 properties)	Oppeano VR, Italy	160,576	47,225	243,541	—	—	47,225	243,541	290,766	(3,458)	2022
Denmark Logistics Portfolio (10 properties)	Denmark	97,014	42,311	166,314	3,791	15,581	46,102	181,895	227,997	(2,897)	2022
Belgioioso Logistics	Greater Milan, Italy	75,566	18,857	72,460	1,703	6,684	20,560	79,144	99,704	(1,419)	2022

Total Industrial Properties		$1,864,307	$590,043	$2,366,556	$6,376	$18,560	$596,419	$2,385,116	$2,981,535	$(120,510)

Office Properties:
Florida Office Portfolio (11 properties)	Jacksonville, FL	$139,173	$53,465	$153,163	$—	$5,038	$53,465	$158,201	$211,666	$(23,875)	2019
Columbus Office Portfolio	Columbus, OH	54,040	3,013	50,064	103	2,418	3,116	52,482	55,598	(7,354)	2019
60 State Street	Boston, MA	409,374	-	478,150	472	19,228	472	497,378	497,850	(49,926)	2020
Nashville Office	Nashville, TN	175,000	21,647	229,183	—	850	21,647	230,033	251,680	(19,998)	2020
Stonebridge (3 properties)	Alpharetta, GA	64,500	15,205	101,624	—	2,678	15,205	104,302	119,507	(7,827)	2021
M Campus (2 properties)	Meudon, France	140,130	40,964	184,078	(787)	(14,360)	40,177	169,718	209,895	(4,679)	2021
Barcelona Mediacomplex	Barcelona, Spain	67,236	29,780	120,082	106	2,542	29,886	122,624	152,510	(1,707)	2022

Total Office Properties		$1,049,453	$164,074	$1,316,344	$(106)	$18,394	$163,968	$1,334,738	$1,498,706	$(115,366)

Self Storage Properties:
Morningstar Self-Storage Joint Venture
Alabaster	Alabaster, AL	$14,860	$2,313	$15,843	$(1,209)	$1,239	$1,104	$17,082	$18,186	$(458)	2021
OKC Bethany	Bethany, OK	4,160	1,688	5,486	1,826	(1,304)	3,514	4,182	7,696	(158)	2021
Mountain Brook	Birmingham, AL	15,056	5,723	14,463	(3,262)	3,245	2,461	17,708	20,169	(498)	2021
Ladson	Charleston, SC	7,965	2,044	7,688	(1,642)	1,662	402	9,350	9,752	(248)	2021
Various Properties (3)	Charlotte, NC	30,811	9,140	40,818	(2,184)	2,436	6,956	43,254	50,210	(1,207)	2021
Bryan/College Station	College Station, TX	9,921	3,036	17,786	(129)	211	2,907	17,997	20,904	(513)	2021
Cornelius	Cornelius, NC	8,663	3,217	13,736	(308)	343	2,909	14,079	16,988	(411)	2021
OKC Edmond	Edmond, OK	4,217	2,550	5,282	2,758	(1,256)	5,308	4,026	9,334	(158)	2021
Flagler Village	Ft Lauderdale, FL	-	6,979	34,644	8	41	6,987	34,685	41,672	(689)	2022
Lake Wylie	Lake Wylie, SC	7,476	2,928	5,947	(1,066)	1,064	1,862	7,011	8,873	(198)	2021
OKC Midwest City	Midwest City, OK	7,236	1,968	9,874	2,128	(2,348)	4,096	7,526	11,622	(276)	2021
Mooresville	Mooresville, NC	7,825	2,602	13,388	(79)	114	2,523	13,502	16,025	(381)	2021
Campbell Station	Nashville, TN	11,388	4,563	12,615	1,057	(1,058)	5,620	11,557	17,177	(361)	2021
OKC Norman	Norman, OK	6,250	1,342	8,634	1,451	(2,053)	2,793	6,581	9,374	(237)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

Various Properties (5)	Oklahoma City, OK	19,966	4,977	27,249	5,603	(6,619)	10,580	20,630	31,210	(772)	2021
FL Mall	Orlando, FL	7,881	1,949	6,803	(103)	111	1,846	6,914	8,760	(196)	2021
Various Properties (2)	San Antonio, TX	13,694	4,380	17,399	(1,513)	1,530	2,867	18,929	21,796	(534)	2021
Rea	Waxhaw, NC	15,999	4,661	24,139	(1,888)	1,972	2,773	26,111	28,884	(703)	2021
Highway 78	Wylie, TX	7,392	3,098	10,714	(969)	975	2,129	11,689	13,818	(332)	2021

Total Self-Storage Properties		$200,760	$69,158	$292,508	$479	$305	$69,637	$292,813	$362,450	$(8,330)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Other Properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	$25,381	$13,890	$33,673	$7	$201	$13,897	$33,874	$47,771	$(3,679)	2019
Residence Inn Cleveland	Cleveland, OH	12,567	2,867	19,944	181	535	3,048	20,479	23,527	(2,223)	2019
Various Properties (2)	Fort Meyers, FL	22,740	10,180	28,519	1,086	182	11,266	28,701	39,967	(3,129)	2019
Hampton Inn Knoxville	Knoxville, TN	9,023	1,343	12,868	570	71	1,913	12,939	14,852	(1,429)	2019
Residence Inn Little Rock	Little Rock, AR	13,188	2,410	16,472	185	97	2,595	16,569	19,164	(1,694)	2019
Various Properties (2)	Tampa, FL	32,984	12,890	50,037	1,051	270	13,941	50,307	64,248	(5,283)	2019
Exchange on Erwin - Commercial (2 properties)	Durham, NC	24,908	13,492	20,157	—	52	13,492	20,209	33,701	(2,615)	2019
Barlow	Chevy Chase, MD	108,160	31,902	112,291	208	3,410	32,110	115,701	147,811	(10,473)	2020
Comfort Hotel Vesterbro	Copenhagen, Denmark	48,078	20,335	58,315	(1,847)	(4,672)	18,488	53,643	72,131	(1,967)	2021
Iberostar Las Dalias	Tenerife, Spain	52,231	26,751	37,993	(1,255)	(2,956)	25,496	35,037	60,533	(1,008)	2021
Marketplace at the Outlets	West Palm Beach, FL	79,000	41,833	83,890	9	20	41,842	83,910	125,752	(4,645)	2021

Total Other Properties		$428,260	$177,893	$474,159	$195	$(2,790)	$178,088	$471,369	$649,457	$(38,145)

Portfolio Total		$14,463,899	$3,546,917	$19,117,688	$33,686	$131,815	$3,580,603	$19,249,503	$22,830,106	$(939,307)

(1)
Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)
As of December 31, 2022, the aggregate cost basis for tax purposes was $23.1 billion.
(3)
These properties secure a $210.0 million mortgage note.

The total included on Schedule III above does not include furniture, fixtures and equipment totaling $331.6 million and right of use operating lease assets of $105.2 million. Accumulated Depreciation does not include $80.2 million of accumulated depreciation related to furniture, fixtures and equipment assets.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) – Continued

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Real Estate:
Balance at the beginning of year	$17,448,136	$4,626,212
Net additions during the year:
Building and building improvements	4,799,429	10,589,777
Land and land improvements	847,098	2,044,398
Furniture, fixtures and equipment	67,029	187,749
Balance at the end of the year	$23,161,692	$17,448,136

Accumulated Depreciation:
Balance at the beginning of the year	$(368,293)	$(130,540)
Accumulated depreciation, net	(651,228)	(237,753)
Balance at the end of the year	$(1,019,521)	$(368,293)