Form 10-Q
period 2023-03-31
Starwood Real Estate Income Trust, Inc.
filed 2023-05-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 9, 2023, the registrant had the following shares outstanding: 5,680,496 shares of Class T common stock, 216,217,917 shares of Class S common stock, 29,470,566 shares of Class D common stock and 225,225,131 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$21,994,053	$22,247,401
Investments in real estate debt	1,658,769	1,657,663
Investments in unconsolidated real estate ventures	478,543	481,632
Cash and cash equivalents	360,098	643,516
Restricted cash	279,370	313,093
Other assets	1,304,648	1,421,548
Total assets	$26,075,481	$26,764,853
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$14,400,262	$14,355,458
Secured financings on investments in real estate debt	752,052	751,771
Unsecured line of credit	180,000	—
Other liabilities	525,563	507,399
Subscriptions received in advance	20,728	40,221
Due to affiliates	410,414	537,114
Total liabilities	16,289,019	16,191,963

Commitments and contingencies	—	—
Redeemable non-controlling interests	513,434	427,099

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,714,907 and 5,721,496 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	57	57
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 220,612,011 and 224,556,910 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,206	2,246
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 29,960,792 and 30,974,173 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	300	310
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 233,004,427 and 244,455,013 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,330	2,445
Additional paid-in capital	11,041,125	11,466,270
Accumulated other comprehensive loss	(17,706)	(24,307)
Accumulated deficit and cumulative distributions	(1,807,020)	(1,355,256)
Total stockholders’ equity	9,221,292	10,091,765
Non-controlling interests in consolidated joint ventures	51,736	54,026
Total equity	9,273,028	10,145,791
Total liabilities and equity	$26,075,481	$26,764,853

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue	$431,000	$317,370
Other revenue	15,444	13,275
Total revenues	446,444	330,645
Expenses
Property operating	189,651	132,998
General and administrative	10,569	8,417
Management fees	42,181	34,155
Performance participation allocation	—	87,126
Impairment of investments in real estate	79,846	—
Depreciation and amortization	200,434	224,759
Total expenses	522,681	487,455
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(3,089)	929
Income from investments in real estate debt	31,841	2,821
Interest expense	(137,290)	(77,869)
Other (expense) income, net	(140,457)	257,294
Total other (expense) income	(248,995)	183,175
Net (loss) income	$(325,232)	$26,365
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	$1,492	$(923)
Net loss (income) attributable to non-controlling interests in Operating Partnership	13,103	(582)
Net (loss) income attributable to stockholders	$(310,637)	$24,860
Net (loss) income per share of common stock, basic and diluted	$(0.63)	$0.06
Weighted-average shares of common stock outstanding, basic and diluted	496,673,860	396,286,900

Comprehensive (loss) income:
Net (loss) income	$(325,232)	$26,365
Other comprehensive income (loss) item:
Foreign currency translation adjustments	6,601	(4,388)
Other comprehensive income (loss)	$6,601	$(4,388)
Comprehensive (loss) income	$(318,631)	$21,977

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued	1	23	—	47	184,977	—	—	185,048	—	185,048
Offering costs	—	—	—	—	7,920	—	—	7,920	—	7,920
Distribution reinvestments	—	9	1	9	55,921	—	—	55,940	—	55,940
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(72)	(11)	(171)	(670,841)	—	—	(671,096)	—	(671,096)
Net loss ($13,103 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(310,637)	(310,637)	(1,492)	(312,129)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(798)	(798)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(141,127)	(141,127)	—	(141,127)
Other comprehensive income, net	—	—	—	—	—	6,601	—	6,601	—	6,601
Allocation to redeemable non-controlling interest	—	—	—	—	(3,332)	—	—	(3,332)	—	(3,332)
Balance at March 31, 2023	$57	$2,206	$300	$2,330	$11,041,125	$(17,706)	$(1,807,020)	$9,221,292	$51,736	$9,273,028

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	8	346	54	388	2,067,025	—	—	2,067,821	—	2,067,821
Offering costs	—	—	—	—	(93,736)	—	—	(93,736)	—	(93,736)
Distribution reinvestments	—	8	1	7	44,724	—	—	44,740	—	44,740
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(11)	(1)	(7)	(46,991)	—	—	(47,010)	—	(47,010)
Net income ($582 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	24,860	24,860	923	25,783
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,686	1,686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(664)	(664)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(112,669)	(112,669)	—	(112,669)
Other comprehensive loss, net	—	—	—	—	—	(4,388)	—	(4,388)	—	(4,388)
Allocation to redeemable non-controlling interest	—	—	—	—	(12,381)	—	—	(12,381)	—	(12,381)
Balance at March 31, 2022	$54	$1,887	$275	$2,024	$9,347,732	$(4,918)	$(845,384)	$8,501,670	$41,436	$8,543,106

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(325,232)	$26,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Management fees	42,181	34,155
Performance participation allocation	—	87,126
Impairment of investments in real estate	79,846	—
Depreciation and amortization	200,434	224,759
Amortization of deferred financing costs	7,123	8,757
Straight-line rent amortization	(3,612)	(3,616)
Deferred income amortization	(3,931)	(2,823)
Unrealized loss (gain) on changes in fair value of financial instruments	150,420	(246,517)
Foreign currency loss	306	6,456
Amortization of restricted stock grants	210	206
Realized loss on disposition of investments in real estate	423	—
Loss (income) from unconsolidated real estate ventures	3,089	(929)
Other items	(1,859)	45
Change in assets and liabilities
(Increase) decrease in other assets	(827)	11,118
Decrease in due to affiliates	(1,000)	(1,286)
Increase (decrease) in other liabilities	577	(18,685)
Net cash provided by operating activities	148,148	125,131
Cash flows from investing activities
Acquisitions of real estate	(134)	(223,813)
Dispositions of real estate	2,051	—
Capital improvements to real estate	(35,624)	(19,663)
Origination and purchase of investments in real estate debt	—	(109,229)
Purchase of real estate-related debt and equity securities	—	(85,653)
Proceeds from paydown of principal and settlement of investments in real estate debt	—	7,907
Purchase of derivative instruments	(14,994)	—
Proceeds from settlement of derivative contracts	5,864	—
Net cash used in investing activities	(42,837)	(430,451)
Cash flows from financing activities
Proceeds from issuance of common stock, net	101,649	1,539,527
Offering costs paid	(14,558)	(20,053)
Subscriptions received in advance	20,728	500,014
Repurchase of common stock	(671,096)	(47,010)
Borrowings from mortgage notes, revolving credit facility, and unsecured line of credit	236,314	27,120
Repayments of mortgage notes, revolving credit facility, and unsecured line of credit	(2,263)	(386,342)
Payment of deferred financing costs	(253)	(1,382)
Contributions from non-controlling interests	—	1,686
Distributions to non-controlling interests	(798)	(664)
Distributions	(92,478)	(62,507)
Net cash (used in) provided by financing activities	(422,755)	1,550,389
Effect of exchange rate changes	303	(16,240)
Net change in cash and cash equivalents and restricted cash	(317,141)	1,228,829
Cash and cash equivalents and restricted cash, beginning of year	956,609	940,555
Cash and cash equivalents and restricted cash, end of year	$639,468	$2,169,384
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$360,098	$1,506,939
Restricted cash	279,370	662,445
Total cash and cash equivalents and restricted cash	$639,468	$2,169,384
Supplemental disclosure of cash flow information:
Cash paid for interest	$205,203	$61,902
Non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$(8,773)	$83,717
Redeemable non-controlling interest issued as settlement for performance participation allocation	$102,348	$204,225
Accrued distributions	$48,226	$40,928
Distribution reinvestment	$55,940	$44,740
Allocation to redeemable non-controlling interests	$3,332	$12,381
Accrued capital expenditures	$12,346	$6,215

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

As of March 31, 2023, the Company owned 518 consolidated real estate properties, 3,210 single-family rental homes, two investments in unconsolidated real estate ventures and 10 positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of March 31, 2023, the Company had received aggregate net proceeds of $13.0 billion from the sale of shares of its common stock through its public offerings.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Investments in Real Estate

Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further details of the GAAP treatment regarding the Company’s investments in real estate.

Impairment of Investments in Real Estate

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an additional impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. Impairment charges are recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended March 31, 2023, the Company recognized an aggregate $79.8 million impairment charge on various single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such assets where the Company’s expected holding period for these assets changed due to an increased probability of a near-term disposition. During the three months ended March 31, 2022, the Company did not recognize any impairments on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within other assets and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt include commercial mortgage-backed securities (“CMBS”). The Company generally determines the fair value of its investments by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three months ended March 31, 2023 and 2022, the Company recognized $0.9 million and $12.7 million of unrealized losses on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

The Company’s derivative financial instruments are reported at fair value. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s non-performance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data).

The fair values of the Company’s foreign currency forward contracts are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The fair value of the term loans approximates the initial par value because the loans are pre-payable at the option of the borrower at any time. We continuously monitor and assess credit quality of individual loans including the review of delinquency and loan-to-value ratios on the term loans. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of March 31, 2023.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$291,402	$1,367,367	$1,658,769	$—	$290,807	$1,366,856	$1,657,663
Equity securities	83,443	—	—	83,443	84,321	—	—	84,321
Derivatives	—	769,227	—	769,227	—	898,916	—	898,916
Total	$83,443	$1,060,629	$1,367,367	$2,511,439	$84,321	$1,189,723	$1,366,856	$2,640,900

Liabilities:
Derivatives	$—	$22,452	$—	$22,452	$—	$17,860	$—	$17,860
Total	$—	$22,452	$—	$22,452	$—	$17,860	$—	$17,860

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$1,366,856
Purchases	—
Included in net loss
Foreign currency exchange	511
Balance as of March 31, 2023	$1,367,367

The following table contains the quantitative inputs and assumptions used for items categorized in level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$1,367,367	Cost	Par	N/A	N/A

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in Real Estate Debt	$1,366,856	Cost	Par	N/A	N/A

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value.

During the three months ended March 31, 2023, the Company recognized an aggregate $79.8 million impairment charge on various single-family rental properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such assets where the Company’s expected holding period for these assets changed due to an increased probability of a near-term disposition. The fair value of such assets as of March 31, 2023 was $902.1 million. The Company estimated the fair value of the impaired properties using multiple data points, including, but not limited to, an external valuation using a discounted cash flow analysis that utilized Level 3 inputs and letters of intent from prospective buyers. The key assumptions utilized in the discounted cash flow analysis as of March 31, 2023 were the discount rate (weighted average of 6.5%) and the exit capitalization rate (weighted average of 5.2%). There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions. During the three months ended March 31, 2022, the Company did not recognize any impairments on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2023, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $298.8 million below the outstanding principal balance.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”) and (3) certain state or local income taxes. The Company and the Operating Partnerships’ tax returns for three years from the date filed are subject to examination.

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

For the three months ended March 31, 2023 and 2022, the Company recognized an income tax benefit of $0.3 million and $0.1 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $42.2 million and $40.9 million, respectively, primarily due to assumed capital gains from four European investments, primarily within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact, but does not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, will have a material impact on the Company’s condensed consolidated financial statements.
3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$19,185,232	$19,249,503
Land and land improvements	3,568,225	3,580,603
Furniture, fixtures and equipment	332,234	331,586
Right of use asset - operating lease(1)	105,230	105,230
Total	23,190,921	23,266,922
Accumulated depreciation and amortization	(1,196,868)	(1,019,521)
Investments in real estate, net	$21,994,053	$22,247,401

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended March 31, 2023, the Company sold five single-family rental homes for net proceeds of approximately $1.8 million, resulting in total losses on sales of $0.4 million. During the three months ended March 31, 2022, the Company did not sell any investments in real estate.

Investments in Real Estate - Held-for-Sale

As of March 31, 2023, one multifamily property met the criteria to be classified as held-for-sale. As of December 31, 2022, there were no real estate investments that met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities are included as components of Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	March 31, 2023	December 31, 2022
Assets:
Investments in real estate, net	$30,714	$—
Other assets	406	—
Total assets	$31,120	$—

Liabilities:
Mortgage notes, net	$25,299	$—
Other liabilities	311	—
Total liabilities	$25,610	$—

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	March 31, 2023	December 31, 2022
Extended Stay Portfolio	Other	July 2022	196	45%	$468,228	$471,696
Fort Lauderdale Hotel	Other	March 2019	1	43%	10,315	9,936
Total investments in unconsolidated real estate ventures					$478,543	$481,632

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

					Three Months Ended March 31,
Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	2023	2022
Extended Stay Portfolio	Other	July 2022	196	45%	$(3,468)	$—
Fort Lauderdale Hotel	Other	March 2019	1	43%	379	929
Total (loss) income from unconsolidated real estate ventures					$(3,089)	$929

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Intangible assets: (1)
In-place lease intangibles	$329,231	$330,631
Above-market lease intangibles	47,558	47,472
Other	43,025	43,032
Total intangible assets	419,814	421,135
Accumulated amortization:
In-place lease amortization	(121,483)	(113,674)
Above-market lease amortization	(15,644)	(14,022)
Other	(10,595)	(9,723)
Total accumulated amortization	(147,722)	(137,419)
Intangible assets, net	$272,092	$283,716
Intangible liabilities: (2)
Below-market lease intangibles	$89,507	$89,137
Total intangible liabilities	89,507	89,137
Accumulated amortization:
Below-market lease amortization	(21,388)	(18,770)
Total accumulated amortization	(21,388)	(18,770)
Intangible liabilities, net	$68,119	$70,367

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2023 (remaining)	$39,603	$5,438	$2,690	$(8,060)
2024	35,715	5,645	3,570	(9,178)
2025	28,033	4,409	3,403	(7,204)
2026	23,797	4,082	3,394	(6,868)
2027	18,904	3,296	3,394	(5,058)
Thereafter	61,696	9,044	15,979	(31,751)
	$207,748	$31,914	$32,430	$(68,119)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of March 31, 2023 and December 31, 2022 ($ in thousands):

		March 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$291,402
Term loans	2	L + 4.96%	January 2027	1,461,417	1,367,367
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,658,769

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$290,807
Term loans	2	L + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,657,663

(1)
The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month Secured Overnight Financing Rate (“SOFR”), three-month Bank Bill Swap Bid Rate (“BBSY”) and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.
(2)
Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

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

	Fair Value
	March 31, 2023	December 31, 2022
CMBS	$291,402	$290,807
Total	$291,402	$290,807

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three months ended March 31, 2023 and 2022, the Company did not dispose of any of its investments in real estate debt securities. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded net unrealized gains on its investments in real estate debt securities of $0.6 million and net unrealized losses of $10.5 million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

6. Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of March 31, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.06%	December 2030	N/A	$3,846,332	$3,843,346
Total fixed rate loans				3,846,332	3,843,346
Variable rate loans
Floating rate mortgages	L + 1.99%	May 2027	N/A	10,482,032	10,445,553
Variable rate revolving credit facility(5)	L + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,657,032	10,620,553
Total loans secured by the Company’s properties				14,503,364	14,463,899
Deferred financing costs, net				(96,712)	(102,064)
Discount on assumed debt, net				(6,390)	(6,377)
Mortgage notes and revolving credit facility, net				$14,400,262	$14,355,458

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
(4)
Excludes a $25.4 million mortgage loan on a property classified as held-for-sale as of March 31, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of March 31, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$179,121
2024	774,418
2025	1,480,900
2026	4,827,812
2027	2,079,114
Thereafter	5,161,999
Total	$14,503,364

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $87.9 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of March 31, 2023.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			March 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$445,122	$244,817
Syndicated RA	June 2027	BBSY + 2.65%	922,245	507,235
			$1,367,367	$752,052

			December 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$433,044	$238,174
Syndicated RA	June 2027	BBSY + 2.65%	933,812	513,597
			$1,366,856	$751,771

(1) Represents the fair value of the Company’s real estate-related term loan investments.

8.
Unsecured Line of Credit

During July 2021, the Company increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to approximately $1.6 billion. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of March 31, 2023, there were $180.0 million of borrowings outstanding on the Line of Credit. As of December 31, 2022, there were no outstanding borrowings on the Line of Credit.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2023	December 31, 2022
Derivative instruments	$769,227	$898,916
Intangible assets, net	272,092	283,716
Receivables	114,799	110,898
Equity securities	83,443	84,321
Held-for-sale assets	31,120	—
Prepaid expenses	12,207	20,985
Deferred financing costs, net	9,570	10,984
Interest receivable	7,213	6,670
Other	4,977	5,058
Total other assets	$1,304,648	$1,421,548

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$100,718	$95,467
Intangible liabilities, net	68,119	70,367
Real estate taxes payable	66,589	85,955
Accrued interest expense	64,514	58,872
Tenant security deposits	49,985	50,694
Distributions payable	48,226	49,306
Deferred tax liability	43,325	42,383
Held-for-sale liabilities	25,610	—
Derivative instruments	22,452	17,860
Right of use liability - operating leases	12,436	12,452
Deferred income	8,695	8,837
Other taxes payable	5,995	6,475
Other	8,899	8,731
Total other liabilities	$525,563	$507,399

10.
Derivatives

The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Although not designated as hedging instruments under GAAP, the Company’s derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	March 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67		$10,203,661	1.5%	LIBOR, SOFR	2.7
Interest Rate Caps - Property debt	4		€158,845	1.1%	EURIBOR	1.5
Interest Rate Caps - Property debt	1	Dkr	301,500	1.0%	CIBOR	3.4
Interest Rate Swaps - Property debt	2		$274,796	0.8%	LIBOR	2.1
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.3
Interest Rate Swaps - Property debt	2	kr	520,000	2.5%	NIBOR	4.9
Total interest rate derivatives	79			1.5%		2.7

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67		$10,273,472	1.5%	LIBOR, SOFR	2.9
Interest Rate Caps - Property debt	3		€157,296	1.2%	EURIBOR	1.7
Interest Rate Caps - Property debt	1	Dkr	301,500	1.0%	CIBOR	3.7
Interest Rate Swaps - Property debt	2		$269,115	0.8%	LIBOR	2.3
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.6
Interest Rate Swaps - Property debt	1	kr	576,633	2.4%	NIBOR	5.2
Total interest rate derivatives	77			1.5%		2.9

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	March 31, 2023			December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	46		€555,169	48		€588,786
Buy USD/Sell DKK Forward	11	Dkr	1,493,600	12	Dkr	1,513,100
Buy USD/Sell AUD Forward	11	AUD	667,508	8	AUD	661,100
Buy USD/Sell NOK Forward	7	kr	1,148,441	8	kr	859,279
Buy USD/Sell GBP Forward	6		£373,872	5		£368,469

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate derivatives	$714,082	$842,895	$—	$—
Foreign currency forward contracts	55,145	56,021	22,452	17,860
Total Derivatives	$769,227	$898,916	$22,452	$17,860

(1)
Included in Other assets in the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income ($ in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Net Realized/Unrealized Gain (Loss)(1)	2023	2022
Interest Rate Caps - Property debt	Unrealized (loss) gain	$(139,636)	$257,958
Interest Rate Swaps - Property debt	Unrealized (loss) gain	(6,369)	12,446
Foreign Currency Forward Contracts	Unrealized (loss) gain	(4,313)	2,284
Foreign Currency Forward Contracts	Realized gain	1,389	4,366
Interest Rate Caps - Property debt	Realized gain	733	—
Interest Rate Swaps - Property debt	Realized gain	1,925	—
Total		$(146,271)	$277,054

(1) Included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

11.
Equity and Redeemable Non-controlling Interests

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of March 31, 2023, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	76,701	2,263,805	(39,697)	4,648,338	6,949,147
Distribution reinvestment plan shares issued	34,590	981,339	96,343	994,940	2,107,212
Common stock shares repurchased	(117,880)	(7,190,043)	(1,070,027)	(17,093,864)	(25,471,814)
March 31, 2023	5,714,907	220,612,011	29,960,792	233,004,427	489,292,137

__________

(1)
Includes exchanges between share classes.

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

For the three months ended March 31, 2023, the Company repurchased 25,471,814 shares of common stock representing a total of $671.1 million. For the three months ended March 31, 2022, the Company repurchased 1,818,965 shares of common stock representing a total of $47.0 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2023:

	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0552)	(0.0552)	(0.0159)	—
Net distributions declared per share of common stock	$0.2553	$0.2553	$0.2946	$0.3105

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(8,431)	(4,672)	(13,103)
Distributions	(4,016)	(2,226)	(6,242)
Fair value allocation	2,144	1,188	3,332
Balance at March 31, 2023	$330,367	$183,067	$513,434

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2021	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
GAAP income allocation	582	—	582
Distributions	(2,810)	—	(2,810)
Fair value allocation	12,381	—	12,381
Balance at March 31, 2022	$244,880	$—	$244,880

12.
Related Party Transactions

Acquisition of Investments

On March 11, 2022, the Company acquired floating rate CMBS bonds related to Starwood Capital and a third party for $109.2 million, secured by 111 lodging properties. Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represents a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019. During the three months ended March 31, 2023 and 2022, the Company incurred management fees of $42.2 million and $34.2 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. For the three months ended March 31, 2023, the Company issued 1,093,592 unregistered Class I shares to the Advisor as payment for the management fee incurred through February 2023 and also had a payable of $13.7 million related to the management fee as of March 31, 2023, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. During January 2023, the Company issued 551,733 unregistered Class I shares to the Advisor as payment for the $14.5 million management fee accrued as of December 31, 2022. In April 2023, the Company issued 534,710 unregistered Class I shares to the Advisor as payment for the $13.7 million management fee accrued as of March 31, 2023. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2022, the Special Limited Partner earned a performance participation interest of $102.3 million, which was paid to the Special Limited Partner in the form of approximately 3.9 million Class I units of the Operating Partnership, effective January 1, 2023. During the three months ended March 31, 2023, the Company did not recognize a performance participation allocation. During the three months ended March 31, 2022, the Company recognized $87.1 million of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of March 31, 2023, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $572.7 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

Repurchase of Advisor and Certain Director Shares

During the three months ended March 31, 2023, the Company repurchased 11,090 Class I shares held by certain directors for total consideration of $0.3 million. During the three months ended March 31, 2022, the Company did not repurchase any shares held by the Advisor and certain directors.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$390,890	$413,004
Performance participation allocation	—	102,348
Accrued management fee	13,657	14,531
Advanced organization and offering costs	2,653	3,017
Accrued affiliate service provider expenses	2,324	2,659
Advanced operating expenses	890	1,555
Total	$410,414	$537,114

Accrued stockholder servicing fee

The Company accrues the full amount of the future stockholder servicing fees payable to Starwood Capital, L.L.C. (the “Dealer Manager”) for Class T shares, Class S shares, and Class D shares up to the 8.75% limit at the time such shares are sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2023 and 2022, the Company has incurred approximately $5.6 million and $2.8 million, respectively, of expenses due to Highmark Residential in connection with its investments and such amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2023 and 2022, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended March 31, 2023, the Company did not incur any expenses for services provided by Essex. During the three months ended March 31, 2022, the Company incurred $1.3 million of expenses for services provided by Essex.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail properties the Company acquires. During the three months ended March 31, 2023 and 2022, the Company incurred an insignificant amount, respectively.

The Company has engaged Starwood Capital’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the three months ended March 31, 2023 and 2022, the amounts incurred for services provided were $0.6 million and $0.3 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2023, the amounts incurred for services provided were an insignificant amount. During the three months ended March 31, 2022, the amounts incurred for services provided was $0.1 million.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three months ended March 31, 2023, the Company has incurred approximately $0.1 million. During the three months ended March 31, 2022, the Company did not incur any expenses from SCG STR Management Co, LLC.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three months ended March 31, 2023, the amount incurred for services provided by the SCG Southern Europe Team was $0.1 million. During the three months ended March 31, 2022, the amounts incurred for services provided by SCG Southern Europe Team were an insignificant amount.

Advanced operating expenses

As of March 31, 2023 and 2022, the Advisor had advanced approximately $0.1 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended March 31, 2023 and 2022, the Advisor had incurred approximately $4.3 million and $5.0 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.
Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2023 ($ in thousands):

Year	Operating Lease
2023 (remaining)	$514
2024	686
2025	712
2026	714
2027	714
Thereafter	25,782
Total undiscounted future lease payments	29,122
Difference between undiscounted cash flows and discounted cash flows	(16,686)
Total lease liability	$12,436

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of March 31, 2023, the weighted average remaining lease term of the Company’s operating leases was 37 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended March 31,
	2023	2022
Fixed lease payments	$390,495	$285,266
Variable lease payments	40,505	32,104
Rental revenue	$431,000	$317,370

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of March 31, 2023. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$225,475
2024	282,734
2025	254,209
2026	220,175
2027	187,681
Thereafter	526,133
Total	$1,696,407

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

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2023	December 31, 2022
Multifamily	$16,428,443	$16,663,050
Single-family rental	1,276,303	1,357,576
Industrial	3,159,079	3,180,764
Office	1,692,882	1,589,368
Self-storage	363,483	366,299
Investments in real estate debt	1,658,769	1,657,663
Other properties	1,227,755	1,225,052
Other (Corporate)	268,767	725,081
Total assets	$26,075,481	$26,764,853

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$307,065	$20,488	$50,242	$37,446	$6,790	$8,969	$—	$431,000
Other revenue	2,281	—	—	135	—	13,028	—	15,444
Total revenues	309,346	20,488	50,242	37,581	6,790	21,997	—	446,444
Expenses:
Property operating	137,399	12,075	12,773	14,637	2,667	10,100	—	189,651
Total segment expenses	137,399	12,075	12,773	14,637	2,667	10,100	—	189,651
Loss from unconsolidated real estate ventures	—	—	—	—	—	(3,089)	—	(3,089)
Income from investments in real estate debt	—	—	—	—	—	—	31,841	31,841
Segment net operating income	$171,947	$8,413	$37,469	$22,944	$4,123	$8,808	$31,841	$285,545
Depreciation and amortization	$(135,596)	$(11,825)	$(27,392)	$(16,253)	$(2,068)	$(7,300)	$—	$(200,434)

General and administrative								(10,569)
Management fees								(42,181)
Impairment of investments in real estate								(79,846)
Interest expense								(137,290)
Other expense, net								(140,457)
Net loss								$(325,232)
Net loss attributable to non-controlling interests in consolidated joint ventures								1,492
Net loss attributable to non-controlling interests in Operating Partnership								13,103
Net loss attributable to stockholders								$(310,637)

The following table sets forth the financial results by segment for the three months ended March 31, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$215,683	$16,466	$36,434	$33,324	$6,007	$9,456	$—	$317,370
Other revenue	1,160	—	—	105	—	12,010	—	13,275
Total revenues	216,843	16,466	36,434	33,429	6,007	21,466	—	330,645
Expenses:
Property operating	90,936	6,014	10,685	12,916	2,016	10,431	—	132,998
Total segment expenses	90,936	6,014	10,685	12,916	2,016	10,431	—	132,998
Income from unconsolidated real estate ventures	—	—	—	—	—	929	—	929
Income from investments in real estate debt	—	—	—	—	—	—	2,821	2,821
Segment net operating income	$125,907	$10,452	$25,749	$20,513	$3,991	$11,964	$2,821	$201,397
Depreciation and amortization	$(164,534)	$(11,362)	$(21,276)	$(16,351)	$(3,693)	$(7,543)	$—	$(224,759)

General and administrative								(8,417)
Management fees								(34,155)
Performance participation allocation								(87,126)
Interest expense								(77,869)
Other income, net								257,294
Net income								$26,365
Net income attributable to non-controlling interests in consolidated joint ventures								(923)
Net income attributable to non-controlling interests in Operating Partnership								(582)
Net income attributable to stockholders								$24,860

16.
Subsequent Events

Financing and Capital Activity

During the period from April 1, 2023 through May 12, 2023, the Company raised an aggregate of $0.1 billion in the Company’s third public offering and repurchased $0.4 billion of common stock through its share repurchase plan.

During the period from April 1, 2023 through May 12, 2023, the Company repurchased outside of its share repurchase plan 1,591,870 Class I shares held by the Advisor for total consideration of $41.1 million.

During the period from April 1, 2023 through May 12, 2023, the Company received $320.0 million of net borrowings on its line of credit.

Asset Dispositions

During the period from April 1, 2023 through May 12, 2023, the Company sold an aggregate of $58.0 million of investments in real estate, resulting in an aggregate net gain on sale of approximately $8.1 million, including closing costs.

Management Changes

On May 9, 2023, the Company’s board of directors appointed Sean Harris, the Company’s President since January 2021, to serve as Chief Executive Officer and as a director of the Company, effective immediately. Mr. Harris will take over as Chief Executive Officer from John P. McCarthy, Jr., who has served in such role since the Company’s inception in November of 2017. Mr. McCarthy will remain a director of the Company and the board of directors appointed him to the role of Vice Chairman of the Board on May 9, 2023, where the Company can continue to benefit from his experience and leadership. Mr. Harris will also replace Christopher D. Graham on the Company’s board of directors. Mr. Graham will no longer serve as a director of the Company or as the Company’s Chief Investment Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 17, 2023 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds for repurchases, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

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

You should carefully review Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of May 12, 2023, we had received net proceeds of $13.1 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional details.

Recent Developments

Business Outlook

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

Our portfolio remains approximately 83% allocated to rental residential and industrial. When you include floating rate loans, self-storage, extended-stay hotels (which perform like rental residential), hospitality, and net lease, our portfolio is 93% allocated to sectors that are performing well in the current environment. We also have limited exposure to office and retail properties, which are asset classes that have underperformed in the current environment. Our portfolio is 75% allocated to the southeast and southwest United States with almost one-third of our portfolio allocated to Florida and Texas, which we expect will continue to see strong population and employment growth.

Our rental residential portfolio continues to maintain approximately 95% occupancy. Over the last quarter, rent increases over expiring market rate apartment leases remain at 6%. Industrial fundamentals also remain strong with occupancy holding greater than 98%. Over the past quarter, rent growth on new leases over expiring leases has increased to 53%.

The minimal exposure our portfolio has to office is in strong performing markets and in Trophy/Class A quality properties. There remains good demand for high quality office in superior locations. Over the last 15 months, we signed 506,000 square feet of office leases at rents that are 3.4% above our pre-COVID acquisition underwriting. In fact, two of our office assets in Boston and Atlanta have increased their occupancy percentage from 90% at year-end 2021 to more than 97% at March 31, 2023. Overall, our office portfolio has 91% occupancy and over 6-years of lease term remaining.

In addition, our debt structuring to protect against rising interest rates has created value and enabled steady monthly distributions of cash flows. At present, 98% of our debt is effectively fixed at approximately 3.3% and has more than five years of duration remaining. In addition, we have minimal debt maturities over the next three years with 1% maturing in 2023, 1% maturing in 2024, and 9% maturing in 2025. We believe this will help us navigate through the current market turbulence.

Our business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, inflationary concerns, actual or perceived instability in the U.S. banking system, market volatility and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from these concerns could further destabilize the financial markets and geographies in which we operate.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2023 Highlights

Operating Results:

•
Raised $0.2 billion of gross proceeds in our public offering during the three months ended March 31, 2023.
•
Declared monthly net distributions totaling $147.5 million for the three months ended March 31, 2023. As of March 31, 2023, the annualized net distribution rate was 3.9% for Class T shares, 3.9% for Class S shares, 4.5% for Class D shares and 4.8% for Class I shares.
•
Annualized total return from inception through March 31, 2023, excluding upfront selling commissions and dealer manager fees, was 10.8% for Class T shares, 10.7% for Class S shares, 11.0% for Class D shares and 11.5% for Class I shares. Annualized total return from inception through March 31, 2023, assuming full upfront selling commissions and dealer manager fees was 9.9% for Class T shares, 9.9% for Class S shares and 10.6% for Class D shares.

Financings:

•
During the three months ended March 31, 2023 we:
•
Closed an aggregate of $49.7 million in property-level financing.
•
Received $180.0 million from borrowings on our unsecured line of credit.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of March 31, 2023:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of March 31, 2023:

(1)
Investments in real estate includes our direct property investments and our unconsolidated investments. Investments in real estate securities includes our equity in public real estate-related companies, and our CMBS investments. Investments in real estate loans includes our term loans. Geography weighting is measured as the asset value of real estate properties, unconsolidated real estate ventures, and investments in real estate loans for each geographical category against the total value of all (i) real estate properties, (ii) unconsolidated real estate ventures, and (iii) investments in real estate loans.
(2)
Includes our direct property investments, our unconsolidated investments and our term loans.
(3)
Geography weighting includes our term loans and excludes our equity in public real estate-related companies and real estate-related debt securities.

Investments in Real Estate

The following table provides a summary of our portfolio as of March 31, 2023 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue	Percentage of Segment Revenue
Multifamily	294	70,013 units	95%	$17,392,000	$309,346	69%
Single-family rental	N/A (3)	3,210 units	92%	1,257,000	20,488	5%
Industrial	164	23.68 sq. ft.	98%	3,521,462	50,242	11%
Office	20	3.90 sq. ft.	92%	1,695,154	37,581	8%
Self-storage	26	1.90 sq. ft.	84%	393,700	6,790	2%
Other (4)	14	N/A (5)	N/A	748,627	21,997	5%
Total	518			$25,007,943	$446,444	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended March 31, 2023.
(2)
Based on fair value as of March 31, 2023.
(3)
Includes a 100% interest in a subsidiary with 2,297 single-family rental units and a 95% interest in a consolidated joint venture with 913 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,057 keys at our consolidated hospitality properties.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2023:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	96%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Savannah Property	1	Savannah, GA	January 2019	100%	203	95%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	95%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	94%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	97%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	93%
The Griffin	1	Scottsdale, AZ	December 2019	100%	277	97%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Highlands Portfolio	3	Columbus, OH	June 2020	96%	599	92%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	90%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	97%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	97%
Acadia	1	Ashburn, VA	December 2020	100%	630	95%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	95%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	97%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	98%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	92%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	98%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	94%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	95%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	97%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	94%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	95%
Total Multifamily	294				70,013
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	913	93%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,297	91%
Total Single-Family Rental	N/A (3)(4)				3,210
Industrial:
Midwest Industrial Portfolio	33	IL, IN, OH, WI	November 2019	95%	4.07	97%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	97%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	100%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	95%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	97%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	94%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	164				23.68
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	77%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	97%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	98%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	84%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	80%
Fort Lauderdale Hotel (6)	1	Fort Lauderdale, FL	March 2019	43%	236	73%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	84%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (6)	196	Various	July 2022	45%	24,935	84%
Total Other	211				N/A (5)

Total Investment Properties	715

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended March 31, 2023.
(3)
Includes a 95% interest in 913 consolidated single-family rental units.
(4)
Includes a 100% interest in 2,297 single-family rental units.
(5)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 26,228 keys at our hospitality and extended stay properties.
(6)
Investment in unconsolidated real estate venture.

Impairment of Investments in Real Estate

Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an additional impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

As of March 31, 2023, we recognized an aggregate $79.8 million impairment charge on various single-family rental properties. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such assets where the expected holding period for these assets changed due to an increased probability of a near-term disposition.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of March 31, 2023 ($ in thousands):

		March 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$291,402
Term loans	2	L + 4.96%	January 2027	1,461,417	1,367,367
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,658,769

(1)
The term “L” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month SOFR, three-month BBSY and SONIA, as applicable to each security and loan.
(2)
Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

During February 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The loan is in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of March 31, 2023:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of March 31, 2023 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2023	$10,431	3%	$2,047	1%	$1,434	0%	$13,912	4%
2024	22,633	7%	5,553	2%	2,999	1%	31,185	10%
2025	24,541	7%	7,778	2%	2,651	1%	34,970	10%
2026	22,216	7%	14,667	4%	3,085	1%	39,968	12%
2027	26,681	8%	13,775	4%	3,050	1%	43,506	13%
2028	13,182	4%	11,406	3%	9,952	3%	34,540	10%
2029	5,874	2%	5,384	2%	1,694	1%	12,952	5%
2030	11,578	3%	18,542	6%	2,311	1%	32,431	10%
2031	4,684	1%	19,185	6%	1,660	1%	25,529	8%
2032	3,380	1%	7,079	2%	910	0%	11,369	3%
Thereafter	7,984	2%	33,635	10%	8,863	3%	50,482	15%
Total	$153,184	45%	$139,051	42%	$38,609	13%	$330,844	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$431,000	$317,370	$113,630
Other revenue	15,444	13,275	2,169
Total revenues	446,444	330,645	115,799
Expenses
Property operating	189,651	132,998	56,653
General and administrative	10,569	8,417	2,152
Management fees	42,181	34,155	8,026
Performance participation allocation	—	87,126	(87,126)
Impairment of investments in real estate	79,846	—	79,846
Depreciation and amortization	200,434	224,759	(24,325)
Total expenses	522,681	487,455	35,226
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(3,089)	929	(4,018)
Income from investments in real estate debt	31,841	2,821	29,020
Interest expense	(137,290)	(77,869)	(59,421)
Other (expense) income, net	(140,457)	257,294	(397,751)
Total other (expense) income	(248,995)	183,175	(432,170)
Net (loss) income	(325,232)	26,365	(351,597)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	1,492	(923)	2,415
Net loss (income) attributable to non-controlling interests in Operating Partnership	13,103	(582)	13,685
Net (loss) income attributable to stockholders	$(310,637)	$24,860	$(335,497)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2023 and 2022, rental revenue was $431.0 million and $317.4 million, respectively. The increase in rental revenue was driven by the growth in our portfolio, which increased from 391 consolidated properties as of March 31, 2022 to 518 consolidated real estate properties as of March 31, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended March 31, 2023 and 2022, other revenue was $15.4 million and $13.3 million, respectively. The increase in the other revenue was driven by an increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2023 and 2022, property operating expenses were $189.7 million and $133.0 million, respectively. The increase was driven by the growth in our portfolio, which increased from 391 consolidated properties as of March 31, 2022, to 518 consolidated real estate properties as of March 31, 2023, respectively.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2023, general and administrative expenses increased $2.2 million compared to the three months ended March 31, 2022 and was driven by the growth in our portfolio.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2023 and 2022, management fees were $42.2 million and $34.2 million, respectively. The increase was primarily due to the growth in our NAV, which increased by $1.3 billion from March 31, 2022 to March 31, 2023.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended March 31, 2023, there was no performance participation allocation. During the three months ended March 31, 2022, the performance participation allocation was $87.1 million.

During the three months ended March 31, 2023, the Company recognized an aggregate $79.8 million impairment charge on various single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The impairment charge was a result of updates to the undiscounted cash flow assumptions for such assets where the Company’s expected holding period for these assets changed due to an increased probability of a near-term disposition. During the three months ended March 31, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2023 and 2022, depreciation and amortization expenses were $200.4 million and $224.8 million, respectively. The decrease was driven by a reduction in amortization of in-place lease intangible assets during the three months ended March 31, 2023.

Other (Expense) Income, net

During the three months ended March 31, 2023 and 2022, income from investments in real estate debt was $31.8 million and $2.8 million, respectively, which consisted of interest income, unrealized gains/(losses), and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was driven by the growth in our portfolio, which increased from one term loan as of March 31, 2022 to two term loans as of March 31, 2023.

During the three months ended March 31, 2023 and 2022, interest expense was $137.3 million and $77.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments.

During the three months ended March 31, 2023 and 2022, other (expense) income, net was ($140.5) million and $257.3 million, respectively. These results were primarily driven by unrealized losses of $146.0 million during the three months ended March 31, 2023, compared to unrealized gains of $271.4 million during the three months ended March 31, 2022, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net (loss) attributable to stockholders ($ in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to stockholders	$(310,637)	$24,860
Adjustments to arrive at FFO:
Real estate depreciation and amortization	200,434	224,759
Impairment of investments in real estate	79,846	—
Investment in unconsolidated real estate ventures – depreciation and amortization	12,895	200
Realized loss on dispositions of real estate	423	—
Amount attributable to non-controlling interests for above adjustments	(1,238)	(1,497)
FFO attributable to stockholders	(18,277)	248,322
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(3,612)	(3,616)
Deferred income amortization	(2,892)	(2,359)
Amortization of above- and below-market lease intangibles, net	(1,039)	(464)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	150,420	(246,517)
Foreign currency loss	306	6,456
Non-cash performance participation allocation	—	87,126
Amortization of deferred financing costs	7,123	8,757
Amortization of restricted stock awards	210	206
Amount attributable to non-controlling interests for above adjustments	(1,067)	1,792
AFFO attributable to stockholders	$131,172	$99,703

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor, our independent valuation advisor and third-party appraisal firms in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities and likely differs from the book value of our equity reflected in our financial statements. The purchase and repurchase price per share for each class of our common stock is the then-current transaction price, which generally equals our prior month’s NAV per share, as determined monthly, plus, for purchases only, applicable selling commissions and dealer manager fees.

For more information on our NAV calculation and valuation guidelines, please refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please also refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our NAV and our business.

The following table provides a breakdown of the major components of our NAV as of March 31, 2023 ($ and shares/units in thousands):

Components of NAV	March 31, 2023
Investments in real estate	$25,505,001
Investments in real estate debt	1,658,769
Cash and cash equivalents	357,689
Restricted cash	279,581
Other assets	964,869
Debt obligations	(14,229,885)
Secured financings on investments in real estate debt	(752,052)
Subscriptions received in advance	(20,728)
Other liabilities	(602,838)
Performance participation accrual	—
Management fee payable	(13,657)
Accrued stockholder servicing fees(1)	(4,463)
Non-controlling interests in consolidated joint ventures	(97,979)
Net asset value	$13,044,307
Number of outstanding shares/units	509,395

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2023, we have accrued under GAAP $390.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$5,675,192	$147,032	$757,514	$5,951,135	$513,434	$13,044,307
Number of outstanding shares/units	220,612	5,715	29,961	233,005	20,102	509,395
NAV Per Share/Unit as of March 31, 2023	$25.72	$25.73	$25.28	$25.54	$25.54

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2023 valuations, based on property types. Once we own more than one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.4%	5.2%
Single-Family Rental	6.5%	5.3%
Industrial	6.6%	5.4%
Office	7.6%	6.1%
Other	8.2%	6.9%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.2%	+3.1%	+3.2%	+2.7%	+2.3%
(weighted average)	0.25% increase	(2.9)%	(2.9)%	(2.9)%	(2.6)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2023
Stockholders’ equity under GAAP	$9,221,292
Redeemable non-controlling interests	513,434
Total partners’ capital of Operating Partnership	9,734,726
Adjustments:
Accrued stockholder servicing fee	386,427
Advanced organization and offering costs and Advanced operating expenses	2,600
Unrealized net real estate and real estate debt appreciation	1,318,701
Accumulated depreciation and amortization	1,601,853
NAV	$13,044,307

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.3105 per share for the three months ended March 31, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2023:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2023	$0.0844	$0.0844	$0.0980	$0.1035
February 28, 2023	0.0864	0.0864	0.0986	0.1035
March 31, 2023	0.0845	0.0845	0.0980	0.1035
Total	$0.2553	$0.2553	$0.2946	$0.3105

The following table summarizes our distributions declared during the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Amount	%	Amount	%
Distributions
Payable in cash	$97,241	66%	$70,848	61%
Reinvested in shares	50,239	34%	44,596	39%
Total distributions	$147,480	100%	$115,444	100%

Sources of Distributions
Cash flows from operating activities	$147,480	100%	$115,444	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$147,480	100%	$115,444	100%

Cash flows from operating activities	$148,148		$125,131
Funds from operations	$(18,277)		$248,322

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with approximately $2.1 billion of liquidity as of March 31, 2023, comprised of $1.4 billion of an undrawn unsecured Line of Credit, $0.4 billion of cash on hand, and approximately $0.3 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three months ended March 31, 2023, we raised $0.2 billion of gross proceeds in our public offering. In addition, for the three months ended March 31, 2023 we have repurchased $0.7 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt securities and real estate-related equity securities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2023, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of March 31, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.06%	December 2030	N/A	$3,846,332	$3,843,346
Total fixed rate loans				3,846,332	3,843,346
Variable rate loans
Floating rate mortgages	L + 1.99%	May 2027	N/A	10,482,032	10,445,553
Variable rate revolving credit facility(5)	L + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,657,032	10,620,553
Total loans secured by the Company’s properties				14,503,364	14,463,899

Secured financings on investments in real estate debt	L + 2.62%	March 2027	$752,052	752,052	751,771
Unsecured Line of Credit(6)	L + 2.50%	May 2024	$1,550,000	180,000	—
Total Indebtedness				$15,435,416	$15,215,670

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
(4)
Excludes a $25.4 million mortgage loan on a property classified as held-for-sale as of March 31, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the Line of Credit facility is guaranteed by us.

During the period from April 1, 2023 through May 12, 2023, we raised an aggregate of $0.1 billion in our third public offering and repurchased $0.4 billion of common stock under our share repurchase plan. In April 2023, we received repurchase requests equal to 4.2% of our aggregate monthly NAV and honored all repurchase requests for April 2023 on a pro-rata basis up to the 2% monthly limitation. As such, 47.7% of each stockholder’s share repurchase requests were satisfied in April 2023.

During the period from April 1, 2023 through May 12, 2023, we received $320.0 million of net borrowings on our line of credit.

During the period from April 1, 2023 through May 12, 2023, we sold an aggregate of $58.0 million of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $25.8 million.

During the period from April 1, 2023 through May 12, 2023, we repurchased outside of our share repurchase plan 1,591,870 Class I shares held by the Advisor for total consideration of $41.1 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows provided by operating activities	$148,148	$125,131
Cash flows used in investing activities	(42,837)	(430,451)
Cash flows (used in) provided by financing activities	(422,755)	1,550,389
Effect of exchange rate changes	303	(16,240)
Net change in cash and cash equivalents and restricted cash	$(317,141)	$1,228,829

Cash flows provided by operating activities increased by approximately $23.0 million during the three months ended March 31, 2023 compared to the corresponding period in 2022. This increase is attributable to the increase in the number of investments in real estate and income generated from our investments in real estate debt.

Cash flows used in investing activities decreased by approximately $387.6 million during the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily due to a reduction in investment activity during the three months ended March 31, 2023 primarily due to a decrease in acquisitions of real estate of $223.8 million and a decrease of $109.2 million in the origination/purchase of real estate debt.

Cash flows from financing activities decreased by approximately $2.0 billion during the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily due to a $1.4 billion decrease in net proceeds from the issuance of our common stock, a $0.6 billion increase in repurchases of common stock, a $0.5 billion decrease in subscriptions received in advance, offset by a $0.6 billion increase in debt borrowings, net of repayments.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, rising oil prices and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants, have resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2023, the outstanding principal balance of our variable rate indebtedness was $11.6 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.5 billion as of March 31, 2023 to hedge the risk of increasing interest rates. For the three months ended March 31, 2023, a 10 basis point increase in the one-month U.S. dollar denominated LIBOR or other benchmark rates would have resulted in an increase in interest expense of $0.4 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of March 31, 2023, we held $1.7 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2023, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.4 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2023, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $165.9 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. On April 3, 2023, the FCA announced that it will compel the ICE Benchmark Administration to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has formally recommended SOFR as its preferred alternative rate for LIBOR). As indicated in the “Interest Rate Risk” section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings. Our foreign denominated loan agreements and borrowing arrangements generally specify the SONIA or BBSY instead of U.S. dollar denominated LIBOR.

As of March 31, 2023, daily compounded SONIA or the BBSY is utilized as the floating benchmark rate on our secured financings on investments in real estate debt, while SOFR is utilized as the floating benchmark rate on a majority of our floating rate mortgage notes, our revolving credit facility, and our unsecured line of credit.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended March 31, 2023, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 1,093,592 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2023 and February 2023. Additionally, we issued 534,710 unregistered Class I shares to the Advisor in April 2023 in satisfaction of the March 2023 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares Pending
	Total Number	Average	as Part of Publicly	Repurchases Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)	per Share	or Programs	Plans or Programs (2)
January 2023(2)	4,426,811	$27.06	4,426,811	—
February 2023(2)	10,458,601	26.34	10,458,601	—
March 2023(2)	10,586,402	26.06	10,586,402	—
Total	25,471,814	$26.35	25,471,814	—

(1)
Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $689.0 million of Class T, Class S, Class D and Class I shares based on our December 31, 2022 NAV in the first quarter of 2023 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
In January 2023, we received repurchase requests equal to 5.2% of our aggregate monthly NAV. In accordance with the terms of our share repurchase plan, we honored all repurchase requests for January 2023 on a pro rata basis up to the 2% monthly limitation. As such, 38.6% of each stockholder’s repurchase request was satisfied in January 2023. In February 2023, we received repurchase requests equal to 4.0% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for February 2023 on a pro rata basis up to the 2% monthly limitation. As such, 49.6% of each stockholder’s repurchase request was satisfied in February 2023. In March 2023, we received repurchase requests equal to 3.3% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for March 2023 on a pro rata basis up to the 5% quarterly limitation of which 1.0% of December 31, 2022 NAV was honored. As such, 30.4% of each stockholder’s share repurchase requests were satisfied in March 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

10.1	Independent Director Compensation Policy (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 17, 2023 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 12, 2023	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer and President (Principal Executive Officer)

May 12, 2023	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)