Form 10-Q
period 2023-06-30
Starwood Real Estate Income Trust, Inc.
filed 2023-08-14
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 11, 2023, the registrant had the following shares outstanding: 5,610,889 shares of Class T common stock, 206,358,348 shares of Class S common stock, 29,122,312 shares of Class D common stock and 216,665,239 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$20,162,414	$22,247,401
Investments in real estate debt	1,621,438	1,657,663
Investments in unconsolidated real estate ventures	480,240	481,632
Cash and cash equivalents	336,776	643,516
Restricted cash	298,186	313,093
Other assets	2,478,077	1,421,548
Total assets	$25,377,131	$26,764,853
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$13,253,317	$14,355,458
Secured financings on investments in real estate debt	755,857	751,771
Unsecured line of credit	492,000	—
Other liabilities	1,368,592	507,399
Subscriptions received in advance	16,338	40,221
Due to affiliates	380,620	537,114
Total liabilities	16,266,724	16,191,963

Commitments and contingencies	—	—
Redeemable non-controlling interests	499,977	427,099

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,640,007 and 5,721,496 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	56	57
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 212,244,742 and 224,556,910 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,122	2,246
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 29,291,354 and 30,974,173 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	293	310
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 222,011,809 and 244,455,013 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,220	2,445
Additional paid-in capital	10,547,347	11,466,270
Accumulated other comprehensive loss	(17,358)	(24,307)
Accumulated deficit and cumulative distributions	(1,974,908)	(1,355,256)
Total stockholders’ equity	8,559,772	10,091,765
Non-controlling interests in consolidated joint ventures	50,658	54,026
Total equity	8,610,430	10,145,791
Total liabilities and equity	$25,377,131	$26,764,853

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$436,272	$362,735	$867,272	$680,105
Other revenue	15,372	16,473	30,816	29,748
Total revenues	451,644	379,208	898,088	709,853
Expenses
Property operating	192,621	152,420	382,272	285,418
General and administrative	11,867	13,008	22,436	21,425
Management fees	39,442	42,229	81,623	76,384
Performance participation allocation	—	52,344	—	139,470
Impairment of investments in real estate	105,291	—	185,137	—
Depreciation and amortization	208,929	205,583	409,363	430,342
Total expenses	558,150	465,584	1,080,831	953,039
Other income (expense)
Income (loss) from unconsolidated real estate ventures	2,544	(209)	(545)	720
Income from investments in real estate debt	41,682	33,523	73,523	36,344
Net gain on dispositions of real estate	121,681	—	121,258	—
Interest expense	(155,335)	(108,253)	(292,625)	(186,122)
Other income (expense), net	63,683	56,956	(76,351)	314,250
Total other income (expense)	74,255	(17,983)	(174,740)	165,192
Net loss	$(32,251)	$(104,359)	$(357,483)	$(77,994)
Net income attributable to non-controlling interests in consolidated joint ventures	$(1,572)	$(432)	$(80)	$(1,355)
Net loss attributable to non-controlling interests in Operating Partnership	1,664	3,428	14,767	2,846
Net loss attributable to stockholders	$(32,159)	$(101,363)	$(342,796)	$(76,503)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.22)	$(0.70)	$(0.18)
Weighted-average shares of common stock outstanding, basic and diluted	476,977,640	468,799,045	486,771,340	432,743,282

Comprehensive loss:
Net loss	$(32,251)	$(104,359)	$(357,483)	$(77,994)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	348	(28,850)	6,949	(33,238)
Other comprehensive income (loss)	$348	$(28,850)	$6,949	$(33,238)
Comprehensive loss	$(31,903)	$(133,209)	$(350,534)	$(111,232)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$57	$2,206	$300	$2,330	$11,041,125	$(17,706)	$(1,807,020)	$9,221,292	$51,736	$9,273,028
Common stock issued	—	13	(1)	38	127,645	—	—	127,695	—	127,695
Offering costs, net	—	—	—	—	14,888	—	—	14,888	—	14,888
Distribution reinvestments	—	9	1	10	51,997	—	—	52,017	—	52,017
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(106)	(7)	(158)	(694,069)	—	—	(694,341)	—	(694,341)
Net loss ($1,664 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(32,159)	(32,159)	1,572	(30,587)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,650)	(2,650)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(135,729)	(135,729)	—	(135,729)
Other comprehensive income, net	—	—	—	—	—	348	—	348	—	348
Allocation to redeemable non-controlling interest	—	—	—	—	5,551	—	—	5,551	—	5,551
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$54	$1,887	$275	$2,024	$9,347,732	$(4,918)	$(845,384)	$8,501,670	$41,436	$8,543,106
Common stock issued	1	271	24	356	1,774,137	—	—	1,774,789	—	1,774,789
Offering costs, net	—	—	—	—	(71,148)	—	—	(71,148)	—	(71,148)
Distribution reinvestments	1	9	2	9	55,008	—	—	55,029	—	55,029
Amortization of restricted stock grants	—	—	—	—	207	—	—	207	—	207
Common stock repurchased	—	(9)	—	(33)	(118,229)	—	—	(118,271)	—	(118,271)
Net loss ($3,428 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(101,363)	(101,363)	432	(100,931)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,828	11,828
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(643)	(643)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(132,700)	(132,700)	—	(132,700)
Other comprehensive loss, net	—	—	—	—	—	(28,850)	—	(28,850)	—	(28,850)
Allocation to redeemable non-controlling interest	—	—	—	—	(18,119)	—	—	(18,119)	—	(18,119)
Balance at June 30, 2022	$56	$2,158	$301	$2,356	$10,969,588	$(33,768)	$(1,079,447)	$9,861,244	$53,053	$9,914,297

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued	1	36	(2)	84	312,624	—	—	312,743	—	312,743
Offering costs, net	—	—	—	—	22,808	—	—	22,808	—	22,808
Distribution reinvestments	—	18	2	19	107,918	—	—	107,957	—	107,957
Amortization of restricted stock grants	—	—	—	—	420	—	—	420	—	420
Common stock repurchased	(2)	(178)	(17)	(328)	(1,364,912)	—	—	(1,365,437)	—	(1,365,437)
Net loss ($14,767 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(342,796)	(342,796)	80	(342,716)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,448)	(3,448)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(276,856)	(276,856)	—	(276,856)
Other comprehensive income, net	—	—	—	—	—	6,949	—	6,949	—	6,949
Allocation to redeemable non-controlling interest	—	—	—	—	2,219	—	—	2,219	—	2,219
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued	9	617	78	744	3,841,162	—	—	3,842,610	—	3,842,610
Offering costs, net	—	—	—	—	(164,884)	—	—	(164,884)	—	(164,884)
Distribution reinvestments	1	17	3	16	99,732	—	—	99,769	—	99,769
Amortization of restricted stock grants	—	—	—	—	413	—	—	413	—	413
Common stock repurchased	—	(20)	(1)	(40)	(165,220)	—	—	(165,281)	—	(165,281)
Net loss ($2,846 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(76,503)	(76,503)	1,355	(75,148)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,514	13,514
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,307)	(1,307)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(245,369)	(245,369)	—	(245,369)
Other comprehensive loss, net	—	—	—	—	—	(33,238)	—	(33,238)	—	(33,238)
Allocation to redeemable non-controlling interest	—	—	—	—	(30,500)	—	—	(30,500)	—	(30,500)
Balance at June 30, 2022	$56	$2,158	$301	$2,356	$10,969,588	$(33,768)	$(1,079,447)	$9,861,244	$53,053	$9,914,297

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(357,483)	$(77,994)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	81,623	76,384
Performance participation allocation	—	139,470
Impairment of investments in real estate	185,137	—
Depreciation and amortization	409,363	430,342
Amortization of deferred financing costs	15,307	17,354
Straight-line rent amortization	(7,134)	(6,621)
Deferred income amortization	(8,578)	(6,038)
Unrealized loss (gain) on changes in fair value of financial instruments	77,272	(343,136)
Foreign currency (gain) loss	(6,923)	38,925
Amortization of restricted stock grants	420	413
Net gain on disposition of investments in real estate	(121,258)	—
Realized loss on sale of investments in real estate debt	2,491	—
Loss (income) from unconsolidated real estate ventures	545	(720)
Distributions of earnings from unconsolidated real estate ventures	847	—
Other items	(13,027)	217
Change in assets and liabilities
(Increase) decrease in other assets	(10,610)	1,468
Decrease in due to affiliates	(840)	(1,567)
Increase (decrease) in other liabilities	13,806	(4,316)
Net cash provided by operating activities	260,958	264,181
Cash flows from investing activities
Acquisitions of real estate	—	(4,514,989)
Proceeds from dispositions of real estate	661,539	—
Capital improvements to real estate	(80,574)	(48,937)
Distributions from unconsolidated real estate ventures	—	309
Origination and purchase of investments in real estate debt	—	(1,066,238)
Purchase of real estate-related debt and equity securities	—	(85,653)
Proceeds from paydown of principal and settlement of investments in real estate debt	46,095	72,103
Purchase of derivative instruments	(14,994)	—
Proceeds from settlement of derivative contracts	10,761	—
Net cash provided by (used in) investing activities	622,827	(5,643,405)
Cash flows from financing activities
Proceeds from issuance of common stock, net	189,497	3,274,354
Offering costs paid	(28,740)	(40,060)
Subscriptions received in advance	16,338	292,327
Repurchase of common stock	(1,365,929)	(165,281)
Borrowings from mortgage notes, revolving credit facility, and unsecured line of credit	1,024,314	2,539,010
Repayments of mortgage notes, revolving credit facility, and unsecured line of credit	(846,781)	(627,086)
Borrowings under secured financings on investments in real estate debt	—	526,283
Repayments under secured financings on investments in real estate debt	—	(128,380)
Payment of deferred financing costs	(253)	(36,605)
Contributions from non-controlling interests	—	13,514
Distributions to non-controlling interests	(3,448)	(1,307)
Distributions	(184,078)	(138,214)
Net cash (used in) provided by financing activities	(1,199,080)	5,508,555
Effect of exchange rate changes	(6,352)	(7,296)
Net change in cash and cash equivalents and restricted cash	(321,647)	122,035
Cash and cash equivalents and restricted cash, beginning of year	956,609	940,555
Cash and cash equivalents and restricted cash, end of year	$634,962	$1,062,590
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$336,776	$545,931
Restricted cash	298,186	516,659
Total cash and cash equivalents and restricted cash	$634,962	$1,062,590
Supplemental disclosure of cash flow information:
Cash paid for interest	$438,294	$154,600
Non-cash investing and financing activities:
Accrued stockholder servicing fee due to affiliate	$(24,584)	$148,340
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$267,030
Issuance of Operating Partnership units as consideration for acquisitions of real estate	$—	$190,459
Issuance of Class I shares for payment of management fee	$83,377	$71,369
Redeemable non-controlling interest issued as settlement for performance participation allocation	$102,348	$204,225
Accrued distributions	$46,580	$47,652
Distribution reinvestment	$107,957	$99,769
Allocation to redeemable non-controlling interests	$(2,219)	$30,500
Accrued capital expenditures	$7,235	$7,494

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

As of June 30, 2023, the Company owned 511 consolidated real estate properties, 2,942 single-family rental homes, two investments in unconsolidated real estate ventures and eight positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Investments in Real Estate Debt and Other. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of June 30, 2023, the Company had received aggregate net proceeds of $13.6 billion from the sale of shares of its common stock through its public offerings.

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

Impairment of Investments in Real Estate

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an additional impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. Impairment charges are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three and six months ended June 30, 2023, the Company recognized an aggregate of $105.3 million and $185.1 million of impairment charges, respectively, on single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties were primarily based on binding, executed sales contracts. During the three and six months ended June 30, 2022, the Company did not recognize any impairments on investments in real estate.

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

During the three months ended June 30, 2023 and 2022, the Company recorded net unrealized gains (losses) on its investments in real estate debt securities of $4.6 million and ($14.9) million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded net unrealized gains (losses) on its investments in real estate debt securities of $5.2 million and ($25.4) million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended June 30, 2023 and 2022, the Company recognized $4.0 million of unrealized gains and $29.6 million of unrealized losses on its investments in equity securities, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $3.1 million of unrealized gains and $42.3 million of unrealized losses on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on our loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of June 30, 2023.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$247,428	$1,374,010	$1,621,438	$—	$290,807	$1,366,856	$1,657,663
Equity securities	87,463	—	—	87,463	84,321	—	—	84,321
Derivatives(1)	—	842,169	—	842,169	—	898,916	—	898,916
Total	$87,463	$1,089,597	$1,374,010	$2,551,070	$84,321	$1,189,723	$1,366,856	$2,640,900

Liabilities:
Derivatives	$—	$28,768	$—	$28,768	$—	$17,860	$—	$17,860
Total	$—	$28,768	$—	$28,768	$—	$17,860	$—	$17,860

__________

(1)
Includes a total of $8.4 million of derivative assets used to hedge mortgage loans on properties classified as held-for-sale as of June 30, 2023. As of December 31, 2022, there were no properties, related mortgage loans or related hedging derivatives, that met the criteria to be classified as held-for-sale.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$1,366,856
Purchases	—
Included in net loss
Unrealized loss	(276)
Foreign currency exchange	7,430
Balance as of June 30, 2023	$1,374,010

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,374,010	Discounted Cash Flow	Discount Rate	9.6%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,366,856	Cost	Par	N/A	N/A

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

During the three and six months ended June 30, 2023, the Company recognized an aggregate $105.3 million and $185.1 million of impairment charges on single-family rental properties. The estimated fair value of such assets as of June 30, 2023 was $694.3 million. The estimated fair values of the impaired properties were primarily based on binding, executed sales contracts, which are considered a

Level 2 input. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions. During the three and six months ended June 30, 2022, the Company did not recognize any impairments on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2023, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $297.8 million below the outstanding principal balance.

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

For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $2.1 million and $1.8 million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2022, the Company recognized an income tax benefit of $0.1 million and $0.0 million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $42.7 million and $40.9 million, respectively, primarily due to assumed capital gains from four European investments, primarily within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain London Interbank Offered Rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact, but does not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, will have a material impact on the Company’s condensed consolidated financial statements.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$17,797,700	$19,249,503
Land and land improvements	3,194,943	3,580,603
Furniture, fixtures and equipment	316,163	331,586
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,414,036	23,266,922
Accumulated depreciation and amortization	(1,251,622)	(1,019,521)
Investments in real estate, net	$20,162,414	$22,247,401

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended June 30, 2023, the Company recorded $121.7 million of net gains from the disposition of six multifamily properties, one industrial property, and 268 single-family rental units. During the six months ended June 30, 2023, the Company recorded $121.3 million of net gains from the disposition of six multifamily properties, one industrial property, and 273 single-family rental units.

During the three months ended June 30, 2023, the Company sold an aggregate of $494.6 million of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $246.1 million. During the six months ended June 30, 2023, the Company sold an aggregate of $496.7 million of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $246.6 million.

For the three and six months ended June 30, 2022, there were no dispositions of investments in real estate.

Investments in Real Estate - Held-for-Sale

As of June 30, 2023, three multifamily properties, 32 industrial properties, and 1,912 single-family rental properties met the criteria to be classified as held-for-sale. As of December 31, 2022, there were no real estate investments that met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	June 30, 2023	December 31, 2022
Assets:
Investments in real estate, net	$1,111,355	$—
Other assets	33,850	—
Total assets	$1,145,205	$—

Liabilities:
Mortgage notes, net	$812,753	$—
Other liabilities	24,028	—
Total liabilities	$836,781	$—

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures (Segment)	Date Acquired	Number of Properties	Ownership Interest	June 30, 2023	December 31, 2022
Extended Stay Portfolio (Other properties)	July 2022	196	45%	$469,712	$471,696
Fort Lauderdale Hotel (Other properties)	March 2019	1	43%	10,528	9,936
Total investments in unconsolidated real estate ventures				$480,240	$481,632

The following table details the Company’s income (loss) from equity investments in unconsolidated entities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in Unconsolidated Real Estate Ventures (Segment)	2023	2022	2023	2022
Extended Stay Portfolio (Other properties)	$2,331	$—	$(1,137)	$—
Fort Lauderdale Hotel (Other properties)	213	(209)	592	720
Total income (loss) from unconsolidated real estate ventures	$2,544	$(209)	$(545)	$720

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Intangible assets: (1)
In-place lease intangibles	$299,928	$330,631
Above-market lease intangibles	44,943	47,472
Other	42,296	43,032
Total intangible assets	387,167	421,135
Accumulated amortization:
In-place lease amortization	(112,783)	(113,674)
Above-market lease amortization	(16,193)	(14,022)
Other	(10,941)	(9,723)
Total accumulated amortization	(139,917)	(137,419)
Intangible assets, net	$247,250	$283,716
Intangible liabilities: (2)
Below-market lease intangibles	$87,502	$89,137
Total intangible liabilities	87,502	89,137
Accumulated amortization:
Below-market lease amortization	(22,866)	(18,770)
Total accumulated amortization	(22,866)	(18,770)
Intangible liabilities, net	$64,636	$70,367

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2023 (remaining)	$24,316	$3,389	$1,704	$(5,319)
2024	35,322	5,429	3,409	(8,818)
2025	26,951	4,145	3,401	(6,964)
2026	23,090	3,931	3,401	(6,802)
2027	18,654	3,145	3,401	(5,023)
Thereafter	58,812	8,711	16,039	(31,710)
	$187,145	$28,750	$31,355	$(64,636)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of June 30, 2023 and December 31, 2022 ($ in thousands):

		June 30, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	L + 4.50%	February 2037	$257,441	$247,428
Term loans	2	L + 4.96%	January 2027	1,461,417	1,374,010
Total investments in real estate debt	8	L + 4.89%	July 2028	$1,718,858	$1,621,438

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	8	L + 4.18%	May 2037	$306,026	$290,807
Term loans	2	L + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	L + 4.82%	October 2028	$1,767,443	$1,657,663

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

	Fair Value
	June 30, 2023	December 31, 2022
CMBS	$247,428	$290,807
Total	$247,428	$290,807

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and six months ended June 30, 2023, the Company recorded net realized losses on sales of its investments in real estate debt securities of $2.5 million. During the three and six months ended June 30, 2022, the Company did not dispose of any investments in real estate debt securities.

6. Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of June 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.13%	January 2031	N/A	$3,210,624	$3,843,346
Total fixed rate loans				3,210,624	3,843,346
Variable rate loans
Floating rate mortgages	L + 1.81%	June 2027	N/A	9,957,925	10,445,553
Variable rate revolving credit facility(5)	L + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,132,925	10,620,553
Total loans secured by the Company’s properties				13,343,549	14,463,899
Deferred financing costs, net				(83,865)	(102,064)
Discount on assumed debt, net				(6,367)	(6,377)
Mortgage notes and revolving credit facility, net				$13,253,317	$14,355,458

(1)
The term “L” refers to the relevant floating benchmark rates, which includes one-month LIBOR, one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30-day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Copenhagen Interbank Offered Rate (“CIBOR”), as applicable to each loan.
(2)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)
The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a total of $812.8 million of mortgage loans on properties classified as held-for-sale as of June 30, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of June 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$177,961
2024	774,418
2025	955,982
2026	4,828,217
2027	2,081,088
Thereafter	4,525,883
Total	$13,343,549

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $87.9 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of June 30, 2023.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”) to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three-month U.S. dollar-denominated LIBOR to SONIA. The Barclays RA interest rate is now equal to the SONIA daily non-cumulative EFR rate plus a spread.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			June 30, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$457,686	$251,727
Syndicated RA	June 2027	BBSY + 2.82%	916,324	504,130
			$1,374,010	$755,857

			December 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$433,044	$238,174
Syndicated RA	June 2027	BBSY + 2.65%	933,812	513,597
			$1,366,856	$751,771

(1) Represents the fair value of the Company’s real estate-related term loan investments.

8.
Unsecured Line of Credit

During July 2021, the Company increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to approximately $1.6 billion. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of June 30, 2023, there were $492.0 million of borrowings outstanding on the Line of Credit. As of December 31, 2022, there were no outstanding borrowings on the Line of Credit.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2023	December 31, 2022
Held-for-sale assets	$1,145,205	$—
Derivative instruments	833,765	898,916
Intangible assets, net	247,250	283,716
Receivables	106,684	110,898
Equity securities	87,463	84,321
Prepaid expenses	36,615	20,985
Deferred financing costs, net	8,155	10,984
Interest receivable	7,695	6,670
Other	5,245	5,058
Total other assets	$2,478,077	$1,421,548

The following table summarizes the components of Other liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Held-for-sale liabilities	$836,781	$—
Accounts payable and accrued expenses	84,513	95,467
Real estate taxes payable	77,347	85,955
Intangible liabilities, net	64,636	70,367
Accrued interest expense	63,596	58,872
Distributions payable	46,580	49,306
Tenant security deposits	44,674	50,694
Deferred tax liability	43,533	42,383
Deposits received on pending sales	45,137	—
Derivative instruments	28,768	17,860
Right-of-use liability - operating leases	12,424	12,452
Deferred income	10,842	8,837
Other taxes payable	3,366	6,475
Other	6,395	8,731
Total other liabilities	$1,368,592	$507,399

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	June 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	66		$10,178,249	1.6%	LIBOR, SOFR	2.5
Interest Rate Caps - Property debt	4		€158,845	1.1%	EURIBOR	1.2
Interest Rate Caps - Property debt	1	DKK	301,500	1.0%	CIBOR	3.2
Interest Rate Swaps - Property debt	2		$276,750	0.8%	LIBOR	1.8
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.1
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.6
Total interest rate derivatives	78			1.6%		2.5

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67		$10,273,472	1.5%	LIBOR, SOFR	2.9
Interest Rate Caps - Property debt	3		€157,296	1.2%	EURIBOR	1.7
Interest Rate Caps - Property debt	1	DKK	301,500	1.0%	CIBOR	3.7
Interest Rate Swaps - Property debt	2		$269,115	0.8%	LIBOR	2.3
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.6
Interest Rate Swaps - Property debt	1	NOK	576,633	2.4%	NIBOR	5.2
Total interest rate derivatives	77			1.5%		2.9

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	June 30, 2023			December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	49		€566,188	48		€588,786
Buy USD/Sell DKK Forward	11	DKK	1,493,600	12	DKK	1,513,100
Buy USD/Sell AUD Forward	12	AUD	679,667	8	AUD	661,100
Buy USD/Sell NOK Forward	7	NOK	1,148,441	8	NOK	859,279
Buy USD/Sell GBP Forward	7		£378,936	5		£368,469

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate derivatives(3)	$788,085	$842,895	$—	$—
Foreign currency forward contracts	54,084	56,021	28,768	17,860
Total Derivatives	$842,169	$898,916	$28,768	$17,860

(1)
Included in Other assets in the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)
Includes a total of $8.4 million of derivative assets used to hedge mortgage loans on properties classified as held-for-sale as of June 30, 2023. As of December 31, 2022, there were no properties, related mortgage loans or related hedging derivatives, that met the criteria to be classified as held-for-sale.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2023	2022
Interest Rate Caps - Property debt	Unrealized gain(1)	$64,904	$75,670
Interest Rate Swaps - Property debt	Unrealized gain(1)	5,309	2,098
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(6,935)	60,359
Foreign Currency Forward Contracts	Realized gain(1)	1,648	4,951
Interest Rate Caps - Property debt	Realized gain(1)	1,047	—
Interest Rate Swaps - Property debt	Realized gain(1)	—	—
Total		$65,973	$143,078

		For the Six Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2023	2022
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(74,732)	$333,628
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(1,060)	14,544
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(11,248)	62,643
Foreign Currency Forward Contracts	Realized gain(1)	3,037	9,317
Interest Rate Caps - Property debt	Realized gain(1)	1,780	—
Interest Rate Swaps - Property debt	Realized gain(1)	1,925	—
Total		$(80,298)	$420,132

(1) Included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

(2) A portion of this amount is included in Income from investments in real estate debt and the remaining amount is included Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

As of June 30, 2023, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2023
	Class T	Class S	Class D	Class I	Total
March 31, 2023	5,714,907	220,612,011	29,960,792	233,004,427	489,292,137
Common stock shares issued (1)	6,411	1,294,985	(97,589)	3,779,738	4,983,545
Distribution reinvestment plan shares issued	35,510	939,025	83,194	964,799	2,022,528
Common stock shares repurchased	(116,821)	(10,601,279)	(655,043)	(15,737,155)	(27,110,298)
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912

	Six Months Ended June 30, 2023
	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	83,111	3,558,791	(137,286)	8,428,076	11,932,692
Distribution reinvestment plan shares issued	70,101	1,920,363	179,537	1,959,739	4,129,740
Common stock shares repurchased	(234,701)	(17,791,322)	(1,725,070)	(32,831,019)	(52,582,112)
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912

__________

(1)
Includes exchanges between share classes.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify or suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate Net Asset Value (“NAV”) as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of its aggregate NAV as of the last day of the previous calendar quarter. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the three months ended June 30, 2023, the Company repurchased 27,110,298 shares of common stock representing, a total of $694.3 million. For the three months ended June 30, 2022, the Company repurchased 4,356,951 shares of common stock representing, a total of $118.3 million. For the six months ended June 30, 2023, the Company repurchased 52,582,112 shares of common stock representing, a total of $1.4 billion. For the six months ended June 30, 2022, the Company repurchased 6,175,916 shares of common stock representing a total of $165.3 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0542)	(0.0542)	(0.0157)	—
Net distributions declared per share of common stock	$0.2563	$0.2563	$0.2948	$0.3105

	Six Months Ended June 30, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.6210	$0.6210	$0.6210	$0.6210
Stockholder servicing fee per share of common stock	(0.1094)	(0.1094)	(0.0316)	—
Net distributions declared per share of common stock	$0.5116	$0.5116	$0.5894	$0.6210

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(9,502)	(5,265)	(14,767)
Distributions	(8,032)	(4,452)	(12,484)
Fair value allocation	(1,428)	(791)	(2,219)
Balance at June 30, 2023	$321,708	$178,269	$499,977

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2021	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of Operating Partnership units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP loss allocation	(1,441)	(1,405)	(2,846)
Distributions	(5,620)	(1,949)	(7,569)
Fair value allocation	20,796	9,704	30,500
Balance at June 30, 2022	$248,462	$196,809	$445,271

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three months ended June 30, 2023 and 2022, the Company incurred management fees of $39.4 million and $42.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred management fees of $81.6 million and $76.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2023, the Company issued 551,733 unregistered Class I shares to the Advisor as payment for the $14.5 million management fee accrued as of December 31, 2022. For the six months ended June 30, 2023, the Company issued 2,681,244 unregistered Class I shares to the Advisor as payment for the management fee incurred through May 2023 and also had a payable of $12.8 million related to the management fee as of June 30, 2023, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In July 2023, the Company issued 513,733 unregistered Class I shares to the Advisor as payment for the $12.8 million management fee accrued as of June 30, 2023. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2022, the Special Limited Partner earned a performance participation interest of $102.3 million, which was paid to the Special Limited Partner in the form of approximately 3.9 million Class I units of the Operating Partnership, effective January 1, 2023. During the three and six months ended June 30, 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved. During the three and six months ended June 30, 2022, the Company recognized $52.3 million and $139.5 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2023, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $544.0 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

Repurchase of Advisor and Certain Director Shares

During the three and six months ended June 30, 2023, the Company repurchased 1,591,870 and 1,602,960 Class I shares held by the Advisor and certain directors for total consideration of $41.1 million and $41.4 million, respectively. During the three and six months ended June 30, 2022, we repurchased outside of our share repurchase plan 66,792 Class I shares held by the Advisor for total consideration of $1.8 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$362,170	$413,004
Performance participation allocation	—	102,348
Accrued management fee	12,787	14,531
Advanced organization and offering costs	2,289	3,017
Accrued affiliate service provider expenses	2,448	2,659
Advanced operating expenses	926	1,555
Total	$380,620	$537,114

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended June 30, 2023 and 2022, the Company has incurred approximately $6.2 million and $3.9 million, respectively, of expenses due to Highmark Residential in connection with its investments. During the six months ended June 30, 2023 and 2022, the Company has incurred approximately $11.8 million and $6.7 million, respectively, of expenses due to Highmark Residential in connection with its investments. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended June 30, 2023 and 2022, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the amounts incurred for services provided by RFF were $0.2 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and six months ended June 30, 2023, the Company incurred $0.2 million of expenses for services provided by Essex. During the three and six months ended June 30, 2022, the amounts incurred for services provided by Essex were $2.2 million and $3.3 million, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail properties the Company acquires. During the three and six months ended June 30, 2023 and 2022, the Company incurred an insignificant amount, respectively.

The Company has engaged Starwood Capital’s affiliated Luxembourg office for accounting and administrative matters relating to certain European investments. During the three and six months ended June 30, 2023, the amounts incurred for services provided were $0.6 million and $1.2 million, respectively. During the three and six months ended June 30, 2022, the amounts incurred for services provided were $0.4 million and $0.7 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and six months ended June 30, 2023, the amounts incurred for services provided were an insignificant amount. During the three and six months ended June 30, 2022, the amounts incurred for services provided were $0.2 million and $0.3 million, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and six months ended June 30, 2023, the Company has incurred approximately $0.1 million and $0.3 million of expenses for services provided, respectively. During the three and six months ended June 30, 2022, the Company did not incur any expenses from SCG STR Management Co, LLC.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and six months ended June 30, 2023, the amount incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2022, the amounts incurred for services provided by SCG Southern Europe Team were an insignificant amount.

Advanced operating expenses

As of June 30, 2023 and 2022, the Advisor had advanced approximately $0.0 million and $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended June 30, 2023 and 2022, the Advisor had incurred approximately $3.2 million and $1.8 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the six months ended June 30, 2023 and 2022, the Advisor had incurred approximately $7.5 million and $6.6 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.
Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14.
Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground leases are classified as right-of-use liability – operating leases based on the characteristics of the respective lease. The ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain any additional renewal options.

The following table presents the future lease payments due under the Company’s ground leases as of June 30, 2023 ($ in thousands):

Year	Operating Lease
2023 (remaining)	$342
2024	686
2025	712
2026	714
2027	714
Thereafter	25,782
Total undiscounted future lease payments	28,950
Difference between undiscounted cash flows and discounted cash flows	(16,526)
Total lease liability	$12,424

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of June 30, 2023, the weighted average remaining lease term of the Company’s operating leases was 37 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease payments	$393,511	$328,575	$784,006	$613,841
Variable lease payments	42,761	34,160	83,266	66,264
Rental revenue	$436,272	$362,735	$867,272	$680,105

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of June 30, 2023. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$152,490
2024	289,375
2025	262,738
2026	227,925
2027	196,754
Thereafter	551,472
Total	$1,680,754

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2023	December 31, 2022
Multifamily	$15,980,441	$16,663,050
Single-family rental	1,189,315	1,357,576
Industrial	3,153,309	3,180,764
Office	1,690,687	1,589,368
Self-storage	361,815	366,299
Investments in real estate debt	1,621,438	1,657,663
Other properties(1)	1,221,766	1,225,052
Other (Corporate)	158,360	725,081
Total assets	$25,377,131	$26,764,853

(1)
Other properties include hospitality, medical office, retail and net-lease properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$310,393	$20,463	$51,775	$37,517	$6,793	$9,331	$—	$436,272
Other revenue	2,442	—	—	52	69	12,809	—	15,372
Total revenues	312,835	20,463	51,775	37,569	6,862	22,140	—	451,644
Expenses:
Property operating	139,713	12,151	13,015	14,547	2,620	10,575	—	192,621
Total segment expenses	139,713	12,151	13,015	14,547	2,620	10,575	—	192,621
Income from unconsolidated real estate ventures	—	—	—	—	—	2,544	—	2,544
Income from investments in real estate debt	—	—	—	—	—	—	41,682	41,682
Segment net operating income	$173,122	$8,312	$38,760	$23,022	$4,242	$14,109	$41,682	$303,249

General and administrative								(11,867)
Management fees								(39,442)
Impairment of investments in real estate								(105,291)
Depreciation and amortization								(208,929)
Net gain on dispositions of real estate								121,681
Interest expense								(155,335)
Other income, net								63,683
Net loss								$(32,251)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,572)
Net loss attributable to non-controlling interests in Operating Partnership								1,664
Net loss attributable to stockholders								$(32,159)

The following table sets forth the financial results by segment for the three months ended June 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$256,141	$17,695	$41,544	$31,211	$6,703	$9,441	$—	$362,735
Other revenue	4,717	—	—	96	—	11,660	—	16,473
Total revenues	260,858	17,695	41,544	31,307	6,703	21,101	—	379,208
Expenses:
Property operating	109,691	8,607	10,263	12,169	2,617	9,073	—	152,420
Total segment expenses	109,691	8,607	10,263	12,169	2,617	9,073	—	152,420
Loss from unconsolidated real estate ventures	—	—	—	—	—	(209)	—	(209)
Income from investments in real estate debt	—	—	—	—	—	—	33,523	33,523
Segment net operating income	$151,167	$9,088	$31,281	$19,138	$4,086	$11,819	$33,523	$260,102

General and administrative								(13,008)
Management fees								(42,229)
Performance participation allocation								(52,344)
Depreciation and amortization								(205,583)
Interest expense								(108,253)
Other income, net								56,956
Net loss								$(104,359)
Net income attributable to non-controlling interests in consolidated joint ventures								(432)
Net loss attributable to non-controlling interests in Operating Partnership								3,428
Net loss attributable to stockholders								$(101,363)

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$617,458	$40,951	$102,017	$74,962	$13,583	$18,301	$—	$867,272
Other revenue	4,723	—	—	187	69	25,837	—	30,816
Total revenues	622,181	40,951	102,017	75,149	13,652	44,138	—	898,088
Expenses:
Property operating	277,111	24,226	25,789	29,184	5,287	20,675	—	382,272
Total segment expenses	277,111	24,226	25,789	29,184	5,287	20,675	—	382,272
Loss from unconsolidated real estate ventures	—	—	—	—	—	(545)	—	(545)
Income from investments in real estate debt	—	—	—	—	—	—	73,523	73,523
Segment net operating income	$345,070	$16,725	$76,228	$45,965	$8,365	$22,918	$73,523	$588,794

General and administrative								(22,436)
Management fees								(81,623)
Impairment of investments in real estate								(185,137)
Depreciation and amortization								(409,363)
Net gain on dispositions of real estate								121,258
Interest expense								(292,625)
Other expense, net								(76,351)
Net loss								$(357,483)
Net income attributable to non-controlling interests in consolidated joint ventures								(80)
Net loss attributable to non-controlling interests in Operating Partnership								14,767
Net loss attributable to stockholders								$(342,796)

The following table sets forth the financial results by segment for the six months ended June 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$471,824	$34,160	$77,978	$64,535	$12,710	$18,898	$—	$680,105
Other revenue	5,877	—	—	201	—	23,670	—	29,748
Total revenues	477,701	34,160	77,978	64,736	12,710	42,568	—	709,853
Expenses:
Property operating	200,627	14,621	20,948	25,085	4,633	19,504	—	285,418
Total segment expenses	200,627	14,621	20,948	25,085	4,633	19,504	—	285,418
Income from unconsolidated real estate ventures	—	—	—	—	—	720	—	720
Income from investments in real estate debt	—	—	—	—	—	—	36,344	36,344
Segment net operating income	$277,074	$19,539	$57,030	$39,651	$8,077	$23,784	$36,344	$461,499

General and administrative								(21,425)
Management fees								(76,384)
Performance participation allocation								(139,470)
Depreciation and amortization								(430,342)
Interest expense								(186,122)
Other income, net								314,250
Net loss								$(77,994)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,355)
Net loss attributable to non-controlling interests in Operating Partnership								2,846
Net loss attributable to stockholders								$(76,503)

16.
Subsequent Events

Financing and Capital Activity

During the period from July 1, 2023 through August 14, 2023, the Company raised an aggregate of $0.1 billion in the Company’s third public offering and repurchased $0.4 billion of common stock through its share repurchase plan.

During the period from July 1, 2023 through August 14, 2023, the Company received $123.0 million of net borrowings on its line of credit.

Asset Dispositions

During the period from July 1, 2023 through August 14, 2023, the Company sold an aggregate of approximately $721.6 million of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $164.7 million.

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

As of August 14, 2023, we had received net proceeds of $13.6 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

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

Our portfolio remains approximately 82% allocated to rental residential and industrial, which represent two of the strongest performing asset classes in the current environment. Including floating rate loans, self-storage, extended-stay hotels (which perform like rental residential), hospitality, and net lease, our portfolio is 93% allocated to sectors that are performing well in the current environment. We also have limited exposure to office and retail properties, which are asset classes that have underperformed in the current environment.

Through the first half of 2023, our rental residential portfolio continues to maintain approximately 95% occupancy and we have experienced rent growth across market rate multifamily and single-family rental above 5% over expiring leases. Our affordable housing assets, which represent approximately one-quarter of our rental housing portfolio, recently experienced allowable rent increases of 8.3%.

Over the first half of 2023, as our industrial leases have expired, rent increases have averaged 49% above expiring leases. Our industrial portfolio continues to maintain 98% occupancy. Our investments in floating rate real estate term loans represent approximately 5% of our portfolio and are currently yielding 12% as a result of significant increases in benchmark interest rates.

In addition, our debt structuring to protect against rising interest rates has created value and enabled steady monthly distributions of cash flows. At present, 99% of our debt is effectively fixed at approximately 3.5% and has more than five years of duration remaining. In addition, assuming all available extension options, we have minimal debt maturities over the next three years with 1% maturing in 2023, 1% maturing in 2024, and 9% maturing in 2025. We believe this will help us navigate through the current higher yield environment.

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

Q2 2023 Highlights

Operating Results:

•
Declared monthly net distributions totaling $142.0 million and $289.4 million for the three and six months ended June 30, 2023, respectively. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.0%	4.0%	4.7%	4.9%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(3.6%)	(3.6%)	(3.3%)	(3.2%)
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(6.8%)	(6.9%)	(4.8%)	N/A
Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	9.8%	9.7%	10.0%	10.5%
Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	8.9%	8.9%	9.6%	N/A

Investments:

•
Sold six multifamily properties, one industrial property, and 268 single-family rental units for total net proceeds of $246.1 million during the three months ended June 30, 2023.

Financing Activity:

•
During the three months ended June 30, 2023, we received $312.0 million from borrowings on our unsecured line of credit.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of June 30, 2023:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of June 30, 2023:

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
(3)
Geography weighting includes our term loans and excludes our equity in public real estate-related companies and real estate-related debt securities.

Investments in Real Estate

The following table provides a summary of our portfolio as of June 30, 2023 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the six months ended June 30, 2023	Percentage of Segment Revenue
Multifamily	288	68,304 units	95%	$16,756,800	$622,181	69%
Single-family rental	N/A (3)	2,942 units	91%	1,013,280	40,951	5%
Industrial	163	23.56 sq. ft.	98%	3,483,470	102,017	11%
Office	20	3.90 sq. ft.	92%	1,686,120	75,149	8%
Self-storage	26	1.90 sq. ft.	86%	394,200	13,652	2%
Other (4)	14	N/A (5)	N/A	745,898	44,138	5%
Total	511			$24,079,768	$898,088	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended June 30, 2023.
(2)
Based on fair value as of June 30, 2023.
(3)
Includes a 100% interest in a subsidiary with 2,029 single-family rental units and a 95% interest in a consolidated joint venture with 913 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,057 keys at our consolidated hospitality properties.

The following table provides information regarding our portfolio of real estate properties as of June 30, 2023:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	99%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Concord Park Apartments	1	Fort Meade, MD	July 2019	100%	335	94%
Columbus Multifamily	4	Columbus, OH	September/October 2019	96%	1,012	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	96%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	97%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	77%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	97%
The Baxter Decatur	1	Atlanta, GA	August 2020	100%	290	95%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	95%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	94%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	96%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	92%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	93%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	98%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	93%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,460	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	92%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	96%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	93%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	96%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	96%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	96%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	95%
Total Multifamily	288				68,304
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	913	93%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	2,029	90%
Total Single-Family Rental	N/A (3)(4)				2,942
Industrial:
Midwest Industrial Portfolio	32	IL, IN, OH, WI	November 2019	95%	3.95	96%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	93%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	100%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	97%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	99%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	163				23.56
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	77%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	97%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	98%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	86%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	84%
Fort Lauderdale Hotel (6)	1	Fort Lauderdale, FL	March 2019	43%	236	65%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	84%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (6)	196	Various	July 2022	45%	24,935	84%
Total Other	211				N/A (5)

Total Investment Properties	708

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended June 30, 2023.
(3)
Includes a 95% interest in 913 consolidated single-family rental units.
(4)
Includes a 100% interest in 2,029 single-family rental units.
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

During the three and six months ended June 30, 2023, we recognized an aggregate of $105.3 million and $185.1 million of impairment charges, respectively, on single-family rental properties. The estimated fair values of the impaired properties were primarily based on binding, executed sales contracts. During the three and six months ended June 30, 2022, the Company did not recognize any impairments on investments in real estate.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of June 30, 2023 ($ in thousands):

		June 30, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	L + 4.50%	February 2037	$257,441	$247,428
Term loans	2	L + 4.96%	January 2027	1,461,417	1,374,010
Total investments in real estate debt	8	L + 4.89%	July 2028	$1,718,858	$1,621,438

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

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of June 30, 2023:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of June 30, 2023 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2023 (remaining)	$9,570	3%	$1,542	0%	$1,190	0%	$12,302	3%
2024	24,160	7%	5,553	2%	2,999	1%	32,712	10%
2025	24,605	7%	7,844	2%	2,651	1%	35,100	10%
2026	23,229	7%	14,772	4%	3,139	1%	41,140	12%
2027	26,907	8%	13,383	4%	3,049	1%	43,339	13%
2028	13,122	4%	12,202	4%	9,985	3%	35,309	11%
2029	5,928	2%	5,353	2%	1,695	1%	12,976	5%
2030	11,715	3%	17,468	5%	2,308	1%	31,491	9%
2031	4,830	1%	21,877	6%	1,771	1%	28,478	8%
2032	3,393	1%	7,272	2%	909	0%	11,574	3%
Thereafter	10,778	3%	34,094	10%	9,023	3%	53,895	16%
Total	$158,237	46%	$141,360	41%	$38,719	13%	$338,316	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$436,272	$362,735	$73,537
Other revenue	15,372	16,473	(1,101)
Total revenues	451,644	379,208	72,436
Expenses
Property operating	192,621	152,420	40,201
General and administrative	11,867	13,008	(1,141)
Management fees	39,442	42,229	(2,787)
Performance participation allocation	—	52,344	(52,344)
Impairment of investments in real estate	105,291	—	105,291
Depreciation and amortization	208,929	205,583	3,346
Total expenses	558,150	465,584	92,566
Other income (expense)
Income (loss) from unconsolidated real estate ventures	2,544	(209)	2,753
Income from investments in real estate debt	41,682	33,523	8,159
Net gain on dispositions of real estate	121,681	—	121,681
Interest expense	(155,335)	(108,253)	(47,082)
Other income, net	63,683	56,956	6,727
Total other income (expense)	74,255	(17,983)	92,238
Net loss	(32,251)	(104,359)	72,108
Net income attributable to non-controlling interests in consolidated joint ventures	(1,572)	(432)	(1,140)
Net loss attributable to non-controlling interests in Operating Partnership	1,664	3,428	(1,764)
Net loss attributable to stockholders	$(32,159)	$(101,363)	$69,204

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended June 30, 2023 and 2022, rental revenue was $436.3 million and $362.7 million, respectively. The increase in rental revenue was driven by the overall growth in our portfolio as well as an increase in average rental rates for multifamily and industrial assets for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended June 30, 2023 and 2022, other revenue was $15.4 million and $16.5 million, respectively, resulting in a year over year decrease of $1.1 million.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2023 and 2022, property operating expenses were $192.6 million and $152.4 million, respectively. The increase was driven by the growth in our real estate portfolio.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended June 30, 2023, general and administrative expenses decreased $1.1 million compared to the three months ended June 30, 2022 and was primarily driven by a reduction in transaction activity.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2023 and 2022, management fees were $39.4 million and $42.2 million, respectively. The decrease was primarily due to the reduction in our NAV, which decreased by $1.6 billion from June 30, 2022 to June 30, 2023.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended June 30, 2023, there was no performance participation allocation as certain thresholds were not achieved. During the three months ended June 30, 2022, the performance participation allocation was $52.3 million.

During the three months ended June 30, 2023, the Company recognized an aggregate $105.3 million of impairment charges on single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties were primarily based on binding, executed sales contracts. During the three months ended June 30, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended June 30, 2023 and 2022, depreciation and amortization expenses were $208.9 million and $205.6 million, respectively. The increase was driven by growth in our portfolio, which increased from 509 consolidated properties as of June 30, 2022 to 511 consolidated real estate properties as of June 30, 2023.

Other Income (Expense)

During the three months ended June 30, 2023 and 2022, income from investments in real estate debt was $41.7 million and $33.5 million, respectively, which consisted of interest income, realized losses, and unrealized gains resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily driven by an increase in floating rate benchmark rates resulting in additional interest income on our term loans.

During the three months ended June 30, 2023, we recorded $121.7 million of net aggregate gains from the disposition of six multifamily properties, one industrial property, and 268 single-family rental units. During the three months ended June 30, 2022, we did not dispose of any of our investments in real estate.

During the three months ended June 30, 2023 and 2022, interest expense was $155.3 million and $108.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments, an increase in borrowings on our unsecured line of credit, as well as an increase in floating rate benchmark rates resulting in additional interest expense on our borrowings.

During the three months ended June 30, 2023 and 2022, other income (expense), net was $63.7 million and $57.0 million, respectively. These results were primarily driven by unrealized losses of $29.6 million recognized on our investments in equity securities during the three months ended June 30, 2022, compared to unrealized gains of $4.0 million recognized during the three months ended June 30, 2023. These results were offset by a reduction in unrealized gains relating to the changes in the fair value of our interest rate caps and swaps of $7.6 million driven by unrealized gains of $70.2 million during the three months ended June 30, 2023 compared to unrealized gains of $77.8 million during the three months ended June 30, 2022. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. These results were also offset by a $12.1 million reduction in other income due to changes in unrealized and realized gains and losses on FX related activity year over year.

	For the Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$867,272	$680,105	$187,167
Other revenue	30,816	29,748	1,068
Total revenues	898,088	709,853	188,235
Expenses
Property operating	382,272	285,418	96,854
General and administrative	22,436	21,425	1,011
Management fees	81,623	76,384	5,239
Performance participation allocation	—	139,470	(139,470)
Impairment of investments in real estate	185,137	—	185,137
Depreciation and amortization	409,363	430,342	(20,979)
Total expenses	1,080,831	953,039	127,792
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(545)	720	(1,265)
Income from investments in real estate debt	73,523	36,344	37,179
Net gain on dispositions of real estate	121,258	—	121,258
Interest expense	(292,625)	(186,122)	(106,503)
Other (expense) income, net	(76,351)	314,250	(390,601)
Total other (expense) income	(174,740)	165,192	(339,932)
Net loss	(357,483)	(77,994)	(279,489)
Net income attributable to non-controlling interests in consolidated joint ventures	(80)	(1,355)	1,275
Net loss attributable to non-controlling interests in Operating Partnership	14,767	2,846	11,921
Net loss attributable to stockholders	$(342,796)	$(76,503)	$(266,293)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the six months ended June 30, 2023 and 2022, rental revenue was $867.3 million and $680.1 million, respectively. The increase in rental revenue was driven by the overall growth in our portfolio as well as an increase in average rental rates for multifamily and industrial assets for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the six months ended June 30, 2023 and 2022, other revenue was $30.8 million and $29.7 million, respectively. The increase in the other revenue was driven primarily by an increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the six months ended June 30, 2023 and 2022, property operating expenses were $382.3 million and $285.4 million, respectively. The increase was driven by the growth in our real estate portfolio.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the six months ended June 30, 2023, general and administrative expenses increased $1.0 million compared to the six months ended June 30, 2022 and was driven by the overall growth of our business.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the six months ended June 30, 2023 and 2022, management fees were $81.6 million and $76.4 million, respectively. The increase was primarily due to the increase in our average NAV for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the six months ended June 30, 2023, there was no performance participation allocation as certain thresholds were not achieved. During the six months ended June 30, 2022, the performance participation allocation was $139.5 million.

During the six months ended June 30, 2023, the Company recognized an aggregate $185.1 million of impairment charges on single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties were primarily based on binding, executed sales contracts. During the six months ended June 30, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the six months ended June 30, 2023 and 2022, depreciation and amortization expenses were $409.4 million and $430.3 million, respectively. The decrease was driven by a reduction in amortization of in-place lease intangible assets during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other (Expense) Income, net

During the six months ended June 30, 2023 and 2022, income from investments in real estate debt was $73.5 million and $36.3 million, respectively, which consisted of interest income, realized losses, and unrealized gains resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily driven by an increase in floating rate benchmark rates resulting in additional interest income on our term loans.

During the six months ended June 30, 2023, we recorded $121.3 million of net aggregate gains from the disposition of six multifamily properties, one industrial property, and 268 single-family rental units. During the six months ended June 30, 2022, we did not dispose of any of our investments in real estate.

During the six months ended June 30, 2023 and 2022, interest expense was $292.6 million and $186.1 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments, an increase in borrowings on our unsecured line of credit, as well as an increase in floating rate benchmark rates resulting in additional interest expense on our borrowings.

During the six months ended June 30, 2023 and 2022, other (expense) income, net was ($76.4) million and $314.3 million, respectively. These results were primarily driven by unrealized losses of $75.8 million during the six months ended June 30, 2023, compared to unrealized gains of $348.2 million during the six months ended June 30, 2022, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. These results were also driven by unrealized losses of $42.3 million recognized on our investments in equity securities during the six months ended June 30, 2022, compared to unrealized gains of $3.1 million recognized during the six months ended June 30, 2023.

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

FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, (iii) plus real estate-related depreciation and amortization, (iv) net gains or losses from sales of real estate, and (v) similar adjustments for unconsolidated joint ventures.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to stockholders	$(32,159)	$(101,363)	$(342,796)	$(76,503)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	208,929	205,583	409,363	430,342
Impairment of investments in real estate	105,291	—	185,137	—
Investment in unconsolidated real estate ventures – depreciation and amortization	13,248	200	26,143	400
Net gain on dispositions of real estate	(121,681)	—	(121,258)	—
Amount attributable to non-controlling interests for above adjustments	(1,223)	(1,134)	(2,461)	(2,631)
FFO attributable to stockholders	172,405	103,286	154,128	351,608
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(3,522)	(3,005)	(7,134)	(6,621)
Deferred income amortization	(3,768)	(2,242)	(6,660)	(4,601)
Amortization of above- and below-market lease intangibles, net	(879)	(973)	(1,918)	(1,437)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(73,148)	(96,619)	77,272	(343,136)
Foreign currency loss (gain)	(7,229)	32,469	(6,923)	38,925
Non-cash performance participation allocation	—	52,344	—	139,470
Amortization of deferred financing costs	8,184	8,597	15,307	17,354
Amortization of restricted stock awards	210	207	420	413
Amount attributable to non-controlling interests for above adjustments	646	445	(421)	2,237
AFFO attributable to stockholders	$92,899	$94,509	$224,071	$194,212

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ and shares/units in thousands):

Components of NAV	June 30, 2023
Investments in real estate	$24,588,678
Investments in real estate debt	1,621,714
Cash and cash equivalents	336,776
Restricted cash	298,186
Other assets	1,071,891
Debt obligations	(13,862,046)
Secured financings on investments in real estate debt	(755,857)
Subscriptions received in advance	(16,338)
Other liabilities	(974,144)
Performance participation accrual	—
Management fee payable	(12,777)
Accrued stockholder servicing fees(1)	(4,035)
Non-controlling interests in consolidated joint ventures	(89,326)
Net asset value	$12,202,722
Number of outstanding shares/units	489,290

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2023, we have accrued under GAAP $362.2 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$5,318,409	$141,362	$721,216	$5,521,758	$499,977	$12,202,722
Number of outstanding shares/units	212,245	5,640	29,291	222,012	20,102	489,290
NAV Per Share/Unit as of June 30, 2023	$25.06	$25.06	$24.62	$24.87	$24.87

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2023 valuations, based on property types. Once we own more than one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.5%	5.2%
Single-Family Rental	6.7%	5.5%
Industrial	6.6%	5.4%
Office	7.5%	6.3%
Other	8.3%	6.8%

For quarter-end months, these assumptions are determined by the independent valuation advisor or third-party appraisers. In addition, the independent valuation advisor reviews the assumptions included in the third-party appraisals. The Advisor reviews the assumptions from each of the appraisals regardless of who performs the work. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+1.8%
(weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+3.0%	+3.1%	+2.6%	+2.2%
(weighted average)	0.25% increase	(2.9)%	(2.6)%	(2.9)%	(2.5)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2023
Stockholders’ equity under GAAP	$8,559,772
Redeemable non-controlling interests	499,977
Total partners’ capital of Operating Partnership	9,059,749
Adjustments:
Accrued stockholder servicing fee	358,135
Advanced organization and offering costs and Advanced operating expenses	2,228
Unrealized net real estate and real estate debt appreciation	947,139
Accumulated depreciation and amortization	1,835,471
NAV	$12,202,722

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.6210 per share for the six months ended June 30, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2023:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2023	$0.0844	$0.0844	$0.0980	$0.1035
February 28, 2023	0.0864	0.0864	0.0986	0.1035
March 31, 2023	0.0845	0.0845	0.0980	0.1035
April 30, 2023	0.0855	0.0855	0.0983	0.1035
May 31, 2023	0.0851	0.0851	0.0982	0.1035
June 30, 2023	0.0857	0.0857	0.0983	0.1035
Total	$0.5116	$0.5116	$0.5894	$0.6210

The following table summarizes our distributions declared during the six months ended June 30, 2023 and 2022 ($ in thousands):

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Amount	%	Amount	%
Distributions
Payable in cash	$190,934	66%	$156,362	62%
Reinvested in shares	98,514	34%	96,539	38%
Total distributions	$289,448	100%	$252,901	100%

Sources of Distributions
Cash flows from operating activities(1)	$289,448	100%	$252,901	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$289,448	100%	$252,901	100%

Cash flows from operating activities	$260,958		$264,181
Funds from operations	$154,128		$351,608

(1)
As of June 30, 2023, our inception to date cash flows from operating activities funded 100% of our distributions.

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with approximately $1.7 billion of liquidity as of June 30, 2023, comprised of $1.1 billion of an undrawn unsecured Line of Credit, $0.3 billion of cash on hand, and approximately $0.3 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three and six months ended June 30, 2023, we raised $0.1 billion and $0.3 billion of gross proceeds in our public offering, respectively. In addition, for the three and six months ended June 30, 2023, we have repurchased $0.7 billion and $1.4 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt securities and real estate-related equity securities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2023, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of June 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.13%	January 2031	N/A	$3,210,624	$3,843,346
Total fixed rate loans				3,210,624	3,843,346
Variable rate loans
Floating rate mortgages	L + 1.81%	June 2027	N/A	9,957,925	10,445,553
Variable rate revolving credit facility(5)	L + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,132,925	10,620,553
Total loans secured by the Company’s properties				13,343,549	14,463,899

Secured financings on investments in real estate debt	L + 2.82%	March 2027	$755,857	755,857	751,771
Unsecured Line of Credit(6)	L + 2.50%	May 2024	$1,550,000	492,000	—
Total Indebtedness				$14,591,406	$15,215,670

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
(4)
Excludes a total of $812.8 million of mortgage loans on properties classified as held-for-sale as of June 30, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the Line of Credit facility is guaranteed by us.

During the period from July 1, 2023 through August 14, 2023, we raised an aggregate of $0.1 billion in our third public offering and repurchased $0.4 billion of common stock under our share repurchase plan. In July 2023, we received repurchase requests equal to 3.6% of our aggregate monthly NAV and honored all repurchase requests for July 2023 on a pro-rata basis up to the 2% monthly limitation. As such, 55.3% of each stockholder’s share repurchase requests were satisfied in July 2023.

During the period from July 1, 2023 through August 14, 2023, we received $123.0 million of net borrowings on our line of credit.

During the period from July 1, 2023 through August 14, 2023, we sold an aggregate of $721.6 billion of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $164.7 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands)]:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows provided by operating activities	$260,958	$264,181
Cash flows provided by (used in) investing activities	622,827	(5,643,405)
Cash flows (used in) provided by financing activities	(1,199,080)	5,508,555
Effect of exchange rate changes	(6,352)	(7,296)
Net change in cash and cash equivalents and restricted cash	$(321,647)	$122,035

Cash flows provided by operating activities decreased by approximately $3.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease is primarily attributable to an increase in net interest expense during the period, offset by an increase in property operating income.

Cash flows from investing activities increased by approximately $6.3 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a decrease of $4.5 billion in acquisitions of real estate, a decrease of $1.1 billion related to investments in real estate debt securities, and an increase of $661.5 million in proceeds from dispositions of real estate investments.

Cash flows from financing activities decreased by approximately $6.7 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $3.1 billion decrease in net proceeds from the issuance of our common stock, a $1.2 billion increase in repurchases of common stock, a decrease of $2.1 billion of net debt borrowings, and a $0.3 billion decrease in subscriptions received in advance.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $11.4 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month U.S. dollar denominated LIBOR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.9 billion as of June 30, 2023 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2023, a 10 basis point increase in the one-month U.S. dollar denominated LIBOR or other benchmark rates would have resulted in an increase in interest expense of $0.3 million and $0.4 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of June 30, 2023, we held $1.6 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2023, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.4 million and $0.8 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2023, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $162.2 million.

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

As of June 30, 2023, daily compounded SONIA or the BBSY is utilized as the floating benchmark rate on our secured financings on investments in real estate debt, while SOFR is utilized as the floating benchmark rate on a majority of our floating rate mortgage notes, our revolving credit facility, and our unsecured line of credit.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as disclosed in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three and six months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended June 30, 2023, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 1,052,942 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2023 and May 2023. Additionally, we issued 513,733 unregistered Class I shares to the Advisor in July 2023 in satisfaction of the June 2023 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares Pending
	Total Number	Average	as Part of Publicly	Repurchases Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)	per Share	or Programs	Plans or Programs (2)
April 2023(2)	6,006,244	$26.14	6,006,244	—
May 2023(2)	10,995,282	25.58	10,995,282	—
June 2023(2)	10,108,772	25.38	10,108,772	—
Total	27,110,298	$25.63	27,110,298	—

(1)
Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $652.2 million of Class T, Class S, Class D and Class I shares based on our March 31, 2023 NAV in the second quarter of 2023 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
In April 2023, we received repurchase requests equal to 4.2% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for April 2023 on a pro rata basis up to the 2% monthly limitation. As such, 47.7% of each stockholder’s repurchase request was satisfied in April 2023. In May 2023, we received repurchase requests equal to 4.2% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for May 2023 on a pro rata basis up to the 2% monthly limitation. As such, 47.8% of each stockholder’s repurchase request was satisfied in May 2023. In June 2023, we received repurchase requests equal to 3.2% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for June 2023 on a pro rata basis up to the 5% quarterly limitation resulting in 1.0% of March 31, 2023 NAV being honored. As such, 32.9% of each stockholder’s share repurchase requests were satisfied in June 2023.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 14, 2023	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer and President (Principal Executive Officer)

August 14, 2023	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)