Form 10-Q
period 2023-09-30
Starwood Real Estate Income Trust, Inc.
filed 2023-11-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 10, 2023, the registrant had the following shares outstanding: 5,364,940 shares of Class T common stock, 198,353,135 shares of Class S common stock, 28,114,058 shares of Class D common stock and 206,791,419 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$19,976,514	$22,247,401
Investments in real estate debt	1,577,948	1,657,663
Investments in unconsolidated real estate ventures	472,874	481,632
Cash and cash equivalents	287,621	643,516
Restricted cash	278,445	313,093
Other assets	1,622,793	1,421,548
Total assets	$24,216,195	$26,764,853
Liabilities and Equity
Mortgage notes and revolving credit facility, net	$13,207,343	$14,355,458
Secured financings on investments in real estate debt	729,149	751,771
Unsecured line of credit	760,500	—
Other liabilities	728,721	507,399
Subscriptions received in advance	12,928	40,221
Due to affiliates	348,140	537,114
Total liabilities	15,786,781	16,191,963

Commitments and contingencies	—	—
Redeemable non-controlling interests	497,254	427,099

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,548,909 and 5,721,496 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	55	57
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 203,097,491 and 224,556,910 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,031	2,246
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 28,706,679 and 30,974,173 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	287	310
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 212,435,791 and 244,455,013 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,124	2,445
Additional paid-in capital	10,075,151	11,466,270
Accumulated other comprehensive loss	(36,987)	(24,307)
Accumulated deficit and cumulative distributions	(2,160,350)	(1,355,256)
Total stockholders’ equity	7,882,311	10,091,765
Non-controlling interests in consolidated joint ventures	49,849	54,026
Total equity	7,932,160	10,145,791
Total liabilities and equity	$24,216,195	$26,764,853

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$418,298	$416,322	$1,285,570	$1,096,427
Other revenue	14,750	14,444	45,566	44,192
Total revenues	433,048	430,766	1,331,136	1,140,619
Expenses
Property operating	189,122	178,687	571,394	464,105
General and administrative	10,102	11,549	32,538	32,974
Management fees	37,347	45,697	118,970	122,081
Performance participation allocation	—	36,306	—	175,776
Impairment of investments in real estate	3,667	—	188,804	—
Depreciation and amortization	203,561	219,005	612,924	649,347
Total expenses	443,799	491,244	1,524,630	1,444,283
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(241)	11,054	(786)	11,774
Income from investments in real estate debt	42,318	63,290	115,841	99,634
Net gain on dispositions of real estate	67,374	—	188,632	—
Interest expense	(145,273)	(120,621)	(437,898)	(306,743)
Other (expense) income, net	(10,104)	241,102	(86,455)	555,352
Total other (expense) income	(45,926)	194,825	(220,666)	360,017
Net (loss) income	$(56,677)	$134,347	$(414,160)	$56,353
Net income attributable to non-controlling interests in consolidated joint ventures	$(1,127)	$(1,390)	$(1,207)	$(2,745)
Net loss (income) attributable to non-controlling interests in Operating Partnership	2,737	(4,282)	17,504	(1,436)
Net (loss) income attributable to stockholders	$(55,067)	$128,675	$(397,863)	$52,172
Net (loss) income per share of common stock, basic and diluted	$(0.12)	$0.26	$(0.83)	$0.11
Weighted-average shares of common stock outstanding, basic and diluted	457,830,322	503,499,778	477,018,323	456,587,962

Comprehensive (loss) income:
Net (loss) income	$(56,677)	$134,347	$(414,160)	$56,353
Other comprehensive loss item:
Foreign currency translation adjustments	(19,629)	(46,202)	(12,680)	(79,440)
Other comprehensive loss	$(19,629)	$(46,202)	$(12,680)	$(79,440)
Comprehensive (loss) income	$(76,306)	$88,145	$(426,840)	$(23,087)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430
Common stock issued, net	—	8	—	33	102,585	—	—	102,626	—	102,626
Offering costs, net	—	—	—	—	19,253	—	—	19,253	—	19,253
Distribution reinvestments	—	9	1	9	50,997	—	—	51,016	—	51,016
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(108)	(7)	(138)	(638,985)	—	—	(639,239)	—	(639,239)
Net loss ($2,737 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(55,067)	(55,067)	1,127	(53,940)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(130,375)	(130,375)	—	(130,375)
Other comprehensive loss	—	—	—	—	—	(19,629)	—	(19,629)	—	(19,629)
Allocation to redeemable non-controlling interest	—	—	—	—	(6,256)	—	—	(6,256)	—	(6,256)
Balance at September 30, 2023	$55	$2,031	$287	$2,124	$10,075,151	$(36,987)	$(2,160,350)	$7,882,311	$49,849	$7,932,160

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$56	$2,158	$301	$2,356	$10,969,588	$(33,768)	$(1,079,447)	$9,861,244	$53,053	$9,914,297
Common stock issued, net	1	118	17	221	986,103	—	—	986,460	—	986,460
Offering costs, net	—	—	—	—	(26,783)	—	—	(26,783)	—	(26,783)
Distribution reinvestments	—	10	2	10	59,916	—	—	59,938	—	59,938
Amortization of restricted stock grants	—	—	—	—	206	—	—	206	—	206
Common stock repurchased	—	(43)	—	(103)	(402,214)	—	—	(402,360)	—	(402,360)
Net income ($4,282 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	128,675	128,675	1,390	130,065
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	842	842
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(558)	(558)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(142,538)	(142,538)	—	(142,538)
Other comprehensive loss	—	—	—	—	—	(46,202)	—	(46,202)	—	(46,202)
Allocation to redeemable non-controlling interest	—	—	—	—	(3,586)	—	—	(3,586)	—	(3,586)
Balance at September 30, 2022	$57	$2,243	$320	$2,484	$11,583,230	$(79,970)	$(1,093,310)	$10,415,054	$54,727	$10,469,781

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued, net	1	45	(3)	117	415,208	—	—	415,368	—	415,368
Offering costs, net	—	—	—	—	42,061	—	—	42,061	—	42,061
Distribution reinvestments	—	27	4	28	158,914	—	—	158,973	—	158,973
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	(3)	(287)	(24)	(466)	(2,003,895)	—	—	(2,004,675)	—	(2,004,675)
Net loss ($17,504 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(397,863)	(397,863)	1,207	(396,656)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,384)	(5,384)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(407,231)	(407,231)	—	(407,231)
Other comprehensive loss	—	—	—	—	—	(12,680)	—	(12,680)	—	(12,680)
Allocation to redeemable non-controlling interest	—	—	—	—	(4,037)	—	—	(4,037)	—	(4,037)
Balance at September 30, 2023	$55	$2,031	$287	$2,124	$10,075,151	$(36,987)	$(2,160,350)	$7,882,311	$49,849	$7,932,160

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued, net	10	735	95	965	4,827,265	—	—	4,829,070	—	4,829,070
Offering costs, net	—	—	—	—	(191,667)	—	—	(191,667)	—	(191,667)
Distribution reinvestments	1	27	5	26	159,648	—	—	159,707	—	159,707
Amortization of restricted stock grants	—	—	—	—	619	—	—	619	—	619
Common stock repurchased	—	(63)	(1)	(143)	(567,434)	—	—	(567,641)	—	(567,641)
Net income ($1,436 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	52,172	52,172	2,745	54,917
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	14,356	14,356
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,865)	(1,865)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(387,907)	(387,907)	—	(387,907)
Other comprehensive loss	—	—	—	—	—	(79,440)	—	(79,440)	—	(79,440)
Allocation to redeemable non-controlling interest	—	—	—	—	(34,086)	—	—	(34,086)	—	(34,086)
Balance at September 30, 2022	$57	$2,243	$320	$2,484	$11,583,230	$(79,970)	$(1,093,310)	$10,415,054	$54,727	$10,469,781

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(414,160)	$56,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Management fees	118,970	122,081
Performance participation allocation	—	175,776
Impairment of investments in real estate	188,804	—
Depreciation and amortization	612,924	649,347
Amortization of deferred financing costs	24,631	27,249
Straight-line rent amortization	(9,703)	(9,036)
Deferred income amortization	(14,252)	(9,464)
Unrealized loss (gain) on changes in fair value of financial instruments	64,751	(640,881)
Foreign currency loss	16,430	93,514
Amortization of restricted stock grants	630	619
Net gain on disposition of investments in real estate	(188,632)	—
Realized loss on sale of investments in real estate debt	2,491	7,646
Realized loss on sale of real estate-related equity securities	2,299	12,622
Loss (income) from unconsolidated real estate ventures	786	(11,774)
Distributions of earnings from unconsolidated real estate ventures	8,098	6,184
Other items	(8,034)	(41)
Change in assets and liabilities
Increase in other assets	(14,445)	(64,858)
(Decrease) increase in due to affiliates	(232)	2,809
Increase in other liabilities	39,427	57,809
Net cash provided by operating activities	430,783	475,955
Cash flows from investing activities
Acquisitions of real estate	—	(5,085,691)
Proceeds from dispositions of real estate	1,501,960	—
Capital improvements to real estate	(124,085)	(96,371)
Investment in unconsolidated real estate ventures	—	(470,186)
Origination and purchase of investments in real estate debt	—	(1,071,771)
Purchase of real estate-related debt and equity securities	—	(85,653)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	54,297	249,921
Purchase of derivative instruments	(16,582)	—
Proceeds from derivative contracts	16,538	57,025
Net cash provided by (used in) investing activities	1,432,128	(6,502,726)
Cash flows from financing activities
Proceeds from issuance of common stock, net	253,932	4,216,003
Offering costs paid	(41,769)	(57,964)
Subscriptions received in advance	12,928	154,117
Repurchases of common stock	(2,004,675)	(567,641)
Borrowings from mortgage notes, revolving credit facility, and unsecured line of credit	1,737,529	3,101,290
Repayments of mortgage notes, revolving credit facility, and unsecured line of credit	(1,933,949)	(679,199)
Borrowings under secured financings on investments in real estate debt	—	526,283
Repayments under secured financings on investments in real estate debt	—	(128,380)
Payment of deferred financing costs	(1,567)	(53,306)
Contributions from non-controlling interests	—	14,356
Distributions to non-controlling interests	(5,384)	(1,865)
Distributions	(271,451)	(223,636)
Net cash (used in) provided by financing activities	(2,254,406)	6,300,058
Effect of exchange rate changes	952	(10,900)
Net change in cash and cash equivalents and restricted cash	(390,543)	262,387
Cash and cash equivalents and restricted cash, beginning of year	956,609	940,555
Cash and cash equivalents and restricted cash, end of period	$566,066	$1,202,942
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$287,621	$800,608
Restricted cash	278,445	402,334
Total cash and cash equivalents and restricted cash	$566,066	$1,202,942
Supplemental disclosure of cash flow information:
Cash paid for interest	$674,133	$271,528
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(44,653)	$170,657
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$267,030
Issuance of Operating Partnership units as consideration for acquisitions of real estate	$—	$190,459
Issuance of Class I shares for payment of management fee	$121,297	$116,191
Redeemable non-controlling interest issued as settlement for performance participation allocation	$102,348	$204,225
Accrued distributions	$44,808	$49,864
Distribution reinvestment	$158,973	$159,707
Allocation to redeemable non-controlling interests	$4,037	$34,086
Accrued capital expenditures	$7,166	$17,076

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

As of September 30, 2023, the Company owned 508 consolidated real estate properties, 1,032 single-family rental homes, two investments in unconsolidated real estate ventures and eight positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Investments in Real Estate Debt and Other. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2023, the Company had received aggregate net proceeds of $13.7 billion from the sale of shares of its common stock through its public offerings.

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

During the three months ended September 30, 2023, the Company recognized an aggregate of $3.7 million of impairment charges on two hospitality properties in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the nine months ended September 30, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The estimated fair values of the impaired properties held as of September 30, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts, as the Company is considering a potential disposition of these investments in the near term. During the three and nine months ended September 30, 2022, the Company did not recognize any impairments on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023, 32 industrial properties met the criteria to be classified as held-for-sale. As of December 31, 2022, there were no real estate investments that met the criteria to be classified as held-for-sale.

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

During the three months ended September 30, 2023 and 2022, the Company recorded net unrealized gains on its investments in real estate debt securities of $4.6 million and $2.8 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded net unrealized gains (losses) on its investments in real estate debt securities of $9.8 million and ($22.6) million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Condensed Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three months ended September 30, 2023 and 2022, the Company recognized $1.3 million of unrealized gains and ($2.4) million of unrealized losses on its investments in equity securities, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $4.5 million of unrealized gains and ($44.7) million of unrealized losses on its investments in equity securities, respectively. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, revolving credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on our loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of September 30, 2023.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$250,111	$1,327,837	$1,577,948	$—	$290,807	$1,366,856	$1,657,663
Equity securities	80,284	—	—	80,284	84,321	—	—	84,321
Derivatives	—	831,851	—	831,851	—	898,916	—	898,916
Total	$80,284	$1,081,962	$1,327,837	$2,490,083	$84,321	$1,189,723	$1,366,856	$2,640,900

Liabilities:
Derivatives	$—	$18,641	$—	$18,641	$—	$17,860	$—	$17,860
Total	$—	$18,641	$—	$18,641	$—	$17,860	$—	$17,860

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$1,366,856
Purchases	—
Included in net loss
Unrealized loss	(276)
Foreign currency exchange	(38,743)
Balance as of September 30, 2023	$1,327,837

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,327,837	Discounted Cash Flow	Discount Rate	9.6%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,366,856	Cost	Par	N/A	N/A

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

During the three months ended September 30, 2023, the Company recognized an aggregate of $3.7 million of impairment charges on two hospitality properties. During the nine months ended September 30, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties. The estimated fair value of such remaining impaired assets as of September 30, 2023 was $78.8 million. The estimated fair values of the impaired properties held as of September 30, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts, as the Company is considering a potential disposition of these investments in the near term. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions. During the three and nine months ended September 30, 2022, the Company did not recognize any impairments on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2023, the fair value of the Company’s mortgage notes, revolving credit facility and secured financings on investments in real estate debt was approximately $377.4 million below the outstanding principal balance.

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

For the three and nine months ended September 30, 2023, the Company recognized income tax expense of $1.1 million and $2.9 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $2.0 million and $2.2 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $41.2 million and $40.9 million, respectively, primarily due to assumed capital gains from four European investments, primarily within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, derivatives, leases and other contracts, related to the market transition from London Interbank Offered Rate (“LIBOR”) rates, and certain other floating rate benchmark indices, or collectively, “IBORs,” to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivative instruments impacted by the changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company elected to apply the temporary optional expedients and determined that the contractual modifications made in connection with this transition to its mortgage debt agreements did not require contract remeasurement at the respective modification dates. As of September 30, 2023, the Company has transitioned substantially all of its variable-rate mortgage notes and derivative instruments from LIBOR to SOFR (“Secured Overnight Financing Rate”), an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. For the three and nine months ended September 30, 2023, the Company recognized $6.6 million and $8.6 million, respectively, of income associated with payments received on derivative instruments impacted by the changes in the interest rate used for discounting or contract price alignment. These amounts are included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$17,798,412	$19,249,503
Land and land improvements	3,191,507	3,580,603
Furniture, fixtures and equipment	321,370	331,586
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,416,519	23,266,922
Accumulated depreciation and amortization	(1,440,005)	(1,019,521)
Investments in real estate, net	$19,976,514	$22,247,401

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended September 30, 2023, the Company recorded $67.4 million of net gains from the disposition of three multifamily properties and 1,910 single-family rental units. During the nine months ended September 30, 2023, the Company recorded $188.6 million of net gains from the disposition of nine multifamily properties, one industrial property, and 2,183 single-family rental units.

During the three months ended September 30, 2023, the Company sold an aggregate of $0.8 billion of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $254.0 million. During the nine months ended September 30, 2023, the Company sold an aggregate of $1.3 billion of investments in real estate, generating total net cash proceeds, net of mortgage repayments, of approximately $500.6 million.

For the three and nine months ended September 30, 2022, there were no dispositions of investments in real estate.

Investments in Real Estate - Held-for-Sale

As of September 30, 2023, 32 industrial properties met the criteria to be classified as held-for-sale. As of December 31, 2022, there were no real estate investments that met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	September 30, 2023	December 31, 2022
Assets:
Investments in real estate, net	$262,820	$—
Other assets	21,183	—
Total assets	$284,003	$—

Liabilities:
Mortgage notes, net	$203,655	$—
Other liabilities	8,500	—
Total liabilities	$212,155	$—

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures (Segment)	Date Acquired	Number of Properties	Ownership Interest	September 30, 2023	December 31, 2022
Extended Stay Portfolio (Other properties)	July 2022	196	45%	$463,110	$471,696
Fort Lauderdale Hotel (Other properties)	March 2019	1	43%	9,764	9,936
Total investments in unconsolidated real estate ventures				$472,874	$481,632

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in Unconsolidated Real Estate Ventures (Segment)	2023	2022	2023	2022
Extended Stay Portfolio (Other properties)	$523	$11,400	$(614)	$11,400
Fort Lauderdale Hotel (Other properties)	(764)	(346)	(172)	374
Total (loss) income from unconsolidated real estate ventures	$(241)	$11,054	$(786)	$11,774

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Intangible assets: (1)
In-place lease intangibles	$295,807	$330,631
Above-market lease intangibles	44,059	47,472
Other	42,291	43,032
Total intangible assets	382,157	421,135
Accumulated amortization:
In-place lease amortization	(122,207)	(113,674)
Above-market lease amortization	(17,464)	(14,022)
Other	(11,806)	(9,723)
Total accumulated amortization	(151,477)	(137,419)
Intangible assets, net	$230,680	$283,716
Intangible liabilities: (2)
Below-market lease intangibles	$86,662	$89,137
Total intangible liabilities	86,662	89,137
Accumulated amortization:
Below-market lease amortization	(25,313)	(18,770)
Total accumulated amortization	(25,313)	(18,770)
Intangible liabilities, net	$61,349	$70,367

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2023 (remaining)	$11,215	$1,654	$838	$(2,782)
2024	35,193	5,388	3,395	(8,703)
2025	25,387	4,086	3,395	(6,707)
2026	21,263	3,809	3,395	(6,693)
2027	17,476	3,096	3,395	(5,032)
Thereafter	63,066	8,562	16,067	(31,432)
	$173,600	$26,595	$30,485	$(61,349)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of September 30, 2023 and December 31, 2022 ($ in thousands):

		September 30, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (3)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.50%	February 2037	$255,466	$250,111
Term loans	2	B + 4.96%	January 2027	1,461,417	1,327,837
Total investments in real estate debt	8	B + 4.89%	July 2028	$1,716,883	$1,577,948

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (2)	Weighted Average Maturity Date (3)	Cost Basis	Fair Value
CMBS - floating	8	B + 4.18%	May 2037	$306,026	$290,807
Term loans	2	B + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	B + 4.82%	October 2028	$1,767,443	$1,657,663

(1)
The symbol “B” refers to the relevant benchmark rates, which includes one-month Secured Overnight Financing Rate (“SOFR”), three-month Bank Bill Swap Bid Rate (“BBSY”) and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.
(2)
The symbol “B” refers to the relevant benchmark rates, which includes one-month LIBOR, one-month SOFR, three-month BBSY and SONIA as applicable to each security and loan.
(3)
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

	Fair Value
	September 30, 2023	December 31, 2022
CMBS	$250,111	$290,807
Total	$250,111	$290,807

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and nine months ended September 30, 2023, the Company recorded net realized losses on its investments in real estate debt securities of $2.5 million. During the three and nine months ended September 30, 2022, the Company recorded net realized losses on its investments in real estate debt securities of $7.6 million. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

6. Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by the Company’s properties as of September 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.13%	January 2031	N/A	$3,200,228	$3,843,346
Total fixed rate loans				3,200,228	3,843,346
Variable rate loans
Floating rate mortgages	B + 1.86%	June 2027	N/A	9,916,307	10,445,553
Variable rate revolving credit facility(5)	B + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,091,307	10,620,553
Total loans secured by the Company’s properties				13,291,535	14,463,899
Deferred financing costs, net				(77,730)	(102,064)
Discount on assumed debt, net				(6,462)	(6,377)
Mortgage notes and revolving credit facility, net				$13,207,343	$14,355,458

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30-day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Copenhagen Interbank Offered Rate (“CIBOR”), as applicable to each loan.
(2)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)
The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a total of $203.7 million of mortgage loans on properties classified as held-for-sale as of September 30, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
The Company’s revolving credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and revolving credit facility as of September 30, 2023 ($ in thousands):

Year	Amount
2023 (remaining)	$176,656
2024	774,405
2025	927,694
2026	4,825,465
2027	2,067,129
Thereafter	4,520,186
Total	$13,291,535

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $87.7 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and revolving credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of September 30, 2023.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$439,398	$241,669
Syndicated RA(2)	June 2027	BBSY + 2.82%	888,439	487,480
			$1,327,837	$729,149

			December 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$433,044	$238,174
Syndicated RA	June 2027	BBSY + 2.65%	933,812	513,597
			$1,366,856	$751,771

(1) Represents the fair value of the Company’s real estate-related term loan investments.

(2) Outstanding balance is reflected net of $1.3 million of unamortized deferred financing costs.

8.
Unsecured Line of Credit

During July 2021, the Company increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to approximately $1.6 billion. The Line of Credit expires on May 11, 2024, at which time the Company may request additional one-year extensions thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of September 30, 2023, there were $760.5 million of borrowings outstanding on the Line of Credit. As of December 31, 2022, there were no outstanding borrowings on the Line of Credit.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2023	December 31, 2022
Derivative instruments	$831,851	$898,916
Held-for-sale assets	284,003	—
Intangible assets, net	230,680	283,716
Receivables	141,215	110,898
Equity securities	80,284	84,321
Prepaid expenses	35,169	20,985
Interest receivable	7,920	6,670
Deferred financing costs, net	6,740	10,984
Other	4,931	5,058
Total other assets	$1,622,793	$1,421,548

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Held-for-sale liabilities	$212,155	$—
Real estate taxes payable	110,000	85,955
Accounts payable and accrued expenses	85,718	95,467
Accrued interest expense	64,807	58,872
Intangible liabilities, net	61,349	70,367
Distributions payable	44,808	49,306
Tenant security deposits	44,112	50,694
Deferred tax liability	42,401	42,383
Derivative instruments	18,641	17,860
Right-of-use liability - operating leases	12,413	12,452
Deferred income	11,562	8,837
Deposits received on pending sales	8,000	—
Other taxes payable	4,094	6,475
Other	8,661	8,731
Total other liabilities	$728,721	$507,399

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	66		$9,614,528	1.6%	SOFR	2.4
Interest Rate Caps - Property debt	4		€158,845	1.1%	EURIBOR	1.0
Interest Rate Caps - Property debt	1	DKK	301,500	1.0%	CIBOR	2.9
Interest Rate Swaps - Property debt	2		$277,603	0.8%	SOFR	1.6
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.8
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.4
Total interest rate derivatives	78			1.6%		2.4

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67		$10,273,472	1.5%	LIBOR, SOFR	2.9
Interest Rate Caps - Property debt	3		€157,296	1.2%	EURIBOR	1.7
Interest Rate Caps - Property debt	1	DKK	301,500	1.0%	CIBOR	3.7
Interest Rate Swaps - Property debt	2		$269,115	0.8%	LIBOR	2.3
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.6
Interest Rate Swaps - Property debt	1	NOK	576,633	2.4%	NIBOR	5.2
Total interest rate derivatives	77			1.5%		2.9

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	September 30, 2023			December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	51		€568,877	48		€588,786
Buy USD/Sell DKK Forward	12	DKK	1,503,716	12	DKK	1,513,100
Buy USD/Sell AUD Forward	7	AUD	629,950	8	AUD	661,100
Buy USD/Sell NOK Forward	8	NOK	1,150,941	8	NOK	859,279
Buy USD/Sell GBP Forward	9		£395,456	5		£368,469

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate derivatives	$766,384	$842,895	$—	$—
Foreign currency forward contracts	65,467	56,021	18,641	17,860
Total derivatives	$831,851	$898,916	$18,641	$17,860

(1)
Included in Other assets in the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2023	2022
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(13,731)	$225,871
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(1,895)	11,506
Foreign Currency Forward Contracts	Unrealized gain(2)	21,497	100,837
Foreign Currency Forward Contracts	Realized (loss) gain(1)	(1,449)	36,723
Interest Rate Caps - Property debt	Realized gain(1)	4,748	—
Interest Rate Swaps - Property debt	Realized gain(1)	—	10,984
Total		$9,170	$385,921

		For the Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2023	2022
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(88,463)	$559,499
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(2,955)	26,050
Foreign Currency Forward Contracts	Unrealized gain(2)	10,249	163,480
Foreign Currency Forward Contracts	Realized gain(1)	1,588	46,040
Interest Rate Caps - Property debt	Realized gain(1)	6,528	—
Interest Rate Swaps - Property debt	Realized gain(1)	1,925	10,984
Total		$(71,128)	$806,053

(1)
Included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)
A portion of this amount is included in Income from investments in real estate debt and the remaining amount is included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

As of September 30, 2023, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2023
	Class T	Class S	Class D	Class I	Total
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912
Common stock shares issued (1)	12,504	794,388	(4,725)	3,265,512	4,067,679
Distribution reinvestment plan shares issued	36,190	948,038	79,607	970,189	2,034,024
Common stock shares repurchased	(139,792)	(10,889,677)	(659,557)	(13,842,080)	(25,531,106)
Independent directors’ restricted stock grant (2)	—	—	—	30,361	30,361
September 30, 2023	5,548,909	203,097,491	28,706,679	212,435,791	449,788,870

	Nine Months Ended September 30, 2023
	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	95,616	4,353,179	(142,011)	11,693,589	16,000,373
Distribution reinvestment plan shares issued	106,290	2,868,401	259,145	2,929,928	6,163,764
Common stock shares repurchased	(374,493)	(28,680,999)	(2,384,628)	(46,673,100)	(78,113,220)
Independent directors’ restricted stock grant (2)	—	—	—	30,361	30,361
September 30, 2023	5,548,909	203,097,491	28,706,679	212,435,791	449,788,870

__________

(1)
Includes exchanges between share classes
(2)
The independent directors’ restricted stock grant represents $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2023. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2023.

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

For the three months ended September 30, 2023, the Company repurchased 25,531,106 shares of common stock representing, a total of $639.2 million. For the three months ended September 30, 2022, the Company repurchased 14,659,490 shares of common stock representing, a total of $402.4 million. For the nine months ended September 30, 2023, the Company repurchased 78,113,220 shares of common stock representing, a total of $2.0 billion. For the nine months ended September 30, 2022, the Company repurchased 20,835,406 shares of common stock representing a total of $567.6 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0537)	(0.0537)	(0.0154)	—
Net distributions declared per share of common stock	$0.2568	$0.2568	$0.2951	$0.3105

	Nine Months Ended September 30, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1631)	(0.1631)	(0.0470)	—
Net distributions declared per share of common stock	$0.7684	$0.7684	$0.8845	$0.9315

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(11,263)	(6,241)	(17,504)
Distributions	(12,049)	(6,677)	(18,726)
Fair value allocation	2,598	1,439	4,037
Balance at September 30, 2023	$319,956	$177,298	$497,254

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2021	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of Operating Partnership units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP income allocation	949	487	1,436
Distributions	(8,429)	(4,175)	(12,604)
Fair value allocation	22,796	11,290	34,086
Balance at September 30, 2022	$250,043	$198,061	$448,104

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to 1.25% of the Company’s NAV, payable monthly as compensation for the services it provides to the Company. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three months ended September 30, 2023 and 2022, the Company incurred management fees of $37.3 million and $45.7 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred management fees of $119.0 million and $122.1 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2023, the Company issued 551,733 unregistered Class I shares to the Advisor as payment for the $14.5 million management fee accrued as of December 31, 2022. For the nine months ended September 30, 2023, the Company issued 4,207,721 unregistered Class I shares to the Advisor as payment for the management fee incurred through August 2023 and also had a payable of $12.2 million related to the management fee as of September 30, 2023, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance

Sheets. In October 2023, the Company issued 493,381 unregistered Class I shares to the Advisor as payment for the $12.2 million management fee accrued as of September 30, 2023. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2022, the Special Limited Partner earned a performance participation interest of $102.3 million, which was paid to the Special Limited Partner in the form of approximately 3.9 million Class I units of the Operating Partnership, effective January 1, 2023. During the three and nine months ended September 30, 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved. During the three and nine months ended September 30, 2022, the Company recognized $36.3 million and $175.8 million, respectively, of performance participation allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of September 30, 2023, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $560.2 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

Repurchase of Advisor and Certain Director Shares

During the three and nine months ended September 30, 2023, the Company repurchased outside of its share repurchase plan 819,419 and 2,422,379 Class I shares held by the Advisor and certain directors for total consideration of $20.4 million and $61.8 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased outside of its share repurchase plan 1,546,972 and 1,613,764 Class I shares held by the Advisor for total consideration of $42.5 million and $44.3 million, respectively.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued stockholder servicing fee	$330,019	$413,004
Performance participation allocation	—	102,348
Accrued management fee	12,215	14,531
Accrued affiliate service provider expenses	2,575	2,659
Advanced organization and offering costs	1,925	3,017
Advanced operating expenses	1,406	1,555
Total	$348,140	$537,114

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three and nine months ended September 30, 2023, the Company incurred approximately $6.8 million and $18.6 million, respectively, of expenses due to Highmark Residential in connection with its investments. During the three and nine months ended September 30, 2022, the Company incurred approximately $5.0 million and $11.7 million, respectively, of expenses due to Highmark Residential in connection with its investments. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three and nine months ended September 30, 2023, the amounts incurred for services provided by RFF were $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by RFF were $0.3 million and $0.6 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and nine months ended September 30, 2023, the amounts incurred for services provided by Essex were $1.0 million and $1.2 million, respectively. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by Essex were $1.3 million and $4.5 million, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail properties the Company acquires. During the three and nine months ended September 30, 2023, the Company has incurred approximately $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company incurred an insignificant amount, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2023, the amounts incurred for services provided were an insignificant amount and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the amounts incurred for services provided were $0.1 million and $0.4 million, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and nine months ended September 30, 2023, the Company has incurred approximately $0.2 million and $0.5 million of expenses for services provided, respectively. During the three and nine months ended September 30, 2022, the Company incurred approximately $0.1 million.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and nine months ended September 30, 2023, the amount incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.2 million, respectively.

Advanced operating expenses

As of September 30, 2023 and 2022, the Advisor had advanced an insignificant amount and approximately $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended September 30, 2023 and 2022, the Advisor had incurred approximately $2.4 million and $4.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the nine months ended September 30, 2023 and 2022, the Advisor had incurred approximately $9.9 million and $10.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.
Commitments and Contingencies

As of September 30, 2023 and December 31, 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2023 ($ in thousands):

Year	Operating Lease
2023 (remaining)	$172
2024	686
2025	712
2026	714
2027	714
Thereafter	25,781
Total undiscounted future lease payments	28,779
Difference between undiscounted cash flows and discounted cash flows	(16,366)
Total lease liability	$12,413

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of September 30, 2023, the weighted average remaining lease term of the Company’s operating leases was 36 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments	$380,157	$376,684	$1,164,163	$990,525
Variable lease payments	38,141	39,638	121,407	105,902
Rental revenue	$418,298	$416,322	$1,285,570	$1,096,427

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties ($ in thousands) as of September 30, 2023. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023 (remaining)	$77,839
2024	291,968
2025	265,781
2026	231,155
2027	198,650
Thereafter	572,743
Total	$1,638,136

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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2023	December 31, 2022
Multifamily	$15,635,689	$16,663,050
Single-family rental	421,201	1,357,576
Industrial	3,139,497	3,180,764
Office	1,661,947	1,589,368
Self-storage	360,317	366,299
Investments in real estate debt	1,577,948	1,657,663
Other properties(1)	1,197,508	1,225,052
Other (Corporate)	222,088	725,081
Total assets	$24,216,195	$26,764,853

(1)
Other properties includes hospitality, medical office, retail and net-lease properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,020	$7,955	$53,163	$39,347	$7,005	$8,808	$—	$418,298
Other revenue	2,816	—	—	54	46	11,834	—	14,750
Total revenues	304,836	7,955	53,163	39,401	7,051	20,642	—	433,048
Expenses:
Property operating	140,635	5,753	14,117	15,445	2,872	10,300	—	189,122
Total segment expenses	140,635	5,753	14,117	15,445	2,872	10,300	—	189,122
Loss from unconsolidated real estate ventures	—	—	—	—	—	(241)	—	(241)
Income from investments in real estate debt	—	—	—	—	—	—	42,318	42,318
Segment net operating income	$164,201	$2,202	$39,046	$23,956	$4,179	$10,101	$42,318	$286,003

General and administrative								(10,102)
Management fees								(37,347)
Impairment of investments in real estate								(3,667)
Depreciation and amortization								(203,561)
Net gain on dispositions of real estate								67,374
Interest expense								(145,273)
Other expense, net								(10,104)
Net loss								$(56,677)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,127)
Net loss attributable to non-controlling interests in Operating Partnership								2,737
Net loss attributable to stockholders								$(55,067)

The following table sets forth the financial results by segment for the three months ended September 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$292,886	$19,516	$50,576	$37,307	$7,019	$9,018	$—	$416,322
Other revenue	3,191	—	23	98	—	11,132	—	14,444
Total revenues	296,077	19,516	50,599	37,405	7,019	20,150	—	430,766
Expenses:
Property operating	129,889	9,757	12,060	14,516	2,677	9,788	—	178,687
Total segment expenses	129,889	9,757	12,060	14,516	2,677	9,788	—	178,687
Income from unconsolidated real estate ventures	—	—	—	—	—	11,054	—	11,054
Income from investments in real estate debt	—	—	—	—	—	—	63,290	63,290
Segment net operating income	$166,188	$9,759	$38,539	$22,889	$4,342	$21,416	$63,290	$326,423

General and administrative								(11,549)
Management fees								(45,697)
Performance participation allocation								(36,306)
Depreciation and amortization								(219,005)
Interest expense								(120,621)
Other income, net								241,102
Net income								$134,347
Net income attributable to non-controlling interests in consolidated joint ventures								(1,390)
Net income attributable to non-controlling interests in Operating Partnership								(4,282)
Net income attributable to stockholders								$128,675

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$919,479	$48,906	$155,179	$114,309	$20,588	$27,109	$—	$1,285,570
Other revenue	7,538	—	—	241	116	37,671	—	45,566
Total revenues	927,017	48,906	155,179	114,550	20,704	64,780	—	1,331,136
Expenses:
Property operating	417,746	29,979	39,906	44,629	8,160	30,974	—	571,394
Total segment expenses	417,746	29,979	39,906	44,629	8,160	30,974	—	571,394
Loss from unconsolidated real estate ventures	—	—	—	—	—	(786)	—	(786)
Income from investments in real estate debt	—	—	—	—	—	—	115,841	115,841
Segment net operating income	$509,271	$18,927	$115,273	$69,921	$12,544	$33,020	$115,841	$874,797

General and administrative								(32,538)
Management fees								(118,970)
Impairment of investments in real estate								(188,804)
Depreciation and amortization								(612,924)
Net gain on dispositions of real estate								188,632
Interest expense								(437,898)
Other expense, net								(86,455)
Net loss								$(414,160)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,207)
Net loss attributable to non-controlling interests in Operating Partnership								17,504
Net loss attributable to stockholders								$(397,863)

The following table sets forth the financial results by segment for the nine months ended September 30, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$764,712	$53,677	$128,276	$101,842	$19,729	$28,191	$—	$1,096,427
Other revenue	9,067	—	46	300	—	34,779	—	44,192
Total revenues	773,779	53,677	128,322	102,142	19,729	62,970	—	1,140,619
Expenses:
Property operating	330,517	24,378	33,009	39,600	7,310	29,291	—	464,105
Total segment expenses	330,517	24,378	33,009	39,600	7,310	29,291	—	464,105
Income from unconsolidated real estate ventures	—	—	—	—	—	11,774	—	11,774
Income from investments in real estate debt	—	—	—	—	—	—	99,634	99,634
Segment net operating income	$443,262	$29,299	$95,313	$62,542	$12,419	$45,453	$99,634	$787,922

General and administrative								(32,974)
Management fees								(122,081)
Performance participation allocation								(175,776)
Depreciation and amortization								(649,347)
Interest expense								(306,743)
Other income, net								555,352
Net income								$56,353
Net income attributable to non-controlling interests in consolidated joint ventures								(2,745)
Net income attributable to non-controlling interests in Operating Partnership								(1,436)
Net income attributable to stockholders								$52,172

16.
Subsequent Events

Financing and Capital Activity

During the period from October 1, 2023 through November 13, 2023, the Company raised an aggregate of $0.1 billion in the Company’s third public offering and repurchased $0.4 billion of common stock through its share repurchase plan.

During the period from October 1, 2023 through November 13, 2023, the Company received $255.0 million of net borrowings on its line of credit.

Asset Dispositions

During the period from October 1, 2023 through November 13, 2023, the Company received $0.1 billion of net proceeds from sales of investments in real estate debt and equity securities.

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

As of November 13, 2023, we had received net proceeds of $13.7 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

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

Recent Developments

Business Outlook

Our portfolio continues to be more than 90% invested in asset classes with strong underlying fundamentals and performance. More than 85% of our portfolio is invested in rental housing, industrial, and floating-rate loans. In addition, 76% of our portfolio continues to be located across growth markets in the Southeast and Southwest U.S., while another 11% is located in international markets for diversification.

Rental housing assets continue to experience strong rental demand on the back of a healthy job market, elevated wage growth (particularly in lower income households who are more likely to rent vs. own), healthy household formation growth (above pre-COVID levels), and high barriers to home ownership (including 8% mortgage rates and limited for-sale product). We believe that our portfolio has performed well due to our emphasis on relative affordability compared to both home ownership and newly constructed properties (with average rents of approximately $1,520/month) and targeted locations in suburban markets throughout the Sunbelt, which are seeing less new supply than urban locations.

Demand for industrial property types remains near all-time high levels and tailwinds from e-commerce growth, supply chain resiliency, and recent manufacturing and infrastructure spending continue to support fundamentals. We believe that our portfolio has performed well due to our emphasis on infill or last-mile locations and small-to-mid bay/light industrial assets, while largely avoiding bulk/regional distribution centers in suburban locations which have seen a substantial amount of the new supply concentration.

We believe that our balance sheet remains an asset to investors in the current environment. We have emphasized downside protection with close to 100% of our secured property debt currently being effectively fixed and having five years of duration remaining. At present, our portfolio has an average cost of debt of 3.5% with limited near-term loan maturities. In addition, assuming all available extension options, we have less than 1% of our debt maturing in 2023, 1% in 2024, and 6% in 2025. The major pain point for most investors in this environment is maturing debt or unhedged interest rates, and we are well positioned from this perspective.

September repurchase requests were 3.3% of NAV, therefore 31.3% of each investor’s share repurchase requests were satisfied. Our structure continues to provide investors with liquidity, as it was designed. Investors who started redeeming in November 2022, when redemption requests were first prorated, have received more than 99% of their investment back through September 30, 2023. Investors who began redeeming in June 2023 (just four months ago) have received approximately 90% of their investment back through September 30, 2023. Repurchase requests declined by 16% month-over-month in September.

As of the end of September 2023, we maintained access to approximately $1.4 billion of liquidity, representing approximately 12% of NAV, in the form of cash, marketable securities, and lines of credit.

Our business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, inflationary concerns, actual or perceived instability in the U.S. banking system, market volatility and other geopolitical risks arising from the outbreak of the Israel-Hamas war, the ongoing Russia-Ukraine war and additional COVID-19 variants. The uncertainty of the economy as it is recovering from these concerns could further destabilize the financial markets and geographies in which we operate.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q3 2023 Highlights

Operating Results:

•
Declared monthly net distributions totaling $136.7 million for the three months ended September 30, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.1%	4.1%	4.8%	5.0%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(3.1%)	(3.1%)	(2.7%)	(2.6%)
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(6.4%)	(6.4%)	(4.1%)	N/A
Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	9.4%	9.3%	9.6%	10.1%
Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	8.6%	8.5%	9.3%	N/A

Investments:

•
Sold three multifamily properties and 1,910 single-family rental units for total net proceeds of $254.0 million during the three months ended September 30, 2023.

Financing Activity:

•
Received net borrowings of $268.5 million from our unsecured line of credit during the three months ended September 30, 2023.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of September 30, 2023:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of September 30, 2023:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of September 30, 2023 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the nine months ended September 30, 2023	Percentage of Segment Revenue
Multifamily	285	67,358 units	95%	$16,480,890	$927,017	70%
Single-family rental	N/A (3)	1,032 units	88%	359,711	48,906	3%
Industrial	163	23.56 sq. ft.	98%	3,487,026	155,179	12%
Office	20	3.90 sq. ft.	91%	1,670,204	114,550	9%
Self-storage	26	1.90 sq. ft.	88%	391,600	20,704	2%
Other (4)	14	N/A (5)	N/A	720,752	64,780	4%
Total	508			$23,110,183	$1,331,136	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended September 30, 2023.
(2)
Based on fair value as of September 30, 2023.
(3)
Includes a 100% interest in a subsidiary with 119 single-family rental units and a 95% interest in a consolidated joint venture with 913 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.14 million sq. ft. across our medical office, retail and net-lease properties and 1,057 keys at our consolidated hospitality properties.

The following table provides information regarding our portfolio of real estate properties as of September 30, 2023:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	99%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	95%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	95%
Thornton Apartments	1	Alexandria, VA	October 2019	100%	439	96%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	94%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	93%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	92%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	95%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	94%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	94%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	94%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	93%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	93%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	93%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	97%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	96%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	95%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	94%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	94%
Total Multifamily	285				67,358
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	913	91%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	119	67%
Total Single-Family Rental	N/A (3)(4)				1,032
Industrial:
Midwest Industrial Portfolio	32	IL, IN, OH, WI	November 2019	95%	3.95	96%
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	93%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	99%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	97%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	99%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	163				23.56
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	75%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	88%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other:
U.S. Select Service Portfolio	8	FL, CO, TN, OH, AR	January 2019	100%	1,057	81%
Fort Lauderdale Hotel (6)	1	Fort Lauderdale, FL	March 2019	43%	236	71%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	82%
Comfort Hotel Vesterbro	1	Copenhagen, Denmark	September 2021	100%	0.14	100%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (6)	196	Various	July 2022	45%	24,935	83%
Total Other	211				N/A (5)

Total Investment Properties	705

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2023.
(3)
Includes a 95% interest in 913 consolidated single-family rental units.
(4)
Includes a 100% interest in 119 single-family rental units.
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

During the three months ended September 30, 2023, we recognized an aggregate of $3.7 million of impairment charges on two hospitality properties. During the nine months ended September 30, 2023, we recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties. The estimated fair values of the impaired properties held as of September 30, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts, as we are considering a potential disposition of these investments in the near term. During the three and nine months ended September 30, 2022, we did not recognize any impairments on investments in real estate.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of September 30, 2023 ($ in thousands):

		September 30, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.50%	February 2037	$255,466	$250,111
Term loans	2	B + 4.96%	January 2027	1,461,417	1,327,837
Total investments in real estate debt	8	B + 4.89%	July 2028	$1,716,883	$1,577,948

(1)
The symbol “B” refers to the relevant benchmark rates, which includes one-month SOFR, three-month BBSY and SONIA, as applicable to each security and loan.
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

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of September 30, 2023:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of September 30, 2023 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2023 (remaining)	$6,093	2%	$674	0%	$809	0%	$7,576	2%
2024	22,979	7%	6,810	2%	2,915	1%	32,704	10%
2025	24,761	7%	8,070	2%	2,587	1%	35,418	10%
2026	24,568	7%	13,289	4%	3,024	1%	40,881	12%
2027	25,901	8%	13,443	4%	1,939	1%	41,283	13%
2028	12,700	4%	12,746	4%	10,002	3%	35,448	11%
2029	8,669	3%	5,535	2%	1,467	0%	15,671	5%
2030	11,600	3%	17,700	5%	1,636	0%	30,936	8%
2031	4,180	1%	23,054	7%	1,774	1%	29,008	9%
2032	3,393	1%	7,318	2%	966	0%	11,677	3%
Thereafter	13,194	4%	33,772	10%	10,144	3%	57,110	17%
Total	$158,038	47%	$142,411	42%	$37,263	11%	$337,712	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$418,298	$416,322	$1,976
Other revenue	14,750	14,444	306
Total revenues	433,048	430,766	2,282
Expenses
Property operating	189,122	178,687	10,435
General and administrative	10,102	11,549	(1,447)
Management fees	37,347	45,697	(8,350)
Performance participation allocation	—	36,306	(36,306)
Impairment of investments in real estate	3,667	—	3,667
Depreciation and amortization	203,561	219,005	(15,444)
Total expenses	443,799	491,244	(47,445)
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(241)	11,054	(11,295)
Income from investments in real estate debt	42,318	63,290	(20,972)
Net gain on dispositions of real estate	67,374	—	67,374
Interest expense	(145,273)	(120,621)	(24,652)
Other (expense) income, net	(10,104)	241,102	(251,206)
Total other (expense) income	(45,926)	194,825	(240,751)
Net (loss) income	(56,677)	134,347	(191,024)
Net income attributable to non-controlling interests in consolidated joint ventures	(1,127)	(1,390)	263
Net loss (income) attributable to non-controlling interests in Operating Partnership	2,737	(4,282)	7,019
Net (loss) income attributable to stockholders	$(55,067)	$128,675	$(183,742)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2023 and 2022, rental revenue was $418.3 million and $416.3 million, respectively. The increase in rental revenue was driven by an increase in average rental rates for multifamily and industrial assets for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 offset by the impact of current year asset sales.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended September 30, 2023 and 2022, other revenue was $14.8 million and $14.4 million, respectively, resulting in a year over year increase of $0.3 million.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2023 and 2022, property operating expenses were $189.1 million and $178.7 million, respectively. The increase was driven primarily by an increase in insurance and real estate tax expenses and was partially offset by current year asset sales.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2023, general and administrative expenses decreased $1.4 million compared to the three months ended September 30, 2022 and was primarily driven by a reduction in transaction activity.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2023 and 2022, management fees were $37.3 million and $45.7 million, respectively. The decrease was primarily due to the reduction in our average NAV from September 30, 2022 to September 30, 2023.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended September 30, 2023, there was no performance participation allocation as the return hurdle was not achieved. During the three months ended September 30, 2022, the performance participation allocation was $36.3 million.

During the three months ended September 30, 2023, the Company recognized an aggregate $3.7 million of impairment charges on two hospitality properties in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three months ended September 30, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2023 and 2022, depreciation and amortization expenses were $203.6 million and $219.0 million, respectively. The decrease was driven by a reduction in amortization of in-place lease intangible assets and a reduction in depreciation expense due to asset dispositions during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other (Expense) Income, net

During the three months ended September 30, 2023 and 2022, income from investments in real estate debt was $42.3 million and $63.3 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by changes in FX rates on our two non-USD term loan investments.

During the three months ended September 30, 2023, we recorded $67.4 million of net gains from the disposition of three multifamily properties and 1,910 single-family rental units. During the three months ended September 30, 2022, we did not dispose of any of our investments in real estate.

During the three months ended September 30, 2023 and 2022, interest expense was $145.3 million and $120.6 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due an increase in borrowings on our unsecured line of credit, as well as an increase in floating rate benchmark rates resulting in additional interest expense on our borrowings.

During the three months ended September 30, 2023 and 2022, other (expense) income, net was ($10.1) million and $241.1 million, respectively. These results were primarily driven by unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($15.6) million during the three months ended September 30, 2023 compared to unrealized gains relating to the changes in fair value of our interest rate caps and swaps of $237.4 million during the three months ended September 30, 2022. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

	For the Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$1,285,570	$1,096,427	$189,143
Other revenue	45,566	44,192	1,374
Total revenues	1,331,136	1,140,619	190,517
Expenses
Property operating	571,394	464,105	107,289
General and administrative	32,538	32,974	(436)
Management fees	118,970	122,081	(3,111)
Performance participation allocation	—	175,776	(175,776)
Impairment of investments in real estate	188,804	—	188,804
Depreciation and amortization	612,924	649,347	(36,423)
Total expenses	1,524,630	1,444,283	80,347
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(786)	11,774	(12,560)
Income from investments in real estate debt	115,841	99,634	16,207
Net gain on dispositions of real estate	188,632	—	188,632
Interest expense	(437,898)	(306,743)	(131,155)
Other (expense) income, net	(86,455)	555,352	(641,807)
Total other (expense) income	(220,666)	360,017	(580,683)
Net (loss) income	(414,160)	56,353	(470,513)
Net income attributable to non-controlling interests in consolidated joint ventures	(1,207)	(2,745)	1,538
Net loss (income) attributable to non-controlling interests in Operating Partnership	17,504	(1,436)	18,940
Net (loss) income attributable to stockholders	$(397,863)	$52,172	$(450,035)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the nine months ended September 30, 2023 and 2022, rental revenue was $1,285.6 million and $1,096.4 million, respectively. The increase in rental revenue was driven by the overall growth in our portfolio as well as an increase in average rental rates for multifamily and industrial assets for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the nine months ended September 30, 2023 and 2022, other revenue was $45.6 million and $44.2 million, respectively. The increase in other revenue was driven primarily by an increase in occupancy within our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the nine months ended September 30, 2023 and 2022, property operating expenses were $571.4 million and $464.1 million, respectively. The increase was driven primarily by an increase in insurance and real estate tax expenses and was partially offset by current year asset sales.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the nine months ended September 30, 2023, general and administrative expenses decreased $0.4 million compared to the nine months ended September 30, 2022 and was primarily driven by a reduction in transaction activity.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2023 and 2022, management fees were $119.0 million and $122.1 million, respectively. The decrease was due to the reduction in our average NAV for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the nine months ended September 30, 2023, there was no performance participation allocation as the return hurdle was not achieved. During the nine months ended September 30, 2022, the performance participation allocation was $175.8 million.

During the nine months ended September 30, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related primarily to single-family rental properties. During the nine months ended September 30, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2023 and 2022, depreciation and amortization expenses were $612.9 million and $649.3 million, respectively. The decrease was driven by a reduction in amortization of in-place lease intangible assets during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other (Expense) Income, net

During the nine months ended September 30, 2023 and 2022, income from investments in real estate debt was $115.8 million and $99.6 million, respectively, which consisted of interest income, realized losses, and unrealized gains/losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily driven by an increase in floating rate benchmark rates resulting in additional interest income on our term loans.

During the nine months ended September 30, 2023, we recorded $188.6 million of net gains from the disposition of nine multifamily properties, one industrial property, and 2,183 single-family rental units. During the nine months ended September 30, 2022, we did not dispose of any of our investments in real estate.

During the nine months ended September 30, 2023 and 2022, interest expense was $437.9 million and $306.7 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, revolving credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the growth in our portfolio of real estate and investments in real estate debt and the related indebtedness on such investments, an increase in borrowings on our unsecured line of credit, as well as an increase in floating rate benchmark rates resulting in additional interest expense on our borrowings.

During the nine months ended September 30, 2023 and 2022, other (expense) income, net was ($86.5) million and $555.4 million, respectively. These results were primarily driven by unrealized losses of ($91.4) million during the nine months ended September 30, 2023, compared to unrealized gains of $585.5 million during the nine months ended September 30, 2022, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. These results were partially offset by unrealized losses of $44.7 million recognized on our investments in equity securities during the nine months ended September 30, 2022, compared to unrealized gains of $4.5 million recognized during the nine months ended September 30, 2023.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net (loss) income attributable to stockholders ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to stockholders	$(55,067)	$128,675	$(397,863)	$52,172
Adjustments to arrive at FFO:
Real estate depreciation and amortization	203,561	219,005	612,924	649,347
Impairment of investments in real estate	3,667	—	188,804	—
Investment in unconsolidated real estate ventures – depreciation and amortization	13,478	4,640	39,621	5,040
Net gain on dispositions of real estate	(67,374)	—	(188,632)	—
Amount attributable to non-controlling interests for above adjustments	(873)	(1,325)	(3,334)	(3,956)
FFO attributable to stockholders	97,392	350,995	251,520	702,603
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(2,569)	(2,415)	(9,703)	(9,036)
Deferred income amortization	(4,649)	(2,531)	(11,309)	(7,132)
Amortization of above- and below-market lease intangibles, net	(1,025)	(895)	(2,943)	(2,332)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(12,521)	(297,745)	64,751	(640,881)
Foreign currency loss	23,353	54,589	16,430	93,514
Non-cash performance participation allocation	—	36,306	—	175,776
Amortization of deferred financing costs	9,324	9,895	24,631	27,249
Amortization of restricted stock awards	210	206	630	619
Amount attributable to non-controlling interests for above adjustments	11	1,828	(410)	4,065
AFFO attributable to stockholders	$109,526	$150,233	$333,597	$344,445

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2023 ($ and shares/units in thousands):

Components of NAV	September 30, 2023
Investments in real estate	$23,615,699
Investments in real estate debt	1,578,224
Cash and cash equivalents	267,576
Restricted cash	271,486
Other assets	1,096,618
Debt obligations	(13,118,457)
Secured financings on investments in real estate debt	(730,463)
Subscriptions received in advance	(12,928)
Other liabilities	(1,207,482)
Performance participation accrual	—
Management fee payable	(12,204)
Accrued stockholder servicing fees(1)	(3,787)
Non-controlling interests in consolidated joint ventures	(89,010)
Net asset value	$11,655,272
Number of outstanding shares/units	469,891

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2023, we have accrued under GAAP $330.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$5,061,879	$138,353	$702,982	$5,254,804	$497,254	$11,655,272
Number of outstanding shares/units	203,097	5,549	28,707	212,436	20,102	469,891
NAV Per Share/Unit as of September 30, 2023	$24.92	$24.93	$24.49	$24.74	$24.74

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2023 valuations, based on property types. Once we own more than one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.6%	5.3%
Single-Family Rental	6.9%	5.6%
Industrial	6.9%	5.5%
Office	7.7%	6.3%
Other	8.4%	6.9%

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

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+1.9%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+2.8%	+3.1%	+2.6%	+2.3%
(weighted average)	0.25% increase	(2.8)%	(2.6)%	(2.9)%	(2.4)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2023
Total stockholders’ equity under GAAP	$7,882,311
Redeemable non-controlling interests	497,254
Total partners’ capital of Operating Partnership	8,379,565
Adjustments:
Accrued stockholder servicing fee	326,232
Advanced organization and offering costs and Advanced operating expenses	1,856
Unrealized net real estate and real estate debt appreciation	893,253
Accumulated depreciation and amortization	2,054,366
NAV	$11,655,272

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.9315 per share for the nine months ended September 30, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2023:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2023	$0.0844	$0.0844	$0.0980	$0.1035
February 28, 2023	0.0864	0.0864	0.0986	0.1035
March 31, 2023	0.0845	0.0845	0.0980	0.1035
April 30, 2023	0.0855	0.0855	0.0983	0.1035
May 31, 2023	0.0851	0.0851	0.0982	0.1035
June 30, 2023	0.0857	0.0857	0.0983	0.1035
July 31, 2023	0.0854	0.0854	0.0983	0.1035
August 31, 2023	0.0854	0.0854	0.0983	0.1035
September 30, 2023	0.0860	0.0860	0.0985	0.1035
Total	$0.7684	$0.7684	$0.8845	$0.9315

The following table summarizes our distributions declared during the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Amount	%	Amount	%
Distributions
Payable in cash	$281,211	66%	$248,710	62%
Reinvested in shares	144,896	34%	151,683	38%
Total distributions	$426,107	100%	$400,393	100%

Sources of Distributions
Cash flows from operating activities(1)	$426,107	100%	$400,393	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$426,107	100%	$400,393	100%

Cash flows from operating activities	$430,783		$475,955
Funds from operations	$251,520		$702,603

(1)
As of September 30, 2023, our inception to date cash flows from operating activities funded 100% of our distributions.

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with approximately $1.4 billion of liquidity as of September 30, 2023, comprised of $0.8 billion of an undrawn unsecured Line of Credit, $0.3 billion of cash on hand, and approximately $0.3 billion in investments in real estate-related debt securities and real estate-related equity securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three and nine months ended September 30, 2023, we raised $0.1 billion and $0.4 billion of gross proceeds in our public offering, respectively. In addition, for the three and nine months ended September 30, 2023, we have repurchased $0.6 billion and $2.0 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt securities and real estate-related equity securities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2023, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of September 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.13%	January 2031	N/A	$3,200,228	$3,843,346
Total fixed rate loans				3,200,228	3,843,346
Variable rate loans
Floating rate mortgages	B + 1.86%	June 2027	N/A	9,916,307	10,445,553
Variable rate revolving credit facility(5)	B + 1.85%	December 2023	$800,000	175,000	175,000
Total variable rate loans				10,091,307	10,620,553
Total loans secured by the Company’s properties				13,291,535	14,463,899

Secured financings on investments in real estate debt	B + 2.71%	March 2027	$730,463	730,463	751,771
Unsecured Line of Credit(6)	B + 2.50%	May 2024	$1,550,000	760,500	—
Total Indebtedness				$14,782,498	$15,215,670

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, NYFED 30 day SOFR, three-month EURIBOR and three-month CIBOR, as applicable to each loan.
(2)
For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)
The majority of our mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a total of $204.3 million of mortgage loans (excluding deferred financing costs) on properties classified as held-for-sale as of September 30, 2023. As of December 31, 2022, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
Our revolving credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the revolving credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the Line of Credit facility is guaranteed by us.

During the period from October 1, 2023 through November 13, 2023, we raised an aggregate of $0.1 billion in our third public offering and repurchased $0.4 billion of common stock under our share repurchase plan. In October 2023, we received repurchase requests equal to 4.5% of our aggregate monthly NAV and honored all repurchase requests for October 2023 on a pro-rata basis up to the 2% monthly limitation. As such, 44.9% of each stockholder’s share repurchase requests were satisfied in October 2023.

During the period from October 1, 2023 through November 13, 2023, we received $255.0 million of net borrowings on our line of credit.

During the period from October 1, 2023 through November 13, 2023, the Company received $0.1 billion of net proceeds from sales of investments in real estate debt and equity securities.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands)]:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows provided by operating activities	$430,783	$475,955
Cash flows provided by (used in) investing activities	1,432,128	(6,502,726)
Cash flows (used in) provided by financing activities	(2,254,406)	6,300,058
Effect of exchange rate changes	952	(10,900)
Net change in cash and cash equivalents and restricted cash	$(390,543)	$262,387

Cash flows provided by operating activities decreased by approximately $45.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease is primarily attributable to an increase in net interest expense during the period, offset by an increase in property operating income.

Cash flows from investing activities increased by approximately $7.9 billion during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a decrease of $5.1 billion in acquisitions of real estate, a decrease of $1.1 billion related to investments in real estate debt, and an increase of $1.5 billion in proceeds from dispositions of real estate investments.

Cash flows from financing activities decreased by approximately $8.6 billion during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $4.0 billion decrease in net proceeds from the issuance of our common stock, a $1.4 billion increase in repurchases of common stock, a decrease of $3.1 billion of net debt borrowings, and a $0.1 billion decrease in subscriptions received in advance.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, rising oil prices and other geopolitical risks arising from the outbreak of the Israel-Hamas war, the ongoing Russia-Ukraine war and additional COVID-19 variants, have resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate revolving credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $11.6 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.3 billion as of September 30, 2023 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2023, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $0.2 million and $0.6 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of September 30, 2023, we held $1.6 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2023, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.4 million and $1.2 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2023, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $157.8 million.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. On April 3, 2023, the FCA announced that it will compel the ICE Benchmark Administration to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has formally recommended SOFR as its preferred alternative rate for LIBOR). Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. As of September 30, 2023, the Company has transitioned substantially all of its variable-rate mortgage notes and derivative instruments from LIBOR to SOFR. For the three and nine months ended September 30, 2023, the Company recognized $6.6 million and $8.6 million, respectively, of income associated with payments received on derivative instruments impacted by the changes in the interest rate used for discounting or contract price alignment.

At this time, it is not possible to predict how markets will respond to SOFR, BBSY, SONIA, or other alternative reference rates as the transition away from USD LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings for the contracts still pending transition.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2023, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 1,012,744 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2023 and August 2023. Additionally, we issued 493,381 unregistered Class I shares to the Advisor in October 2023 in satisfaction of the September 2023 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares Pending
	Total Number	Average	as Part of Publicly	Repurchases Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)	per Share	or Programs	Plans or Programs (2)
July 2023(2)	5,299,761	$25.40	5,299,761	—
August 2023(2)	9,774,107	$24.95	9,774,107	—
September 2023(2)	10,457,238	$24.91	10,457,238	—
Total	25,531,106	$25.02	25,531,106	—

(1)
Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $610.1 million of Class T, Class S, Class D and Class I shares based on our June 30, 2023 NAV in the third quarter of 2023 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
In July 2023, we received repurchase requests equal to 3.6% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for July 2023 on a pro rata basis up to the 2% monthly limitation. As such, 55.3% of each stockholder’s repurchase request was satisfied in July 2023. In August 2023, we received repurchase requests equal to 3.9% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for August 2023 on a pro rata basis up to the 2% monthly limitation. As such, 51.3% of each stockholder’s repurchase request was satisfied in August 2023. In September 2023, we received repurchase requests equal to 3.3% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for September 2023 on a pro rata basis up to the 5% quarterly limitation resulting in 1.0% of June 30, 2023 NAV being honored. As such, 31.3% of each stockholder’s share repurchase requests were satisfied in September 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Advisory Agreement Renewal

On November 9, 2023, our board of directors approved the renewal of the Advisory Agreement for a term of one year, commencing on December 15, 2023.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 13, 2023	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer and President (Principal Executive Officer)

November 13, 2023	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)