Form 10-K
period 2023-12-31
Starwood Real Estate Income Trust, Inc.
filed 2024-03-21
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56046

Starwood Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in Its Charter)

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. As of March 15, 2024, the issuer had the following shares outstanding: 5,181,829 shares of Class T common stock, 187,328,260 shares of Class S common stock, 26,474,013 shares of Class D common stock and 195,575,732 shares of Class I common stock.

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

Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases are subject to available liquidity and other significant restrictions, including monthly and quarterly repurchase limits. Since October 2022, repurchase requests have consistently exceeded the applicable monthly and/or quarterly limits of our share repurchase plan and may continue to do so in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
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
•
We are dependent on Starwood Capital and its affiliates, including Starwood REIT Advisors, L.L.C. (the “Advisor”), and their key personnel who provide services to us through the Advisory Agreement (defined below), and we may not find a suitable replacement for the Advisor if the Advisory Agreement is terminated, or for these key personnel if they leave Starwood Capital or otherwise become unavailable to us.
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

General Description of Business and Operations

We were formed on June 22, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. We are organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we also invest in real estate debt, including loans secured by real estate and real estate-related securities. We are the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. Substantially all of our business is conducted through the Operating Partnership. We and the Operating Partnership are externally managed by the Advisor, an affiliate of the Sponsor.

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

As of December 31, 2023, we owned 471 consolidated real estate properties, 1,016 single-family rental homes, two investments in unconsolidated real-estate ventures and 8 positions in real estate debt investments. We currently operate in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted.

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

As of March 21, 2024, we had received net proceeds of $13.9 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.

In December 2023, we announced that we, through the Operating Partnership, are commencing a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (the “DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased back by a wholly owned subsidiary of the Operating Partnership in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value option (the “FMV Option”) giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable any time after two years from the closing of the applicable DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquiror of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. Affiliates of the Advisor will receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares under our share repurchase plan and for other corporate purposes. As of March 21, 2024, we had not raised any proceeds from the DST Program.

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

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2023 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. Founded in 1991, Starwood Capital is generally regarded as one of the world’s leading private real estate investment firms, with approximately $115 billion in assets under management as of December 31, 2023. It has sponsored 17 private opportunistic real estate funds, 18 co-investment entities and eight public companies since its inception. Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

Our investment strategy is primarily to acquire stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, and subject to the investment limitations described herein, we also invest in real estate debt, including loans secured by real estate and real estate-related debt securities, and real estate-related equity securities. Our investments in real estate-related debt and equity securities provide us with current income, a source of liquidity for our share repurchase plan, cash management and other purposes.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We do not have a pre-determined operational period or the need to provide a “liquidity” event, potentially in an unfavorable market, at the end of that period.

Investments in Properties

To execute our investment strategy, we invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. These may include multifamily, single-family rental, industrial, office, and self-storage assets, as well as other property types, including, without limitation, retail, medical office, student housing, senior living, data centers, and manufactured housing properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

We do not designate specific sector allocations for the portfolio; rather we invest in markets or asset classes where we see the best opportunities that support our investment objectives.

Investments in Real Estate Debt

While our portfolio is principally comprised of properties, to a lesser extent, we also invest in real estate debt, including loans secured by real estate and real estate-related debt securities. An allocation of our overall portfolio to real estate debt may allow us to add sources of income and further diversify our portfolio.

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

We own a portfolio of real estate-related debt securities. Our real estate-related debt securities provide us with current income and a source of liquidity for our share repurchase plan and serve as a cash management strategy before investing offering proceeds into longer-term real estate assets. Our real estate-related debt securities investments focus on investments in commercial mortgage-backed securities (“CMBS”) and may include, to a lesser extent, agency and non-agency residential mortgage-backed securities (“RMBS”) and collateralized loan obligations (“CLOs”).

Goldman Sachs Asset Management, L.P. (“Goldman Sachs”) serves as a sub-advisor to the Advisor and acts as the investment manager for our portfolio of real estate-related debt securities. Goldman Sachs’ fee for its services is paid entirely by the Advisor and not by us.

Investments in Real Estate-Related Equity Securities

We also may invest in real estate-related equity securities investments, with a focus on non-controlling equity positions of public real estate-related companies, including preferred equity. We believe that our real estate-related equity securities help maintain liquidity to satisfy any stock repurchases we choose to make in any particular month and manage cash before investing subscription proceeds into properties while also seeking attractive investment returns.

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

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio of investments. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) our gross real estate assets (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related equity securities portfolios. For purposes of determining our gross real estate assets, we will include the asset values of the DST Properties due to the master lease structure, including the Operating Partnership’s FMV Option. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances or (iii) the financing liability resulting from the sale of DST Properties included in our NAV calculation. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

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

For the years ended December 31, 2023 and 2022, we had a GAAP (defined below) net loss attributable to stockholders of ($649.7) million and ($65.7) million, respectively, resulting in a GAAP net loss per share of common stock, basic and diluted, of ($1.39) for the year ended December 31, 2023 and ($0.14) for the year ended December 31, 2022. Our accumulated deficit and cumulative distributions as of December 31, 2023 and 2022 was ($2.5) billion and ($1.4) billion, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

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

In any particular month, we may choose to repurchase fewer shares than have been requested to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). Since October 2022, repurchase requests have consistently exceeded the monthly and/or quarterly limits and may continue to exceed such limits in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and military conflicts such as the war between Russia and Ukraine and the war between Israel and Hamas) could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Starwood Capital’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

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

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by the Advisor based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare quarterly update appraisals for each of our properties. For each month that is not a quarter-end, the Advisor will also conduct a monthly valuation of our properties that are reviewed by our independent valuation advisor for reasonableness. Likewise, our investments in real estate debt and real estate-related equity securities with readily available quotations are initially valued at cost, and thereafter are valued monthly at fair market value.

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

The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers, or the number of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. You should ask your broker-dealer or other financial professional about what reasonable alternatives exist for you, and how our offering compares to other types of investments (e.g. listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

The DST Program could subject us to liabilities from litigation or otherwise.

We, through the Operating Partnership, are launching the DST Program to raise capital in private placements exempt from registration under the Securities Act through the sale of DST Interests to “accredited investors” in specific DSTs holding one or more DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors. We, through a wholly owned subsidiary of the Operating Partnership, will hold long-term leasehold interests in each DST Property under a master lease, which will be fully guaranteed by the Operating Partnership. Under each master lease, we, through such subsidiary of the Operating Partnership or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease guaranteed by our Operating Partnership, negative performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the applicable DST Property subject to the master lease. Therefore, we may pay more for a DST Property upon the FMV Option exercise if it appreciates while held by the applicable DST than if we had not placed such property in the DST Program.

We may own DST Interest in DSTs owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with our DST Program, we may own DST Interests in DSTs owning one or more DST Properties that are subject to the terms of the agreements governing our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents used in connection with the DST Program, could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such cases, the investors who become limited partners in the Operating Partnership will generally still be tied to the applicable DST Property in terms of basis and built-in-gain. As a result, if a DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding repurchases or making additional investments.

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

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 10 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing wars between Russia and Ukraine and between Israel and Hamas;
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

We have co-invested and may continue to co-invest with Starwood Capital affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We may acquire non-controlling interests in joint ventures. Pursuant to the terms of our joint venture agreements, our joint venture partners may receive a promoted interest from the joint venture subject to agreed performance hurdles, which have the impact of reducing our profits from these joint venture investments. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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
•
under the joint venture arrangement, if we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so;
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

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we own. Our tenants may be negatively affected by continued disruptions in global supply chains, global economic and geopolitical events, military conflicts (including the war between Russia and Ukraine and the war between Israel and Hamas), natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. This risk may be magnified in the case of the ongoing war between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries, as well as the cessation of all business in Russia by many global companies. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

We may invest from time-to-time in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, political dynamics associated with the upcoming 2024 U.S. presidential election, a shutdown of the U.S. federal government as a result of Congressional inaction, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply, and labor shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and military conflicts (including the war between Russia and Ukraine and the war between Israel and Hamas), demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. This risk may be magnified in the case of the war between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

Subject to any limitations required to maintain our qualification as a REIT, we will enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives is subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

We have borrowings and interest rate derivatives indexed to the London Interbank Offered Rate (“LIBOR”), which is the subject of national, international and regulatory guidance and proposals for reform. In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR would cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. On April 3, 2023, the FCA announced that it will compel the ICE Benchmark Administration to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts.

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

Certain of our borrowings and interest rate derivatives are indexed to LIBOR. Factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on our investments and commercial mortgage loans, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our debt agreements depending on the applicable LIBOR setting. Such amendments could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement rates. Moreover, the elimination of LIBOR or changes to another index could result in mismatches with the interest rate of investments that we are financing. We are assessing the impact of the transition from LIBOR and the potential impact to our business cannot yet be determined.

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

There are several Other Starwood Accounts that have similar investment objectives and strategies to us. One Other Starwood Account, Starwood Property Trust, focuses primarily on originating, acquiring, financing and managing commercial mortgage loans, other commercial real estate debt investments and CMBS in both the United States and Europe. Starwood Property Trust has priority over us with respect to real estate debt investment opportunities. This priority will result in fewer real estate debt investment opportunities being made available to us. In addition, in its property segment, Starwood Property Trust acquires (i) commercial properties subject to net leases and other similar equity investments that have the characteristics of real estate debt investments (“debt-like equity investments”) and (ii) equity interests in stabilized commercial real estate properties. As of December 31, 2023, Starwood Property Trust’s portfolio (excluding the securitization VIEs) consisted of approximately $27.3 billion of assets (including approximately $1.0 billion in properties, net). To the extent that Starwood Property Trust seeks to invest in real estate equity investments, (i) Starwood Property Trust will have a priority over us with respect to debt-like equity investments, and (ii) we will have a priority over Starwood Property Trust with respect to any other real estate equity investments (single asset or portfolio acquisitions) where the total acquisition cost is less than or equal to $300 million. All other real estate equity investments in which Starwood Property Trust may invest are allocated in accordance with the investment allocation policy described above. Starwood Property Trust’s offering materials do not specify a date or time period at which it might be liquidated.

One Other Starwood Account is an opportunistic and value-add joint venture with a state pension plan. The joint venture has a $175 million commitment that generally targets investments that may be sourced by either party and that do not fit within an existing Starwood sponsored vehicle. Both parties must agree to such investment. The potential investment is not limited by targeted returns.

One Other Starwood Account, a separate account of approximately $250 million of unused capital, invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe. To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, we will have priority over such Other Starwood Account.

One Other Starwood Account, a private real estate debt fund (“US Debt Fund”) will focus primarily on U.S.-based senior secured and mezzanine floating-rate commercial real estate loans that are generally not secured by core or core-plus real estate, and real-estate related securities. We do not expect to target the same commercial real estate loans as this vehicle, but to the extent that we do during the US Debt Fund’s commitment period, US Debt Fund will have priority with respect to such investment opportunity, which will result in fewer real estate debt opportunities being made available to us.

One Other Starwood Account, a private real estate debt fund (“European Debt Fund”) generally targets performing debt investments related to properties in Europe. We do not expect to target the same commercial real estate loans as European Debt Fund, but to the extent that we do, European Debt Fund will have priority with respect to a minority portion of such European debt investment and, as such, will result in less of an investment opportunity being made available to us.

Finally, one Other Starwood Account, which we refer to as the “Select Opportunistic Starwood Account,” invests in “opportunistic” real estate, real estate debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and has priority over us with respect to such investment opportunities as of December 31, 2023. This Select Opportunistic Starwood Account had approximately $3.5 billion of unused investing capacity. The priority granted to this Select Opportunistic Starwood Account will result in fewer investment opportunities being made available to us. The Select Opportunistic Starwood Account, which was not fully invested as of December 31, 2023, had approximately $15.4 billion of gross assets under management (includes 100% of property value if controlled by the fund and its affiliates, otherwise shown as the fund’s proportionate share of property value).

Other than the priority rights described above, no Other Starwood Accounts have priority over us with respect to investment opportunities. However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner (subject to the priority rights described above) as required pursuant to our charter and the Advisory Agreement, the portfolio strategies employed by the Advisor, Starwood Capital or their affiliates in managing the Other Starwood Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Starwood Capital or their affiliates may also give advice to the Other Starwood Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Starwood Accounts. Such variation may create an incentive for Starwood Capital to allocate a greater percentage of an investment opportunity to us or such Other Starwood Accounts, as the case may be.

Our Advisor also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Advisor and the Dealer Manager earn fees from the DST Program.

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

Starwood Capital may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Starwood Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Starwood Capital determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Starwood Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Starwood Accounts will sell assets in a single transaction or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Starwood Capital could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, Starwood Capital will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Starwood Capital will have conflicting duties to us and Other Starwood Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Starwood Capital has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Starwood Accounts.

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

Starwood Capital reserves the right to raise and/or manage Other Starwood Accounts, including opportunistic, stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property, real estate debt and real estate-related equity securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts. The closing of an Other Starwood Account could result in the reallocation of Starwood Capital personnel, including reallocation of existing real estate professionals, to such Other Starwood Account. In addition, potential investments that may be suitable for us may be directed toward such Other Starwood Account.

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

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Such investments may be substantial and may take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our taxable REIT subsidiaries (“TRSs”), our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests that apply to REITs. In certain cases, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F income inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

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

We cannot assure stockholders that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation rather than a REIT. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our taxable income will include our allocable share of any taxable income from partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including any undistributed net capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Certain payments we make to our stockholders under our share repurchase plan may not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

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

In addition, as of January 1, 2024, we and our subsidiaries, in principle, would be subject to the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Rules (more commonly referred to as the “Pillar 2 Rules”) as promulgated by certain non-U.S. jurisdictions. The Pillar 2 Rules can potentially lead to additional taxes (“Top-Up Tax”) when the effective tax rate (as defined by the Pillar 2 Rules) in a jurisdiction is below 15%. The Pillar 2 Rules, however, do not apply to “Excluded Entities” and certain subsidiaries of Excluded Entities. We are currently analyzing our qualification as an Excluded Entity as a “Real Estate Investment Vehicle.” In the event we do not qualify as a Real Estate Investment Vehicle, Top-Up Taxes may apply beginning in fiscal year 2026 on our United States income and may be material. Safe harbor exceptions are expected to apply for the majority of our non-United States income, and for those entities that do not meet certain safe harbor tests, the impact to us as a whole is expected to be immaterial. It is noted that the Pillar 2 Rules are still yet to be implemented in most of the jurisdictions in which we operate. Developments will be monitored as guidance and local implementation progresses.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, under the Tax Cuts and Jobs Act, for taxable years beginning before January 1, 2026, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and qualified dividend income). Such non-corporate U.S. taxpayers are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a company externally managed by the Advisor, we rely on Starwood Capital’s information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers, to assist in conducting our businesses. Starwood Capital’s IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incidents, or a series of related cybersecurity incidents, that could adversely impact our financial condition, results of operations, cash flows or business strategy, including our ability to operate core business functions. In the last fiscal year, Starwood Capital continually monitored the risk landscape and did not experience any cybersecurity breaches, including malware and computer virus attacks that have materially affected, or are reasonably likely to materially affect our financial condition, results of operations, cash flows, or business strategy. For more information on our cybersecurity-related risks, see Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Starwood Capital considers cybersecurity risks, along with other top risks, within its Enterprise Risk Management (“ERM”) framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. Starwood Capital has implemented a cybersecurity program that employs various controls and activities aimed at identifying, protecting against, detecting, and responding to cybersecurity threats. These controls and activities include hardware and software inventory tracking, endpoint protection, and network security measures to safeguard our assets from unauthorized access and attacks. Starwood Capital prioritizes data protection through access management designed to permit access only by authorized personnel. Starwood Capital’s cybersecurity incident response plan, integrated into the ERM framework, outlines a structured process for handling information security incidents involving assets or data. It guides Starwood Capital’s cybersecurity incident response team in containing, eradicating, and recovering from incidents while minimizing damage and disruption. The plan includes a clearly defined notification framework ensuring timely communication with business and management teams based on the incident’s severity and potential impact. Additionally, Starwood Capital maintains a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents. The cybersecurity insurance policy covers both our company and other Starwood Capital affiliates.

Starwood Capital also periodically performs simulations and tabletop exercises at a management level and utilizes external resources and consultants, as needed. All employees of Starwood Capital are required to complete an annual computer-based Security Awareness Training Program that includes various topics on cybersecurity risk management best practices. This program educates users on how to identify information security threats and what actions should be taken in the event of a cybersecurity breach. Additionally, the employees of Starwood Capital are regularly tested with phishing campaigns reinforcing their awareness of email threats.

Annual risk assessments of Starwood Capital’s Information Security Program are conducted to identify emerging information security and third-party risks. In addition, periodic vulnerability assessments and penetration tests are conducted throughout the year to support the identification of risks.

Further, Starwood Capital utilizes on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed third-party security service providers. These third parties collect events generated by critical systems in real-time, filter non-security events, and then correlate the information using security data analytical engines so that personnel of Starwood Capital can identify and analyze threats. With respect to the software platforms that are hosted by third parties, Starwood Capital utilizes an external vendor risk management platform to evaluate, rate, monitor and track vendor risk. The security practices and processes of our third-party service providers are monitored regularly. In addition, we have engaged a third-party to evaluate and review the remediation of cyber risks of our third party service providers, including financial service providers, property managers and professional service firms. For any hosted applications, Starwood Capital inquires if the vendor issues a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, Starwood Capital takes additional steps to assess its cybersecurity preparedness and assess the relationship on that basis. Starwood Capital’s assessment of risks associated with the use of third party service providers is part of Starwood Capital’s overall cybersecurity risk management framework.

Governance

Our board of directors is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee receives at least quarterly, or more frequently as needed, updates from the Advisor on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents.

Starwood Capital’s Chief Technology Officer, an industry veteran that has been focused on technology for over 40 years and in technology leadership roles at financial institutions for 20 years, leads the overall cybersecurity function and is responsible for developing and implementing Starwood Capital’s Information Security Program and managing our response to threats. In addition to its in-house cybersecurity capabilities, at times Starwood Capital also engages third parties to assist with assessing, identifying, and managing cybersecurity risks. Members of Starwood Capital’s IT security team, including the third-party security firms utilized as part, of its program, have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

Our principal executive and administrative offices are located at 2340 Collins Avenue, Miami Beach, Florida 33139 and 591 West Putnam Avenue, Greenwich, Connecticut 06830. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

Our public offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. Our common stock is not currently traded on any exchange, and no established market exists for our common stock. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 15, 2024, we had 1,242 holders of Class T, 31,938 holders of Class S, 1,655 holders of Class D and 16,843 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for our public offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares. For the year ended December 31, 2023, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 0.5%.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2023:

	Common Stock Class S	Common Stock Class T	Common Stock Class D	Common Stock Class I
January 31, 2023	$26.22	$26.23	$25.78	$26.04
February 28, 2023	$26.31	$26.32	$25.86	$26.12
March 31, 2023	$25.72	$25.73	$25.28	$25.54
April 30, 2023	$25.51	$25.51	$25.07	$25.32
May 31, 2023	$25.52	$25.52	$25.08	$25.33
June 30, 2023	$25.06	$25.06	$24.62	$24.87
July 31, 2023	$25.04	$25.05	$24.61	$24.85
August 31, 2023	$24.98	$24.99	$24.55	$24.80
September 30, 2023	$24.92	$24.93	$24.49	$24.74
October 31, 2023	$24.81	$24.82	$24.37	$24.62
November 30, 2023	$24.08	$24.09	$23.66	$23.90
December 31, 2023	$23.08	$23.09	$22.67	$22.90

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

The following valuation methods are used for purposes of calculating our NAV:

•
Consolidated Properties. Investments in real property are valued using quarterly update appraisals performed by our independent valuation advisor, Altus Group U.S. Inc., and monthly valuation updates performed by our Advisor, which will be reviewed by our independent valuation advisor as to its reasonableness, for each month in which we do not receive an appraisal report. We receive an appraisal no less than annually, which will be considered by our independent valuation advisor in their quarterly valuation update. We use the income approach’s discounted cash flow as the primary methodology to value real property, whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by market supported discount and terminal capitalization rates. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization and discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area. The cost approach is based on the understanding that market participants relate value to cost. The value of a property is derived by adding the estimated land value to the current cost of constructing a replacement for the improvements and then subtracting the amount of depreciation in the structures from all causes. Following the table below that sets forth our NAV calculation is a sensitivity analysis for our investments in real property.
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
•
Valuation of Assets and Liabilities Associated with the DST Program. We intend to conduct the DST Program to raise capital in private placements through the sale of DST Interests in DSTs that own one or more DST Properties in which we, through a wholly owned subsidiary of the Operating Partnership, will hold a long-term leasehold interest in each DST Property pursuant to a master lease that will be guaranteed by the Operating Partnership. In accordance with the applicable master lease, such subsidiary of the Operating Partnership or applicable master tenant will make rental payments to the applicable DST (as landlord and owner of such DST Property) and such subsidiary of the Operating Partnership or applicable master tenant will be responsible for subleasing the applicable DST Property to various end-user tenants. This master lease arrangement means that we will bear the risk that the underlying cash flow received from the applicable DST Property may be less than the master lease payments. Additionally, the Operating Partnership will retain the FMV Option, giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later date in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Due to our continuing management of each DST Property through the master lease arrangement, we will include each DST Property in the calculation of our NAV at its fair value (without taking into account the master lease obligations) in the same manner as described above for consolidated properties. The cash received by us in exchange for the indirect sale of DST Interests in each DST Property will be valued as an asset with a corresponding liability, initially equal to the cash received, representing the obligations under the master lease. Accordingly, the indirect sale of DST Interests in each DST Property will have no initial net effect to the NAV calculation. Following the close of the offering of each DST Property, the value of the DST Property (taking into account the master lease obligations) will be multiplied by the third-party investors’ percentage interest in the DST Property to determine the fair value of the corresponding liability on an ongoing basis. In the event the FMV Option expires or is terminated without being exercised by the Operating Partnership, the applicable DST Property value will be reduced by the pro rata portion owned by third-party investors with an offsetting reduction in the corresponding liability.

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

Each class has an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees. In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties based in part upon individual appraisal reports provided at the end of each calendar quarter by our independent valuation advisor with monthly valuations prepared by the Advisor for months that are not a quarter-end, (2) our real estate debt and real estate-related equity securities for which third-party market quotes are available, (3) our other real estate debt and real estate-related equity securities, if any, and (4) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares is only included in the NAV calculation for that class, the NAV per share for our share classes may differ.

Our operating partnership units are economically equivalent to a corresponding class of shares (with Class D-1 units equivalent to Class D shares and Class S-1 units equivalent to Class S shares). On the last day of each month, the NAV per operating partnership unit of such units equals the NAV per share of the corresponding class. The NAV of our operating partnership on the last day of each month equals the sum of the NAVs of each outstanding operating partnership unit on such day. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material, non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Advisor adjusts the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. Notwithstanding anything herein to the contrary, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

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

The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and shares/units in thousands):

Components of NAV	December 31, 2023
Investments in real estate	$22,450,905
Investments in real estate debt	1,589,134
Cash and cash equivalents	294,984
Restricted cash	245,651
Other assets	681,979
Debt obligations	(12,717,273)
Secured financings on investments in real estate debt	(763,314)
Subscriptions received in advance	(13,225)
Other liabilities	(1,326,239)
Performance participation accrual	—
Management fee payable	(10,848)
Accrued stockholder servicing fees(1)	(3,620)
Non-controlling interests in consolidated joint ventures	(71,510)
Net asset value	$10,356,624
Number of outstanding shares/units	450,886

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2023, we have accrued under GAAP $301.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$4,501,674	$121,979	$623,748	$4,649,361	$459,862	$10,356,624
Number of outstanding shares/units	195,024	5,282	27,513	202,990	20,077	450,886
NAV Per Share/Unit as of December 31, 2023	$23.08	$23.09	$22.67	$22.90	$22.90

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2023 valuations, based on property types. Once we own more than one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.8%	5.5%
Single-Family Rental	6.9%	5.6%
Industrial	7.1%	5.5%
Office	7.8%	6.4%
Other	8.3%	6.9%

For quarter-end months, these assumptions are determined by the independent valuation advisor or third party appraisers, as applicable, per the terms of our valuation guidelines. The Advisor reviews the assumptions from each of the appraisals. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Single-Family Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+2.0%	+1.9%	+1.8%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.8%	+3.1%	+2.5%	+2.2%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.8)%	(2.3)%	(2.0)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2023
Total stockholders’ equity under GAAP	$7,092,496
Redeemable non-controlling interests	459,862
Total partners’ capital of Operating Partnership	7,552,358
Adjustments:
Accrued stockholder servicing fee	297,397
Advanced organization and offering costs and Advanced operating expenses	1,486
Unrealized net real estate and real estate debt appreciation	235,244
Accumulated depreciation and amortization	2,270,139
NAV	$10,356,624

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

•
Our investments in real estate are presented under historical cost in our consolidated financial statements. Additionally, our mortgage notes, credit facility, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $1.2420 per share for the year ended December 31, 2023. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2023:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2023	$0.0844	$0.0844	$0.0980	$0.1035
February 28, 2023	0.0864	0.0864	0.0986	0.1035
March 31, 2023	0.0845	0.0845	0.0980	0.1035
April 30, 2023	0.0855	0.0855	0.0983	0.1035
May 31, 2023	0.0851	0.0851	0.0982	0.1035
June 30, 2023	0.0857	0.0857	0.0983	0.1035
July 31, 2023	0.0854	0.0854	0.0983	0.1035
August 31, 2023	0.0854	0.0854	0.0983	0.1035
September 30, 2023	0.0860	0.0860	0.0985	0.1035
October 31, 2023	0.0855	0.0855	0.0983	0.1035
November 30, 2023	0.0862	0.0862	0.0985	0.1035
December 31, 2023	0.0862	0.0861	0.0985	0.1035
Total	$1.0263	$1.0262	$1.1798	$1.2420

The following table summarizes our distributions declared during the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Amount	%	Amount	%	Amount	%
Distributions
Payable in cash	$367,954	66%	$343,184	62%	$137,190	59%
Reinvested in shares	189,498	34%	206,308	38%	95,420	41%
Total distributions	$557,452	100%	$549,492	100%	$232,610	100%

Sources of Distributions
Cash flows from operating activities(1)	$557,452	100%	$549,492	100%	$232,610	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$557,452	100%	$549,492	100%	$232,610	100%

Cash flows from operating activities	$556,567		$594,911		$233,127
Funds from operations	$111,043		$795,926		$26,746

(1)
As of December 31, 2023, our inception to date cash flows from operating activities funded 100% of our distributions.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium / discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, (ix) amortization of deferred financing costs, (x) gains or losses on extinguishment of debt, and (xi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net loss attributable to stockholders	$(649,703)	$(65,708)	$(302,251)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	811,788	848,943	330,455
Impairment of investments in real estate	188,804	—	—
Investment in unconsolidated real estate ventures – depreciation and amortization	54,542	17,920	800
Net gain on dispositions of real estate	(289,818)	—	—
Amount attributable to non-controlling interests for above adjustments	(4,570)	(5,229)	(2,258)
FFO attributable to stockholders	111,043	795,926	26,746
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(13,181)	(12,098)	(12,453)
Deferred income amortization (1)	(15,957)	(9,720)	(2,717)
Amortization of above- and below-market lease intangibles, net	(3,839)	(3,575)	(1,188)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	349,941	(505,658)	(36,009)
Foreign currency (gain) loss	(14,786)	49,536	15,102
Amortization of restricted stock awards	840	894	537
Non-cash performance participation allocation	—	102,348	204,225
Amortization of deferred financing costs (2)	35,111	37,573	8,547
Loss on extinguishment of debt	93	313	—
Amount attributable to non-controlling interests for above adjustments	(2,268)	3,607	261
AFFO attributable to stockholders	$446,997	$459,146	$203,051

(1)
Effective with the period ending September 30, 2021, we have updated our definition of AFFO to exclude the impact of deferred income amortization. Prior periods have been reclassified to conform to current period presentation.
(2)
Includes the amortization of mortgage premium / discount.

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

Unregistered Sales of Equity Securities

As described in Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Advisor is entitled to an annual management fee equal to (i) 1.25% of our NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the FMV Option held by the Operating Partnership as compensation for the services it provides to us. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. In addition, the Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to Operating Partnership units held by unitholders other than us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019. During the years ended December 31, 2023, 2022 and 2021, we incurred management fees of $153.4 million, $167.1 million and $62.2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Advisor elected to receive the management fee in shares of our common stock. We issued 5,673,483, 5,598,108 and 2,232,831 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $10.8 million, $14.5 million and $9.6 million related to the management fee as of December 31, 2023, 2022 and 2021, respectively, which is included in Due to affiliates on our consolidated financial statements. During January 2024, the Advisor was issued 473,622 unregistered Class I shares as payment for the $10.8 million management fee accrued as of December 31, 2023. During January 2023, the Advisor was issued 551,733 unregistered Class I shares as payment for the $14.5 million management fee accrued as of December 31, 2022. During January 2022, the Advisor was issued 371,148 unregistered Class I shares as payment for the $9.6 million management fee accrued as of December 31, 2021. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2023, we did not recognize a performance participation allocation as the return hurdle was not achieved. During the years ended December 31, 2022 and 2021, we recognized $102.3 million and $204.2 million, respectively, of performance participation interest in the Company’s consolidated financial statements as the performance hurdle was achieved as of December 31, 2022 and 2021, respectively. The performance participation interest for 2022 became payable on December 31, 2022 and in January 2023, we issued approximately 3.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2022. The performance participation interest for 2021 became payable on December 31, 2021 and in January 2022, we issued approximately 7.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2021. Each Class I unit is exchangeable into one Class I common share. Each issuance to the Advisor and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

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

During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)	per Share	or Programs	Plans or Programs (2)
October 2023(2)	4,970,958	$24.82	4,970,958	—
November 2023(2)	9,360,846	24.79	9,360,846	—
December 2023(2)	10,066,477	24.67	10,066,477	—
Total	24,398,281	$24.74	24,398,281	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $582.8 million of Class T, Class S, Class D and Class I shares based on our September 30, 2023 NAV in the fourth quarter of 2023. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
In October 2023, we received repurchase requests equal to 4.5% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for October 2023 on a pro rata basis up to the 2% monthly limitation. As such, 44.9% of each stockholder’s repurchase request was satisfied in October 2023. In November 2023, we received repurchase requests equal to 3.8% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for November 2023 on a pro rata basis up to the 2% monthly limitation. As such, 52.5% of each stockholder’s repurchase request was satisfied in November 2023. In December 2023, we received repurchase requests equal to 2.9% of our aggregate monthly NAV. As per the terms of our share repurchase plan, we honored all repurchase requests for December 2023 on a pro rata basis up to the 5% quarterly limitation resulting in 1.0% of September 30, 2023 NAV being honored. As such, 37.9% of each stockholder’s share repurchase requests were satisfied in December 2023.

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

Overview

We were formed on June 22, 2017 as a Maryland corporation to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we also invest in real estate debt, including loans secured by real estate and real estate-related securities. We are an externally advised, perpetual-life REIT. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner. We and the Operating Partnership are externally managed by the Advisor.

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

Public Offerings

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

As of March 21, 2024, we had received net proceeds of $13.9 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

DST Program

In December 2023, we announced that we, through the Operating Partnership, are commencing the DST Program to issue and sell up to a maximum aggregate offering amount of $1.0 billion of DST Interests in specific DSTs holding one or more DST Properties. These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in the DST Offerings.

Under the DST Program, each DST Property may be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased back by a wholly owned subsidiary of the Operating Partnership in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a FMV Option, giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable any time after two years from the closing of the applicable DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquiror of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. Affiliates of the Advisor are expected to receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. As of March 21, 2024, we had not raised any proceeds from the DST Program.

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

Recent Developments

Business Outlook

Since our inception five years ago, we have been focused on driving long-term value for investors and delivering on our core objectives, including providing stable, tax efficient income, capital appreciation over-time, a potential hedge against inflation, and limited correlation to the equity and fixed income markets.

We believe we have put together a portfolio of hand-selected, high-quality real estate, in the right sectors and markets, while also providing downside protection over the long-term in the way we have structured our balance sheet.

This has translated to the Company generating an annualized 8.2% total return net of fees over the last five-years (Class I share). Our current distribution yield is 5.4% as of February 29, 2024. For the fourth straight year, our distributions will be considered 100% return of capital, which means the maximum effective federal tax rate on our 2023 distributions is 0% and the tax equivalent yield is approximately 8.6%.

Portfolio Update

We believe our portfolio continues to be well-positioned in the three key areas that matter today and drive performance over the long-term: asset class selection, market selection, and debt structuring.

•
Asset Class Selection

As of December 31, 2023, we had $25.2 billion of total asset value and $10.4 billion of net asset value across 668 different properties. We believe the Company is 92% strategically allocated to asset classes that are well-positioned over the long-term, including 87% allocated to rental housing, industrial, and floating rate loans, and 5% in other sectors that are performing well, including extended stay hotels and net-lease. Importantly, we have limited to no exposure to the more challenged sectors, including commodity office.

▪
Rental Housing Update. 68% of our real estate is invested in rental housing where we own a mix of market rate apartments, affordable housing, and single-family rentals. Full year rent growth across our market rate apartments was 4% and affordable housing was 8%. Occupancy remains high with our market rate apartments at 95% and affordable housing at 96%. One of the key drivers of the strong fundamentals across our rental housing portfolio is affordability. Home affordability is the lowest on record and is likely to continue to drive households into renting. The average rent in our rental housing portfolio is $1,525 per month, which is approximately 36% more affordable than the median U.S. mortgage payment.
▪
Industrial Update. Our second largest asset class is industrial at 13% of the portfolio. We primarily own small-to-mid bay and light industrial assets located in in-fill, last mile or infrastructure centric locations. We have largely avoided bulk distribution and warehouse assets which have seen more supply pressures. As of

December 31, 2023, our industrial portfolio is 99% occupied, maintains a 21% mark-to-market opportunity, and has experienced 7% year-over-year domestic market rent growth. Additionally, our industrial portfolio experienced 41% rent growth on leases that expired in 2023.
▪
Floating Rate Loans Update. Floating rate loans represent 6% of our AUM and are generating 12% levered yields at conservative 50% loan-to-value ratios, which we believe provides compelling risk/reward for investors.

•
Market Selection

Along with asset selection, we believe market selection is a key differentiator in driving underlying real estate fundamentals and performance. Starwood has been investing in high-growth Sunbelt markets for more than a decade due to higher levels of job, income and population growth, as well as low-to-no income taxes and better relative affordability when compared to the major gateway markets. We believe affordability and workforce mobility are key factors for these Sunbelt markets. Our portfolio is 77% allocated to the southeast and southwest. Our two biggest concentrations are in Florida and Texas; 30% of our portfolio is located in these two states. We have almost no exposure to the higher cost markets such as New York, California, and Illinois, which are currently seeing population and employment declines. In addition, we have approximately 11% of our portfolio located in international markets for further diversification.

•
Debt Structuring

We believe the most important driver of performance over the near term is debt structuring. Currently, 99% of our secured property debt is effectively fixed at 3.5% and has 4.5 years of duration remaining. In addition, we have minimal debt maturities through 2025 with: 1% in 2024, and 7% in 2025. Combined, only 8% of our debt financing is rolling over the next two years. We believe the strength of our balance sheet is a key differentiator and will better insulate the Company against near term interest rate and loan maturity risks.

Performance Review

Our total return for the year ended December 31, 2023 was (8.6%) (Class I share). Interest rate hedges and debt were down 1.4% and all other NAV components, including real estate values, plus the distribution were down 7.2%. Real estate values have decreased, given the rapid rise in interest rates over the last two years. The downward movement in our real estate values were largely driven by the impact of higher interest rates and lower valuation multiples.

Valuations Process and Exit Cap Rates and Discount Rates Update

Our quarterly real estate values are generally determined by third parties. We believe this matters for two reasons: (1) we are receiving independent and objective valuations, which provide important checks and balances, and (2) our values have been adjusted lower as a result of higher interest rates, which we believe could present investors with the confidence to consider a re-entry point.

When you look across our valuation assumptions, from January 2022 to December 2023, we have increased our blended multifamily and industrial exit cap rates by 19% and discount rates by 16%.

Share Repurchase and Liquidity Update

We continue to provide investors with liquidity over time, including $4.4 billion of total liquidity provided since our inception. Investors who started redeeming in June 2023 (or earlier), have received more than 99% of their money back and investors who started redeeming in October 2023 have received more than 91% of their money back.

Despite the decline in repurchase activity since the peak, we continue to prioritize liquidity preservation. At the end of December 2023, we had access to approximately $1.1 billion of liquidity or 11% of NAV in the form of cash, marketable securities, and lines of credit. We believe that the monthly and quarterly repurchase limitations, combined with our liquidity position, protect investors and enhance our ability to properly navigate through the current environment.

Summary

While 2023 was filled with challenges, we believe the Fed’s commentary on inflation and interest rate forecast is a positive for real estate. Public markets are reflecting this better sentiment with public REITs up 20-25% at the end of 2023 from their lows earlier in the year. We are optimistic that 2024 will present better opportunities to play offense and deploy capital.

2023 Highlights

Operating Results:

•
Declared monthly net distributions totaling $557.5 million for the year ended December 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.3%	4.3%	5.0%	5.2%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(9.3%)	(9.3%)	(8.8%)	(8.6%)
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(12.4%)	(12.4%)	(10.1%)	N/A
Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	7.4%	7.4%	7.7%	8.2%
Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	6.7%	6.7%	7.4%	N/A

Investments:

•
Sold 10 multifamily properties, 33 industrial properties, three hotel properties, 2,199 single-family rental units, and one net-lease property for total net proceeds of $775.9 million during the year ended December 31, 2023.

Financing Activity:

•
Received net borrowings of $907.5 million from our unsecured line of credit during the year ended December 31, 2023.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of December 31, 2023:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of December 31, 2023:

(1)
Investments in real estate includes our direct property investments and our unconsolidated investments. Investments in real estate securities includes our CMBS investments. Investments in real estate loans includes our term loans.
(2)
Includes our direct property investments, our unconsolidated investments and our term loans.
(3)
Geography weighting includes our term loans and excludes our real estate-related debt securities. Geography weighting is measured as the asset value of real estate properties, unconsolidated real estate ventures, and investments in real estate loans for each geographical category against the total value of all (i) real estate properties, (ii) unconsolidated real estate ventures, and (iii) investments in real estate loans.

Investments in Real Estate

The following table provides a summary of our portfolio as of December 31, 2023 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the year ended December 31, 2023	Percentage of Segment Revenue
Multifamily	284	66,919 units	95%	$15,904,700	$1,226,375	70%
Single-family rental	N/A (3)	1,016 units	90%	351,754	54,087	3%
Industrial	131	19.61 sq. ft.	99%	3,127,419	203,423	12%
Office	20	3.90 sq. ft.	91%	1,645,224	157,748	9%
Self-storage	26	1.90 sq. ft.	84%	379,900	27,694	2%
Other (4)	10	N/A (5)	N/A	541,865	84,991	4%
Total	471			$21,950,862	$1,754,318	100%

(1)
The occupancy rate for our industrial, office, and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended December 31, 2023.
(2)
Based on fair value as of December 31, 2023.
(3)
Includes a 100% interest in a subsidiary with 104 single-family rental units and a 95% interest in a consolidated joint venture with 912 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.0 million sq. ft. across our medical office and retail properties and 671 keys at our consolidated hospitality properties.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2023:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	99%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	94%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	94%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	92%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	93%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	90%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	91%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	98%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	96%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	96%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	94%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	96%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	92%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	94%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	93%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	96%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	95%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	97%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	99%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	97%
Total Multifamily	284				66,919
Single-Family Rental:
Single-Family Rental Joint Venture	N/A (3)	Various	Various	95%	912	93%
Sun Belt Single-Family Rental Portfolio	N/A (4)	Various	December 2021	100%	104	56%
Total Single-Family Rental	N/A (3)(4)				1,016
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	97%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	99%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	100%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	131				19.61
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	77%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	84%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other:
U.S. Select Service Portfolio	5	FL, CO, OH, AR	January 2019	100%	671	79%
Fort Lauderdale Hotel (6)	1	Fort Lauderdale, FL	March 2019	43%	236	69%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	82%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (6)	196	Various	July 2022	45%	24,935	77%
Total Other	207				N/A (5)

Total Investment Properties	668

(1)
Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets. The table also includes two investments (197 properties) owned by two unconsolidated real estate ventures.
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2023. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2023. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended December 31, 2023.
(3)
Includes a 95% interest in 912 consolidated single-family rental units.
(4)
Includes a 100% interest in 104 single-family rental units.
(5)
Includes 1.0 million sq. ft. across our medical office and retail properties and 25,842 keys at our hospitality and extended stay properties.
(6)
Investment in unconsolidated real estate venture.

Impairment of Investments in Real Estate

Management reviews its consolidated real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

During the year ended December 31, 2023, we recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties. The estimated fair values of the impaired properties held as of December 31, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. During the year ended December 31, 2022, we had not recorded an impairment charge on any investment in our real estate portfolio.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of December 31, 2023 ($ in thousands):

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

(1)
The symbol “B” refers to the relevant benchmark rates, which includes one-month SOFR, three-month Bank Bill Swap Bid Rate (“BBSY”) and Sterling Overnight Index Average (“SONIA”) as applicable to each security and loan.
(2)
Weighted average maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia's largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

During February 2021, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The original loan was in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time. In November 2023, the borrower partially prepaid £8.0 million of the original loan amount.

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of December 31, 2023:

Lease Expirations

The following table details the expiring leases at our industrial, office, and other properties by annualized base rent as of December 31, 2023 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2024	$19,417	6%	$6,685	2%	$1,745	1%	$27,847	9%
2025	22,149	7%	8,577	3%	2,587	1%	33,313	11%
2026	23,053	7%	13,124	4%	2,864	1%	39,041	12%
2027	25,962	8%	13,579	4%	1,841	1%	41,382	13%
2028	16,480	5%	12,497	4%	4,947	2%	33,924	11%
2029	10,456	3%	5,667	2%	1,527	0%	17,650	5%
2030	10,609	3%	18,022	6%	1,966	1%	30,597	10%
2031	3,274	1%	22,927	7%	1,979	1%	28,180	9%
2032	2,812	1%	7,363	2%	966	0%	11,141	3%
2033	8,341	3%	28,562	8%	3,299	1%	40,202	12%
Thereafter	3,450	1%	5,518	2%	8,368	2%	17,336	5%
Total	$146,003	45%	$142,521	44%	$32,089	11%	$320,613	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2023 vs. 2022
	2023	2022	$
Revenues
Rental revenue	$1,695,917	$1,520,655	$175,262
Other revenue	58,401	58,693	(292)
Total revenues	1,754,318	1,579,348	174,970
Expenses
Property operating	748,522	650,594	97,928
General and administrative	45,144	44,708	436
Management fees	153,411	167,100	(13,689)
Performance participation allocation	—	102,348	(102,348)
Impairment of investments in real estate	188,804	—	188,804
Depreciation and amortization	811,788	848,943	(37,155)
Total expenses	1,947,669	1,813,693	133,976
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(11,624)	12,189	(23,813)
Income from investments in real estate debt	123,138	99,787	23,351
Net gain on dispositions of real estate	289,818	—	289,818
Interest expense	(583,476)	(428,853)	(154,623)
Loss on extinguishment of debt	(93)	(313)	220
Other (expense) income, net	(299,930)	485,608	(785,538)
Total other (expense) income	(482,167)	168,418	(650,585)
Net loss	(675,518)	(65,927)	(609,591)
Net income attributable to non-controlling interests in consolidated joint ventures	(3,350)	(1,927)	(1,423)
Net loss attributable to non-controlling interests in Operating Partnership	29,165	2,146	27,019
Net loss attributable to stockholders	$(649,703)	$(65,708)	$(583,995)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single family rental, industrial, office, self-storage, and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the years ended December 31, 2023 and 2022, rental revenue was $1.7 billion and $1.5 billion, respectively. The increase in rental revenue was driven by a higher average investment in real estate balance coupled with an increase in average rental rates for multifamily and industrial assets for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was partially offset by current year asset dispositions.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the years ended December 31, 2023 and 2022, other revenue was $58.4 million and $58.7 million, respectively, resulting in a year over year decrease of $0.3 million.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the years ended December 31, 2023 and 2022, property operating expenses were $748.5 million and $650.6 million, respectively. The increase was driven primarily by a higher average investment in real estate balance, coupled with an increase in insurance and real estate tax expenses, which was partially offset by current year asset dispositions.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2023, general and administrative expenses increased $0.4 million compared to the year ended December 31, 2022.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the years ended December 31, 2023 and 2022, management fees were $153.4 million and $167.1 million, respectively. The decrease was primarily due to the reduction in our average NAV from December 31, 2022 to December 31, 2023.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the year ended December 31, 2023, there was no performance participation allocation as the return hurdle was not achieved. During the year ended December 31, 2022, the performance participation allocation was $102.3 million.

During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related primarily to single-family rental properties. During the year ended December 31, 2022, the Company did not recognize any impairments on investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the years ended December 31, 2023 and 2022, depreciation and amortization expenses were $811.8 million and $848.9 million, respectively. The decrease was driven by a reduction in amortization of in-place lease intangible assets during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Other (Expense) Income, net

During the years ended December 31, 2023 and 2022, income from investments in real estate debt was $123.1 million and $99.8 million, respectively, which consisted of loan origination fees/costs, interest income, unrealized gains/(losses) and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily driven by an increase in floating rate benchmark rates resulting in additional interest income on our term loans.

During the year ended December 31, 2023, we recorded $289.8 million of net gains from the disposition of 10 multifamily properties, 33 industrial properties, three hotel properties, 2,199 single-family rental units, and one net-lease property. During the year ended December 31, 2022, we did not dispose of any of our investments in real estate.

During the years ended December 31, 2023 and 2022, interest expense was $583.5 million and $428.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily due to the increase in borrowings on our unsecured line of credit coupled with an increase in floating rate benchmark rates resulting in additional interest expense on our borrowings.

During the years ended December 31, 2023 and 2022, other (expense) income, net was $(299.9) million and $485.6 million, respectively. These results were primarily driven by unrealized losses of ($332.2) million during the year ended December 31, 2023, compared to unrealized gains of $531.7 million during the year ended December 31, 2022, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. In addition, during the year ended December 31, 2023, we incurred $49.2 million of realized losses on dispositions of equity securities compared to $22.0 million during the year ended December 31, 2022.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources

We believe we are well positioned from a liquidity perspective with approximately $1.1 billion of liquidity as of December 31, 2023, comprised of $0.6 billion of an undrawn unsecured Line of Credit, $0.3 billion of cash on hand, and approximately $0.2 billion in investments in real estate-related debt securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the year ended December 31, 2023, we raised $0.5 billion of gross proceeds in our public offering. In addition, for the year ended December 31, 2023, we have repurchased $2.6 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt securities and real estate-related equity securities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2023, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of December 31, 2023 and 2022 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.10%	March 2031	N/A	$3,049,322	$3,843,346
Total fixed rate loans				3,049,322	3,843,346
Variable rate loans
Floating rate mortgages	B + 1.84%	July 2027	N/A	9,893,894	10,445,553
Variable rate credit facility(4)	B + 2.25%	December 2024	$165,000	165,000	175,000
Total variable rate loans				10,058,894	10,620,553
Total loans secured by the Company’s properties				13,108,216	14,463,899

Secured financings on investments in real estate debt	B + 2.73%	March 2027	$763,579	763,579	751,771
Unsecured Line of Credit(5)	B + 2.50%	May 2025	$1,550,000	907,500	—
Total Indebtedness				$14,779,295	$15,215,670

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
(4)
Our credit facility is used as bridge financing and can be drawn upon to fund the acquisition of future real estate investments. The repayment of the credit facility is guaranteed by the Operating Partnership.
(5)
The repayment of the Line of Credit facility is guaranteed by us.

During the period from January 1, 2024 through March 21, 2024, we raised an aggregate of $0.1 billion in our third public offering and repurchased $0.5 billion of common stock under our share repurchase plan.

In January 2024, we received approximately $0.4 billion of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for January 2024 on a pro rata basis up to the 2% monthly limitation. As such, approximately 48% of each stockholder's January repurchase request was satisfied.

In February 2024, we received approximately $0.5 billion of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for February 2024 on a pro rata basis up to the 2% monthly limitation. As such, approximately 40% of each stockholder's February repurchase request was satisfied.

During the period from January 1, 2024 through March 21, 2024, we received $0.3 billion of net borrowings from drawing on our unsecured line of credit.

Asset Dispositions

During the period from January 1, 2024 through March 21, 2024, we received $0.1 billion of net proceeds from sales of investments in real estate debt.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows provided by operating activities	$556,567	$594,911	$233,127
Cash flows provided by (used in) investing activities	2,231,720	(6,486,694)	(13,904,655)
Cash flows (used in) provided by financing activities	(3,193,911)	5,911,019	14,318,672
Effect of exchange rate changes	(10,350)	(3,182)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	$(415,974)	$16,054	$647,144

Cash flows provided by operating activities decreased $38.3 million during the year ended December 31, 2023 primarily due to an increase in interest expense on our borrowings, offset by an increase in net operating income (defined as rental revenue less property operating expenses) on our investments in real estate compared to the year ended December 31, 2022. Cash flows provided by operating activities increased $361.8 million during the year ended December 31, 2022, compared to the corresponding period in 2021 due to increased cash flows from operations of investments in real estate and income from our investments in real estate debt.

Cash flows from investing activities increased $8.7 billion during the year ended December 31, 2023 primarily due to a $5.1 billion decrease in real estate acquisitions, $2.2 billion in dispositions of real estate investments, a decrease in term loan originations of $1.1 billion, a $0.5 billion decrease in investment in unconsolidated real estate ventures compared to the year ended December 31, 2022. Cash flows used in investing activities decreased $7.4 billion during the year ended December 31, 2022 primarily due to a $7.8 billion decrease in real estate acquisitions, partially offset by a $0.5 billion increase in investment in unconsolidated real estate ventures compared to the year ended December 31, 2021.

Cash flows from financing activities decreased by approximately $9.1 billion during the year ended December 31, 2023. The decrease was primarily due to a $4.5 billion decrease in net proceeds from the issuance of our common stock, a $1.3 billion increase in repurchases of common stock, and a decrease of $2.8 billion of net debt borrowings. Cash flows provided by financing activities decreased $8.4 billion during the year ended December 31, 2022 primarily due to a decrease of $5.5 billion in net borrowings from mortgage notes, credit facility, secured financing arrangements, and an unsecured line of credit. Also contributing to the reduction in cash flows provided by financing activities were a $0.9 billion decrease in net proceeds from the issuance of common stock, an increase of $1.3 billion of common stock repurchases, and a decrease of $0.5 billion of equity subscriptions received in advance.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $11.7 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.2 billion as of December 31, 2023 to hedge the risk of increasing interest rates. For the year ended December 31, 2023, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $1.1 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of December 31, 2023, we held $1.6 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2023, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $1.6 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2023, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $158.9 million.

LIBOR Transition Risk

In July 2017, the FCA (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. On April 3, 2023, the FCA announced that it will compel the ICE Benchmark Administration to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has formally recommended SOFR as its preferred alternative rate for LIBOR). Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. As of December 31, 2023, we have transitioned all of our variable-rate mortgage notes and derivative instruments from LIBOR to SOFR. For the year ended December 31, 2023, we recognized $8.6 million of income associated with payments received on derivative instruments impacted by the changes in the interest rate used for discounting or contract price alignment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2), see the accompanying Consolidated Financial Statements beginning on page 104.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	63	Chairman of the Board
Sean Harris	39	Chief Executive Officer, President and Director
Chris Lowthert	51	Chief Financial Officer and Treasurer
Matthew S. Guttin	45	Chief Compliance Officer and Secretary
Mark Deason	46	Head of Asset & Portfolio Management and Director
John P. McCarthy, Jr.	62	Vice Chairman of the Board
Austin Nowlin	43	Director
Richard D. Bronson	79	Independent Director
David B. Henry	75	Independent Director
Robin Josephs	64	Independent Director
Peggy Lamb	59	Independent Director
Dale Anne Reiss	76	Independent Director
James E. Walker	61	Lead Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $115 billion in assets under management as of December 31, 2023, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991.Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”), the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor, and the Executive Chairperson of Starwood Credit Real Estate Income Trust. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020 and to Cano Health Inc. (NYSE: CANO) from 2021 to 2023. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange (the “NYSE”) or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar Inc. (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

Sean Harris has served as our Chief Executive Officer and as a member of our board of directors since May 2023 and as our President since January 2021. Previously, Mr. Harris served as our Senior Vice President of Acquisitions from October 2017 to January 2021. In addition, Mr. Harris has served as a member of the Advisor’s Investment Committee since March 2022. Mr. Harris serves as a Managing Director of Starwood Capital. Mr. Harris served as an Acquisitions Associate and Assistant to Mr. Sternlicht, the Chairman and CEO of Starwood Capital, from August 2016 to September 2017. Prior to joining Starwood Capital in 2016, Mr. Harris served as a Director of Acquisitions and Investment Management at Monday Properties since December 2012, where he co-led acquisitions, investment management, and capital markets. Before joining Monday Properties as an Associate in July 2010, Mr. Harris was employed by Ernst & Young in the Transaction Real Estate group. Mr. Harris received B.S. degrees in finance and accounting from East Carolina University and a MAcc from the Max M. Fisher College of Business at The Ohio State University.

Mr. Harris provides our board of directors with extensive investment management experience.

Chris Lowthert has served as our Chief Financial Officer and Treasurer since November 2020, roles he previously held from October 2017 to April 2019. Mr. Lowthert serves on the Advisor’s Investment Committee and as a Managing Director for Starwood Capital. He has also served as Senior Vice President and Chief Accounting Officer of Funds at Starwood Capital since January 2016. In this role, he is responsible for all fund-level financial accounting and reporting. Prior to joining Starwood Capital in 2016, Mr. Lowthert held various senior risk and financial roles with GE Capital Real Estate (“GE Capital”) including Asset Quality & Portfolio Monitoring Leader from October 2014 to December 2015, Controller of North America from August 2012 to October 2014, Chief Financial Officer of Global Investment Management from October 2010 to August 2012 and Chief Financial Officer of U.S. Equity from April 2009 to September 2010. Before joining GE Capital, Mr. Lowthert served as Director of Corporate Audit at MassMutual Financial Group. Mr. Lowthert began his career at PricewaterhouseCoopers, LLP where he was an audit manager in the firm’s financial services group in its New York office, focusing on public and private real estate clients. Mr. Lowthert received a B.S. in accounting from Saint Michael’s College. He is also a certified public accountant (inactive).

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

John P. McCarthy, Jr. has served as our Vice Chairman since May 2023 and as a member of our board of directors since November 2017. Mr. McCarthy previously served as our Chief Executive Officer since our formation in June 2017 until May 2023 and as our President from June 2017 until January 2021. In addition, Mr. McCarthy has served on the Advisor’s Investment Committee since November 2017. Mr. McCarthy has served as Managing Director of Starwood Capital since July 2015, where he is responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served as Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served on Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served as Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”) and the Co-Head of the Europe Business. Prior to joining O’Connor, Mr. McCarthy worked for GE Capital where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy currently serves as Chairperson of the board of Starwood Credit Real Estate Income Trust, and has previously served on several boards throughout his career, including ERE, a Paris, France based developer of European Shopping Malls, Deutsche Annington, a listed German based residential rental platform encompassing more than 180,000 units and McCarthy & Stone, formerly the UK’s largest developer of homes for seniors. Mr. McCarthy received a B.S. in Finance from the University of Connecticut, and an M.B.A. from Fordham University.

Mr. McCarthy provides our board of directors with extensive investment management experience, particularly related to international markets and operating platforms.

Austin Nowlin has served as a member of our board of directors since January 2021. He serves as a member of the Advisor’s Investment Committee and has served as a Managing Director and Head of Capital Markets for the Americas at Starwood Capital Group. In this role, he is responsible for all debt capital market activities for the Firm’s investments in the Americas, including, the origination, structuring, and execution of asset-level and fund/corporate-level financing activity. Since joining Starwood Capital in 2011, Mr. Nowlin has completed financings across all asset and product types, including revolving credit facilities, domestic and foreign balance sheet loans, construction financing, fixed and floating rate CMBS, preferred and mezzanine financing. He is a member of the Investment Committees at Starwood Capital and Starwood Property Trust. Prior to joining Starwood Capital, Mr. Nowlin worked at Wells Fargo and its predecessor, Wachovia Securities, in leveraged finance. He began his career at Raymond James, where he focused on making equity investments in multifamily assets. Mr. Nowlin received a B.A. in economics from Florida State University.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001. During his tenure at GE Capital, Mr. Henry was responsible for pension advisory activities and investment policies and strategies in the United States and international markets. Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Healthpeak Properties, Inc. (NYSE: PEAK) since January 2004; Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, since January 2016; and Fairfield County Bank, a private Connecticut mutual savings bank, since July 2010. Mr. Henry previously served on the boards of VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT from September 2015 until its acquisition by Realty Income Corporation (NYSE: O) in November 2021, and Columbia Property Trust (NYSE: CXP), a REIT, from January 2016 until its acquisition by affiliates of PIMCO in December 2021. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of NAREIT. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds, DLA, LLC, Orangewood Partners and Pine Tree LLC, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments.

Robin Josephs has served as a member of our board of directors since November 2017. Ms. Josephs also serves as a director, chair of the compensation committee and a member of the audit committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, as well as a director of Safehold, Inc. (NYSE: SAFE), which had its initial public offering in June 2017 and invests in ground leases. Ms. Josephs previously served on the board of directors, and as lead director, of iStar Inc. (NYSE: STAR), a real estate investment and development firm, until its acquisition by Safehold, Inc. in March 2023, served as a director, member of the nominating and corporate governance committee and chair of the compensation committee of QuinStreet, Inc. (NASDAQ: QNST), a vertical marketing and online media company, and served on the board of directors of SoftBank SPAC (NASDAQ: SVFB),a special purpose acquisition company affiliated with SoftBank Investment Advisers that was formed to enable an initial public offering-ready technology company to list publicly. From 2005 to 2007, Ms. Josephs served as a managing director of Starwood Capital. Previously, Ms. Josephs was a senior executive with Goldman Sachs & Co. in various capacities. Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University.

Ms. Josephs’ previous employment as an investment banking professional and her extensive experience as a director of public companies brings valuable knowledge of finance, capital markets and corporate governance to our board of directors.

Peggy Lamb has served as a member of our board of directors since January 2021. Since 2017, Ms. Lamb has served as a Managing Director of Halstatt, LLC where she is responsible for the legacy investment portfolio and real estate investment activities. She is also a Principal at Halstatt Real Estate Partners. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb also serves as a trustee of Starwood Credit Real Estate Income Trust. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles, including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb retired from Goldman Sachs in 2005 but continued to consult for real estate companies, specializing in entry into the Chinese and Indian markets. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

Ms. Lamb’s investment banking and real estate experience brings valuable knowledge to our board of directors.

Dale Anne Reiss has served as a member of our board of directors since November 2017. Ms. Reiss served as the Global and the Americas Director of Real Estate Hospitality and Construction at Ernst & Young LLC from 1995 until her retirement in 2011. Ms. Reiss serves as Managing Director of Artemis Advisors LLC, a real estate restructuring and consulting firm and as Senior Managing Director of Brock Capital Group LLC, a boutique investment bank, and as chairman of its affiliate, Brock Real Estate LLC. Ms. Reiss also serves as a director and chair of the audit committee of Tutor Perini Corporation (NYSE: TPC) and as a director of DigitalBridge Group, Inc. (NYSE: DBRG), where she is a member of its audit committee and the chair of its nominating and corporate governance committee. Previously, Ms. Reiss served as a director of iStar Inc. (NYSE: STAR), CYS Investments, Inc. (NYSE: CYS), Care Capital Properties, Inc. (NYSE: CCP) and Post Properties Inc. (NYSE: PPS). She is a governor of the Urban Land Institute Foundation where she has also served as a past treasurer and board member. Ms. Reiss received an M.B.A. from the University of Chicago, a B.S. degree from the Illinois Institute of Technology and is a certified public accountant.

Ms. Reiss’s extensive experience as a director of public companies and in advising public and private real estate and hospitality companies, corporations and financial institutions in all aspects of development, investment, accounting and finance, provides our board of directors with valuable knowledge of real estate markets and corporate governance. Ms. Reiss is a financial expert.

James E. Walker has served as a member of our board of directors since November 2017 and serves as our lead independent director. Mr. Walker is a 30 year veteran in asset management and has held several leadership positions throughout his career. Since September 2023, Mr. Walker has served as President and Senior Managing Director of Black Diamond Capital Management (“Black Diamond”), a privately held investment management firm specializing in both performing and non-performing debt that he co-founded in 1996. Since 2018, Mr. Walker also has served as a Strategic Partner of Jadian Capital, a real estate private equity investment firm. From 2020 to 2021, Mr. Walker served as Chief Executive Officer and Partner at Palm Ventures, LLC (“Palm”), a private investment firm in Greenwich, Connecticut. At Palm, Mr. Walker led an investment in the health and wellness industry. From April 2008 until December 2016, Mr. Walker served as a Managing Partner of Fir Tree Partners (“Fir Tree”), a top 50 global alternative asset investment firm. Mr. Walker co-founded Fir Tree’s real estate opportunity funds and co-led the development of Fir Tree’s real estate effort. At Fir Tree, Mr. Walker was jointly responsible for overall firm management, identified new areas of investment opportunity and led numerous activist opportunities. He was also a member of Fir Tree’s real estate investment committee and Chairman of its risk committee. Prior to joining Fir Tree in 2008, Mr. Walker was a co-founder and Managing Partner of Black Diamond. Prior to joining Black Diamond, he was a senior member of Kidder, Peabody & Co.’s structured finance group where he managed a proprietary investment vehicle. Mr. Walker began his career in structured finance at Bear Stearns & Co. in the asset-backed securities group. Mr. Walker also serves as a board member for Clarus Corporation (NASDAQ: CLAR), a global company focused on the outdoor and consumer enthusiast markets, and as a board member of Team USA, the foundation for the US Olympic Committee. He holds a B.S. in economics from Boston College’s Carroll School of Management.

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

Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees described in Part III, Item 13 “Our Relationship with Our Advisor and Starwood Capital.”

Compensation Committee Interlocks and Insider Participation

On May 7, 2021, our board of directors established our compensation committee, which is composed of Richard D. Bronson, Robin Josephs, and Peggy Lamb, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2023, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2023.

Independent Director Compensation

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Barry S. Sternlicht	$—	$—	$—
Sean Harris	—	—	—
John P. McCarthy, Jr.	—	—	—
Christopher D. Graham(2)	—	—	—
Mark Deason	—	—	—
Austin Nowlin	—	—	—
Richard D. Bronson	89,988	135,012	225,000
David B. Henry	89,988	135,012	225,000
Robin Josephs	93,998	141,002	235,000
Peggy Lamb	89,988	135,012	225,000
Dale Anne Reiss	97,520	148,730	246,250
James E. Walker	96,002	153,998	250,000

(1)
Includes the total value in restricted stock granted to each of the independent directors during the year ended December 31, 2023. The grants of Class I restricted shares were made in August 2023 and vest in August 2024. The grants were valued based on a NAV per share of $24.85, the then-current NAV per share of our Class I shares.
(2)
Served as a director until May 2023.

Independent Director Stock Ownership Policy

Our board of directors has adopted a stock ownership policy for our independent directors in order to better align our independent directors’ financial interests with those of our stockholders by requiring our independent directors to own a minimum level of our stock. Effective January 1, 2024, each of our independent directors will be required to own shares of our common stock in an amount equal to five times his or her annual cash retainer within five years of becoming subject to this policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	83,547
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	83,547

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2024, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	5,155,402	1.24%
Sean Harris (3)	92,868	*
Chris Lowthert (3)	12,049	*
Matthew S. Guttin (3)	17,004	*
Mark Deason	312,726	*
John P. McCarthy, Jr.(3)	81,468	*
Austin Nowlin	47,346	*
Richard D. Bronson (4)	22,595	*
David B. Henry (4)	22,446	*
Robin Josephs (4)	23,511	*
Peggy Lamb (4)	18,907	*
Dale Anne Reiss (4)	24,784	*
James E. Walker (4)	8,437	*
All directors and executive officers as a group	5,839,543	1.41%

* Represents less than 1%.

(1)
All shares listed in the table above are Class I shares.
(2)
As of March 15, 2024, Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2024, Starwood REIT Advisors, L.L.C. owned 1,530,708 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2024, BARRY S. STERNLICHT FOUNDATION owned 2,100,000 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.
(3)
Includes an aggregate of 34,827 unvested shares across certain executive officers that are subject to vesting conditions.
(4)
Each of our independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2023, which will vest on August 1, 2024. See “Independent Director Compensation.”

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2023 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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
•
sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, or otherwise effecting transactions for the Company’s and the Operating Partnership’s portfolio, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
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

•
managing the DST Program whereby interests in DSTs are sold to third-party investors and the DST Properties held by such DSTs are leased back to the Operating Partnership or its subsidiaries; and
•
engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions that the Advisor performs for us and it is not intended to include all of the services which may be provided to us by the Advisor or third parties.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee equal to (i) 1.25% of our NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the FMV Option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. In addition, the Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to Operating Partnership units held by unitholders other than us. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. During the year ended December 31, 2023, we incurred management fees of $153.4 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash allocations (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to our public offering). Such allocations will be paid annually and accrue monthly. During the year ended December 31, 2023, the Special Limited Partner did not earn a performance participation allocation as the return hurdle was not achieved.

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

Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us (including personnel expenses other than those of investment advisory personnel described above) related to (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement for our public offering, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor in connection with our public offering, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) DST organizational and offering expenses paid or incurred by the Advisor or any of its affiliates, and (5) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related assets, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to our or the Operating Partnership’s compliance-related matters and regulatory filings.

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

During the year ended December 31, 2023, we reimbursed the Advisor $12.7 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2020, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2020. Through December 31, 2023, we have reimbursed the Advisor $5.9 million for advanced organization and offering costs.

Term and Termination Rights under the Advisory Agreement

The term of the Advisory Agreement is one year, ending on December 15, 2024 and is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

For the year ended December 31, 2023, our total operating expenses were 0.7% and 177% of each of our Average Invested Assets and our Net Income, respectively.

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

During the year ended December 31, 2023, we paid $1.5 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the year ended December 31, 2023, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees and organization and offering costs accrued by us during the year ended December 31, 2023, represented 0.5% of capital raised.

Stockholder Servicing Fees

Subject to FINRA limitations on underwriting compensation, we will pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker- dealers.

The stockholder servicing fees equal to 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of our outstanding Class T shares, Class S shares and Class D shares, respectively. The stockholder servicing fee for Class T shares consists of a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares.

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

During the year ended December 31, 2023, we paid $49.7 million in stockholder servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

DST Program Fees and Expenses

DST Dealer Manager

In connection with the DST Program, Starwood 1031 Exchange, L.L.C., an indirect wholly owned subsidiary of the Operating Partnership (the “DST Sponsor”), Starwood Capital, L.L.C. (the “DST Dealer Manager”) and, solely with respect to its obligations with respect to the investor servicing fee, the Operating Partnership, entered into that certain DST Dealer Manager Agreement (the “DST Dealer Manager Agreement”), pursuant to which the DST Dealer Manager will serve as the dealer manager for the DST Offerings on a “best efforts” basis.

Under the DST Dealer Manager Agreement, each DST will pay the DST Dealer Manager a placement fee in an amount up to 2.0% of the equity investment in the DST Interests. Additionally, each DST will pay to the DST Dealer Manager an investor servicing fee equal to 0.25% per annum of the total equity investment in the DST Interests sold by such DST. All or a portion of the placement fee and investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s).

The Operating Partnership will pay to the DST Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option in exchange for DST Interests and only until the fee limit (if any) set forth in the applicable agreement between the DST Dealer Manager and the participating selling dealer(s) that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I units. All or a portion of the investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s).

As of December 31, 2023, the Company has not yet begun to raise offering proceeds through the DST Program.

DST Manager

All material management authority with respect to each DST will be exercised by a subsidiary of Starwood Capital (the “DST Manager”). The DST Manager has the power and authority (i) to manage substantially all of the affairs and limited investment activities of the DSTs, (ii) to perform administrative actions in connection with the DSTs, (iii) to act as signatory trustee of the applicable DSTs, and (iv) to determine when it is appropriate to sell the DST Properties, all of such power and authority is limited to the extent such powers and authority are materially consistent with the powers and authority conferred upon the trustee in Revenue Ruling 2004-86. The DST Manager will be managed by senior members of Starwood Capital.

For its services, the DST Manager generally will receive from each DST a facilitation fee in an amount up to 1.25% of the equity investment in the DST Interests. In addition, the DST Manager will receive a management fee of up to 0.15% of the total equity investment in the DST Interests sold to third parties in the applicable DST Offering, as well as reimbursements of certain expenses associated with the establishment, maintenance and operation of the DST (including any subsidiary DSTs, if applicable), and the management of the DST Properties.

As of December 31, 2023, the Company has not yet begun to raise offering proceeds through the DST Program.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of our multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the year ended December 31, 2023, we incurred $25.8 million in services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the year ended December 31, 2023, we incurred $0.3 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the year ended December 31, 2023, we incurred $1.5 million in services.

We have engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties we acquire. During the year ended December 31, 2023, we incurred approximately $0.2 million for services provided by Starwood Retail Partners.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2023, the amounts incurred for services provided were $0.2 million.

We have engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of our residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the year ended December 31, 2023, we incurred approximately $0.8 million.

We have entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of our assets in Spain and Italy. The SCG Southern Europe Team charges market fees for such property management services. During the year ended December 31, 2023, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Fees and Expenses for Other Services

During the year ended December 31, 2023, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2023, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, Deloitte, were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees (1)	$2,480,920	$2,733,000
Audit-related fees (2)	1,253,943	1,283,000
Tax fees	—	—
All other fees	—	—
Total	$3,734,863	$4,016,000

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

(2)
Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2023 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	142

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

4.2*	Description of Registrant’s Securities

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

10.3

Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on August 12, 2022 and incorporated herein by reference)

10.4

Amended and Restated Advisory Agreement, dated December 18, 2023, by and among Starwood Real Estate Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

10.5

Amended and Restated Limited Partnership Agreement of Starwood REIT Operating Partnership, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

10.6	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.7	Trademark License Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.8	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.9	Independent Director Restricted Share Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.10

Form of Independent Director Restricted Stock Award Certificate (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 filed on December 20, 2017 and incorporated herein by reference)

10.11	Independent Director Compensation Policy (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 17, 2023 and incorporated herein by reference)
10.12

DST Dealer Manager Agreement, dated December 18, 2023, by and among Starwood 1031 Exchange, L.L.C., Starwood Capital, L.L.C. and Starwood REIT Operating Partnership, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

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

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 21, 2024	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President and Director
(Principal Executive Officer)

March 21, 2024	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each individual whose signature appears below hereby severally constitutes Sean Harris, Chris Lowthert and Matthew S. Guttin, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 21, 2024	/s/ Sean Harris
Date	Sean Harris Chief Executive Officer, President and Director (Principal Executive Officer)

March 21, 2024	/s/ Chris Lowthert
Date	Chris Lowthert Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 21, 2024	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 21, 2024	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Vice Chairman of the Board

March 21, 2024	/s/ Mark Deason
Date	Mark Deason Director
March 21, 2024	/s/ Austin Nowlin
Date	Austin Nowlin Director

March 21, 2024	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 21, 2024	/s/ David B. Henry
Date	David B. Henry Independent Director

March 21, 2024	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 21, 2024	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 21, 2024	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 21, 2024	/s/ James E. Walker
Date	James E. Walker Lead Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Investments in Real Estate — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s management reviews its investments in real estate for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding real estate properties over the long term decreases the likelihood of recording an impairment loss. The Company uses significant judgment in assessing events or circumstances which may indicate impairment, including but not limited to management’s intended holding periods. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, such changes may have a significant impact on the estimates of recoverability and an impairment loss may be recognized.

We identified the estimated holding period used in determining the recoverability of certain investments in real estate as a critical audit matter because of the subjective judgments made by management to determine the holding period for real estate properties as part of their impairment analysis. This required a higher degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumption, given the inherent unpredictability involved in the timing of sales of investments in real estate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s intended holding periods included the following, among others:

•
We held discussions with the Company’s management and evaluated the reasonableness of management’s assertions regarding the intended holding periods of its investments in real estate, more specifically by performing the following:
o
Engaged in discussions with senior management, including legal and compliance and asset management, and inspected Management Investment Committee and Board of Director meeting minutes regarding the assumptions utilized in determining the intended holding periods
o
Evaluated audit evidence (e.g., hindsight analyses) to determine whether it supported or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2024

We have served as the Company’s auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$19,580,358	$22,247,401
Investments in real estate debt	1,589,350	1,657,663
Investments in unconsolidated real estate ventures	456,002	481,632
Cash and cash equivalents	294,984	643,516
Restricted cash	245,651	313,093
Other assets	947,629	1,421,548
Total assets	$23,113,974	$26,764,853
Liabilities and Equity
Mortgage notes and credit facility, net	$13,028,910	$14,355,458
Secured financings on investments in real estate debt, net	762,352	751,771
Unsecured line of credit	907,500	—
Other liabilities	484,358	507,399
Subscriptions received in advance	13,225	40,221
Due to affiliates	320,957	537,114
Total liabilities	15,517,302	16,191,963

Commitments and contingencies	—	—
Redeemable non-controlling interests	459,862	427,099

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,282,025 and 5,721,496 shares issued and outstanding as of December 31, 2023 and 2022, respectively	53	57
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 195,023,616 and 224,556,910 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,950	2,246
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 27,512,551 and 30,974,173 shares issued and outstanding as of December 31, 2023 and 2022, respectively	275	310
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 202,990,052 and 244,455,013 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,030	2,445
Additional paid-in capital	9,641,219	11,466,270
Accumulated other comprehensive loss	(15,729)	(24,307)
Accumulated deficit and cumulative distributions	(2,537,302)	(1,355,256)
Total stockholders’ equity	7,092,496	10,091,765
Non-controlling interests in consolidated joint ventures	44,314	54,026
Total equity	7,136,810	10,145,791
Total liabilities and equity	$23,113,974	$26,764,853

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue	$1,695,917	$1,520,655	$604,574
Other revenue	58,401	58,693	38,331
Total revenues	1,754,318	1,579,348	642,905
Expenses
Property operating	748,522	650,594	248,651
General and administrative	45,144	44,708	25,404
Management fees	153,411	167,100	62,237
Performance participation allocation	—	102,348	204,225
Impairment of investments in real estate	188,804	—	—
Depreciation and amortization	811,788	848,943	330,455
Total expenses	1,947,669	1,813,693	870,972
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(11,624)	12,189	(615)
Income from investments in real estate debt	123,138	99,787	45,156
Net gain on dispositions of real estate	289,818	—	—
Interest expense	(583,476)	(428,853)	(134,127)
Loss on extinguishment of debt	(93)	(313)	—
Other (expense) income, net	(299,930)	485,608	13,210
Total other (expense) income	(482,167)	168,418	(76,376)
Net loss	$(675,518)	$(65,927)	$(304,443)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(3,350)	$(1,927)	$434
Net loss attributable to non-controlling interests in Operating Partnership	29,165	2,146	1,758
Net loss attributable to stockholders	$(649,703)	$(65,708)	$(302,251)
Net loss per share of common stock, basic and diluted	$(1.39)	$(0.14)	$(1.49)
Weighted-average shares of common stock outstanding, basic and diluted	467,332,784	469,864,983	203,300,648

Comprehensive loss:
Net loss	$(675,518)	$(65,927)	$(304,443)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	8,578	(23,777)	(530)
Other comprehensive income (loss)	$8,578	$(23,777)	$(530)
Comprehensive loss	$(666,940)	$(89,704)	$(304,973)
See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$25	$464	$28	$392	$1,819,526	$—	$(224,198)	$1,596,237	$10,179	$1,606,416
Common stock issued, net	21	1,072	192	1,243	5,809,209	—	—	5,811,737	—	5,811,737
Offering costs, net	—	—	—	—	(258,769)	—	—	(258,769)	—	(258,769)
Distribution reinvestments	—	21	1	15	91,155	—	—	91,192	—	91,192
Amortization of restricted stock grants	—	—	—	—	537	—	—	537	—	537
Common stock repurchased	—	(13)	—	(14)	(64,523)	—	—	(64,550)	—	(64,550)
Net loss ($1,758 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(302,251)	(302,251)	(434)	(302,685)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	30,879	30,879
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,133)	(1,133)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(231,126)	(231,126)	—	(231,126)
Other comprehensive loss	—	—	—	—	—	(530)	—	(530)	—	(530)
Allocation to redeemable non-controlling interest	—	—	—	—	(8,250)	—	—	(8,250)	—	(8,250)
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued, net	$11	$809	$105	$1,093	$5,419,639	$—	$—	$5,421,657	$—	$5,421,657
Offering costs, net	—	—	—	—	(195,642)	—	—	(195,642)	—	(195,642)
Distribution reinvestments	1	37	7	37	221,011	—	—	221,093	—	221,093
Amortization of restricted stock grants	—	—	—	—	894	—	—	894	—	894
Common stock repurchased	(1)	(144)	(23)	(321)	(1,346,819)	—	—	(1,347,308)	—	(1,347,308)
Net loss ($2,146 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(65,708)	(65,708)	1,927	(63,781)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	14,899	14,899
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(531,973)	(531,973)	—	(531,973)
Other comprehensive loss	—	—	—	—	—	(23,777)	—	(23,777)	—	(23,777)
Allocation to redeemable non-controlling interest	—	—	—	—	(21,698)	—	—	(21,698)	—	(21,698)
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued, net	$(1)	$49	$(2)	$148	$502,396	$—	$—	$502,590	$—	$502,590
Offering costs	—	—	—	—	59,039	—	—	59,039	—	59,039
Distribution reinvestments	1	37	3	38	207,306	—	—	207,385	—	207,385
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(4)	(382)	(36)	(601)	(2,609,472)	—	—	(2,610,495)	—	(2,610,495)
Net loss ($29,165 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(649,703)	(649,703)	3,350	(646,353)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	510	510
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(13,572)	(13,572)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(532,343)	(532,343)	—	(532,343)
Other comprehensive income	—	—	—	—	—	8,578	—	8,578	—	8,578
Allocation to redeemable non-controlling interest	—	—	—	—	14,840	—	—	14,840	—	14,840
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(675,518)	$(65,927)	$(304,443)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	153,411	167,100	62,237
Performance participation allocation	—	102,348	204,225
Impairment of investments in real estate	188,804	—	—
Depreciation and amortization	811,788	848,943	330,455
Amortization of deferred financing costs	35,111	37,573	8,547
Straight-line rent amortization	(13,181)	(12,098)	(12,453)
Deferred income amortization	(19,796)	(13,295)	(3,905)
Unrealized loss (gain) on changes in fair value of financial instruments	349,941	(505,658)	(36,009)
Foreign currency (gain) loss	(14,786)	49,536	11,078
Loss on extinguishment of debt	93	313	—
Amortization of restricted stock grants	840	894	537
Net gain on disposition of investments in real estate	(289,818)	—	—
Realized loss on sale of investments in real estate debt	4,445	13,162	—
Realized loss on sale of real estate-related equity securities	49,181	22,021	—
Loss (income) from unconsolidated real estate ventures	11,624	(12,189)	615
Distributions of earnings from unconsolidated real estate ventures	14,132	11,161	189
Other items	(71,584)	4,136	429
Change in assets and liabilities
Decrease (increase) in other assets	8,707	(105,356)	(7,265)
Increase in due to affiliates	3,340	715	3,291
Increase (decrease) in other liabilities	9,833	51,532	(24,401)
Net cash provided by operating activities	556,567	594,911	233,127
Cash flows from investing activities
Acquisitions of real estate	—	(5,126,079)	(12,936,421)
Proceeds from dispositions of real estate	2,179,605	—	—
Capital improvements to real estate	(180,182)	(143,326)	(40,385)
Investment in unconsolidated real estate ventures	(126)	(470,181)	(235)
Origination and purchase of investments in real estate debt	—	(1,091,605)	(802,866)
Purchase of real estate-related debt and equity securities	—	(85,653)	(175,000)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	180,195	372,974	50,252
Purchase of derivative instruments	(18,628)	—	—
Proceeds from derivative contracts	70,856	57,176	—
Net cash provided by (used in) investing activities	2,231,720	(6,486,694)	(13,904,655)
Cash flows from financing activities
Proceeds from issuance of common stock, net	305,275	4,762,264	5,643,318
Offering costs paid	(54,404)	(75,639)	(41,682)
Subscriptions received in advance	13,225	40,221	496,845
Repurchases of common stock	(2,611,115)	(1,347,308)	(64,550)
Borrowings from mortgage notes, credit facility, and unsecured line of credit	2,371,482	4,017,869	8,750,402
Repayments of mortgage notes, credit facility, and unsecured line of credit	(2,841,975)	(1,638,583)	(473,025)
Repayments under secured financings on investments in real estate debt, short term, net	(5,469)	—	(42,557)
Borrowings under secured financings on investments in real estate debt	—	644,128	274,028
Repayments under secured financings on investments in real estate debt	—	(128,380)	(65,697)
Payment of deferred financing costs	(1,688)	(64,252)	(70,776)
Contributions from non-controlling interests	510	14,899	30,879
Distributions to non-controlling interests	(13,572)	(2,291)	(1,133)
Distributions	(356,180)	(311,909)	(117,380)
Net cash (used in) provided by financing activities	(3,193,911)	5,911,019	14,318,672
Effect of exchange rate changes	(10,350)	(3,182)	—
Net change in cash and cash equivalents and restricted cash	(415,974)	16,054	647,144
Cash and cash equivalents and restricted cash, beginning of year	956,609	940,555	293,411
Cash and cash equivalents and restricted cash, end of year	$540,635	$956,609	$940,555
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$294,984	$643,516	$274,756
Restricted cash	245,651	313,093	665,799
Total cash and cash equivalents and restricted cash	$540,635	$956,609	$940,555
Supplemental disclosure of cash flow information:
Cash paid for interest	$913,268	$442,971	$122,275
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(62,323)	$171,464	$236,971
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$267,030	$156,515
Issuance of Operating Partnership units as consideration for acquisitions of real estate	$—	$190,459	$—
Recognition of right of use asset and liability	$—	$—	$6,146
Issuance of Class I shares for payment of management fee	$157,094	$162,190	$54,672
Redeemable non-controlling interest issued as settlement for performance participation allocation	$102,348	$204,225	$15,061
Accrued distributions	$43,044	$49,306	$32,696
Distribution reinvestment	$207,385	$221,093	$91,192
Allocation to redeemable non-controlling interests	$14,840	$21,698	$8,250
Accrued capital expenditures	$6,045	$14,802	$7,146

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.
Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company has diversified its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company invests in debt secured by commercial real estate and real estate-related securities. The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” and together with any entity that is controlled by, controls or is under common control with the Sponsor, and any of their respective predecessor entities, “Starwood Capital”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of December 31, 2023, the Company owned 471 consolidated real estate properties, 1,016 single-family rental homes, two investments in unconsolidated real estate ventures and eight positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Investments in Real Estate Debt and Other. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of December 31, 2023, the Company had received aggregate net proceeds of $13.8 billion from the sale of shares of its common stock through its public offerings.

In December 2023, the Company announced it would launch a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Properties”). As of December 31, 2023, the Company has not yet begun to raise offering proceeds through the DST Program.

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

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective, amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties, and tenant security deposits. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

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

Repairs and maintenance are expensed to operations as incurred and are included in Property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

Impairment of Investments in Real Estate

The Company’s management reviews its consolidated real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the consolidated real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties held as of December 31, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. During the years ended December 31, 2022 and 2021, the Company did not recognize any impairment charges on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, there were no real estate investments that met the criteria to be classified as held-for-sale.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment quarterly and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. During the periods presented, no such impairment occurred.

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

The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. Any changes in the fair value of these derivatives are recorded as components of Other (expense) income, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Aggregate foreign currency transaction gains (losses) included in operations totaled $14.8 million, ($49.5) million and ($15.1) million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded as a component of Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other comprehensive income (loss).

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt include commercial mortgage-backed securities (“CMBS”). The Company generally determines the fair value of its CMBS investments by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

During the years ended December 31, 2023 and 2022, the Company recorded net unrealized gains (losses) on its investments in real estate debt securities of $10.0 million and ($18.3) million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company’s investments in equity securities of public real estate-related companies are reported at fair value and were recorded as a component of Other assets on the Company’s Consolidated Balance Sheets. As such, the resulting unrealized gains and losses are recorded as a component of Other (expense) income on the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2023, the Company disposed of all of its investments in equity securities. During the year ended December 31, 2022, the Company recognized $37.0 million of unrealized losses on its investments in equity securities. In determining the fair value of public equity securities, the Company utilizes the closing price of such securities in the principal market in which the security trades.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on our loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of December 31, 2023.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$201,070	$1,388,280	$1,589,350	$—	$290,807	$1,366,856	$1,657,663
Equity securities	—	—	—	—	84,321	—	—	84,321
Derivatives	—	554,263	—	554,263	—	898,916	—	898,916
Total	$—	$755,333	$1,388,280	$2,143,613	$84,321	$1,189,723	$1,366,856	$2,640,900

Liabilities:
Derivatives	$—	$46,178	$—	$46,178	$—	$17,860	$—	$17,860
Total	$—	$46,178	$—	$46,178	$—	$17,860	$—	$17,860

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	$1,366,856
Repayments	(9,955)
Included in net loss
Unrealized loss	(45)
Foreign currency exchange	31,424
Balance as of December 31, 2023	$1,388,280

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,388,280	Discounted Cash Flow	Discount Rate	9.7%	Decrease

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,366,856	Cost	Par	N/A	N/A

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its consolidated real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value.

During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of such remaining impaired assets as of December 31, 2023 was $53.8 million. The estimated fair values of the impaired properties held as of December 31, 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions. During the years ended December 31, 2022 and 2021, the Company did not recognize any impairment charges on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2023, the fair value of the Company’s mortgage notes, credit facility, and secured financings on investments in real estate debt was approximately $390.9 million below the outstanding principal balance.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Company’s credit facility and its unsecured Line of Credit (as defined below) are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded on the Company’s Consolidated Balance Sheets. The Company’s Hospitality revenue consists of room revenue and food and beverage revenue. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development. The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, deferred income related to these loans amounted to $3.4 million and $4.2 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue in the Company’s

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Loss. For each of the years ended December 31, 2023, 2022 and 2021, Other revenue related to these loans amounted to $0.8 million.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimburses the Advisor for all such advanced expenses ratably over a 60 month period, which commenced in January 2020. These organization and offering costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2023:

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

The Dealer Manager is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes, a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the offering. As of December 31, 2023 and 2022, the Company had accrued $301.0 million and $413.0 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs, and (3) certain state or local income taxes. The Company and the Operating Partnerships’ tax returns for three years from the date filed are subject to examination.

The Company has formed wholly-owned subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state, local, and foreign levels, as applicable, at regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain foreign jurisdictions where the Company owns real estate assets has adopted legislation. The Company does not expect Pillar 2 to have a material impact on the Company’s effective tax rate or the Company’s Consolidated Statements of Operations and Comprehensive Loss.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized an income tax (expense) benefit of ($5.0) million, ($2.1) million and $0.7 million, respectively, within Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023 and 2022, the Company recorded a net deferred tax liability of $30.7 million and $40.9 million, respectively, primarily due to assumed capital gains from two European investments, within Other liabilities on the Company’s Consolidated Balance Sheets.

As of December 31, 2023, net operating loss (“NOL”) carryforwards for federal and state income tax purposes totaled $61.9 million, and are primarily driven by dispositions of residential homes within the Company’s TRS. Although the federal net operating loss carryforwards do not expire, the Company has recorded full valuation allowances against certain deferred tax assets for which the Company believes it is more likely than not that the Company will not realize a benefit from these in future taxable years.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2023, 2022 and 2021.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, derivatives, leases and other contracts, related to the market transition from London Interbank Offered Rate (“LIBOR”) rates, and certain other floating rate benchmark indices, or collectively, “IBORs,” to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivative instruments impacted by the changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company elected to apply the temporary optional expedients and determined that the contractual modifications made in connection with this transition to its mortgage debt agreements did not require contract remeasurement at the respective modification dates. As of December 31, 2023, the Company has transitioned all of its variable-rate mortgage notes and derivative instruments from LIBOR to SOFR (“Secured Overnight Financing Rate”), an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. For the year ended December 31, 2023, the Company recognized $8.6 million of income associated with payments received on derivative instruments impacted by the changes in the interest rate used for discounting or contract price alignment. These amounts are included in Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Consolidated Financial Statements.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$17,612,162	$19,249,503
Land and land improvements	3,144,932	3,580,603
Furniture, fixtures and equipment	304,650	331,586
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,166,974	23,266,922
Accumulated depreciation and amortization	(1,586,616)	(1,019,521)
Investments in real estate, net	$19,580,358	$22,247,401

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Acquisitions

The Company did not acquire any investments in real estate during the year ended December 31, 2023.

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

Asset Dispositions

During the year ended December 31, 2023, the Company sold an aggregate of $1.9 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $775.9 million. During the year ended December 31, 2023, the Company recorded $289.8 million of net gains from the disposition of 10 multifamily properties, 33 industrial properties, three hospitality properties, 2,199 single-family rental units, and one net-lease property.

During the years ended December 31, 2022 and 2021, there were no dispositions of investments in real estate.

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

					December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	2023	2022
Extended Stay Portfolio	Other	July 2022	196	45%	$446,424	$471,696
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,578	9,936
Total investments in unconsolidated real estate ventures					$456,002	$481,632

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

		Year Ended December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2023	2022	2021
Extended Stay Portfolio	Other	$(11,266)	$11,915	$—
Fort Lauderdale Hotel	Other	(358)	274	(615)
Total (loss) income from unconsolidated real estate ventures		$(11,624)	$12,189	$(615)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Intangible assets: (1)
In-place lease intangibles	$292,348	$330,631
Above-market lease intangibles	44,463	47,472
Other	41,823	43,032
Total intangible assets	378,634	421,135
Accumulated amortization:
In-place lease amortization	(127,185)	(113,674)
Above-market lease amortization	(18,913)	(14,022)
Other	(12,500)	(9,723)
Total accumulated amortization	(158,598)	(137,419)
Intangible assets, net	$220,036	$283,716
Intangible liabilities: (2)
Below-market lease intangibles	$87,173	$89,137
Total intangible liabilities	87,173	89,137
Accumulated amortization:
Below-market lease amortization	(27,606)	(18,770)
Total accumulated amortization	(27,606)	(18,770)
Intangible liabilities, net	$59,567	$70,367

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2024	$35,697	$5,572	$3,364	$(8,925)
2025	25,680	4,172	3,364	(6,821)
2026	20,981	3,823	3,364	(5,786)
2027	17,158	3,133	3,364	(5,109)
2028	13,928	2,565	3,364	(4,673)
Thereafter	51,719	6,285	12,503	(28,253)
	$165,163	$25,550	$29,323	$(59,567)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of December 31, 2023 and 2022 ($ in thousands):

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (3)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

		December 31, 2022
Type of Security/Loan	Number of Positions	Weighted Average Coupon (2)	Weighted Average Maturity Date (3)	Cost Basis	Fair Value
CMBS - floating	8	B + 4.18%	May 2037	$306,026	$290,807
Term loans	2	B + 4.96%	January 2027	1,461,417	1,366,856
Total investments in real estate debt	10	B + 4.82%	October 2028	$1,767,443	$1,657,663

__________

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

During February 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The original loan was in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time. In November 2023, the borrower partially prepaid £8.0 million of the original loan amount.

The Company’s investments in real estate debt include CMBS collateralized by properties owned by Starwood Capital investment vehicles. The following table details the Company’s affiliate investments in real estate debt ($ in thousands):

	Fair Value
	December 31, 2023	December 31, 2022
CMBS	$201,070	$290,807
Total	$201,070	$290,807

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the year ended December 31, 2023, the Company recorded net realized losses on its investments in real estate debt securities of $4.4 million. During the year ended December 31, 2022, the Company recorded net realized losses on its investments in real estate debt securities of $13.2 million. During the year ended December 31, 2021, the Company did not record any realized gains or losses on its investments in real estate debt securities. Such amounts are recorded as a component of Income from investments in real estate debt in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

6.
Mortgage Notes and Credit Facility

The following table is a summary of the mortgage notes and credit facility secured by the Company’s properties as of December 31, 2023 and 2022 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	3.10%	March 2031	N/A	$3,049,322	$3,843,346
Total fixed rate loans				3,049,322	3,843,346
Variable rate loans
Floating rate mortgages	B + 1.84%	July 2027	N/A	9,893,894	10,445,553
Variable rate credit facility(4)	B + 2.25%	December 2024	$165,000	165,000	175,000
Total variable rate loans				10,058,894	10,620,553
Total loans secured by the Company’s properties				13,108,216	14,463,899
Deferred financing costs, net				(73,066)	(102,064)
Discount on assumed debt, net				(6,240)	(6,377)
Mortgage notes and credit facility, net				$13,028,910	$14,355,458

__________

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30 day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Copenhagen Interbank Offered Rate (“CIBOR”), as applicable to each loan.
(2)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)
The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
The Company’s credit facility can be drawn upon to fund the acquisition of future real estate investments. The repayment of the credit facility is guaranteed by the Operating Partnership.

The following table presents the future principal payments under the Company’s mortgage notes and credit facility as of December 31, 2023 ($ in thousands):

Year	Amount
2024	$901,408
2025	917,891
2026	4,693,742
2027	2,084,868
2028	228,847
Thereafter	4,281,460
Total	$13,108,216

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $93.6 million for leasing commissions, and tenant and building improvements.

The Company’s mortgage notes and credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of December 31, 2023.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			December 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$448,729	$246,801
Syndicated RA(2)	June 2027	BBSY + 2.82%	939,551	515,551
			$1,388,280	$762,352

			December 31, 2022
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.50%	$433,044	$238,174
Syndicated RA	June 2027	BBSY + 2.65%	933,812	513,597
			$1,366,856	$751,771

__________

(1)
Represents the fair value of the Company’s real estate-related term loan investments.
(2)
Outstanding balance is reflected net of $1.2 million of unamortized deferred financing costs.

8.
Unsecured Line of Credit

During July 2021, the Company increased its unsecured line of credit (the “Line of Credit”) by $100 million with additional banks for a total borrowing capacity of $450 million. During May 2022, additional banks were added under the Line of Credit, and the total borrowing capacity was increased to approximately $1.6 billion. The Line of Credit matures on May 11, 2024, at which time the Company may request an additional one-year extension thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of December 31, 2023, $907.5 million was outstanding on the Line of Credit. As of December 31, 2022, there were no outstanding borrowings on the Line of Credit.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	December 31, 2023	December 31, 2022
Derivative instruments	$554,263	$898,916
Intangible assets, net	220,036	283,716
Receivables	127,573	110,898
Prepaid expenses	24,022	20,985
Interest receivable	7,929	6,670
Deferred financing costs, net	6,006	10,984
Deferred tax asset	5,043	1,500
Other	2,757	3,558
Equity securities	—	84,321
Total other assets	$947,629	$1,421,548

The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$75,809	$95,467
Real estate taxes payable	73,145	85,955
Accrued interest expense	69,642	58,872
Intangible liabilities, net	59,567	70,367
Derivative instruments	46,178	17,860
Tenant security deposits	44,374	50,694
Distributions payable	43,044	49,306
Deferred tax liability	35,792	42,383
Right-of-use liability - operating leases	12,402	12,452
Deferred income	11,894	8,837
Other taxes payable	5,005	6,475
Other	7,506	8,731
Total other liabilities	$484,358	$507,399

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,567,541	1.6%	SOFR	2.1
Interest Rate Caps - Property debt	4		€175,468	1.1%	EURIBOR	1.0
Interest Rate Swaps - Property debt	1		$117,863	0.8%	SOFR	1.2
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.1
Total interest rate derivatives	80			1.6%		2.1

	December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	67		$10,273,472	1.5%	LIBOR, SOFR	2.9
Interest Rate Caps - Property debt	3		€157,296	1.2%	EURIBOR	1.7
Interest Rate Caps - Property debt	1	DKK	301,500	1.0%	CIBOR	3.7
Interest Rate Swaps - Property debt	2		$269,115	0.8%	LIBOR	2.3
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	4.6
Interest Rate Swaps - Property debt	1	NOK	576,633	2.4%	NIBOR	5.2
Total interest rate derivatives	77			1.5%		2.9

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	December 31, 2023			December 31, 2022
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	60		€577,283	48		€588,786
Buy USD/Sell DKK Forward	12	DKK	1,301,016	12	DKK	1,513,100
Buy USD/Sell AUD Forward	5	AUD	621,759	8	AUD	661,100
Buy USD/Sell NOK Forward	9	NOK	1,160,941	8	NOK	859,279
Buy USD/Sell GBP Forward	4		£142,858	5		£368,469

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest rate derivatives	$537,390	$842,895	$—	$—
Foreign currency forward contracts	16,873	56,021	46,178	17,860
Total derivatives	$554,263	$898,916	$46,178	$17,860

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Year Ended December 31,
Type of Derivative	Net Realized/Unrealized (Loss) Gain	2023	2022	2021
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(305,693)	$498,696	$5,244
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(26,468)	32,972	4,792
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(67,466)	30,556	8,447
Foreign Currency Forward Contracts	Realized gain(1)	26,112	57,176	5,463
Interest Rate Caps - Property debt	Realized gain(1)	26,778	—	—
Interest Rate Swaps - Property debt	Realized gain(1)	12,088	—	—
Total		$(334,649)	$619,400	$23,946

(1) Included in Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

(2) A portion of this amount is included in Income from investments in real estate debt and the remaining amount is included in Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

As of December 31, 2023, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2021	2,463,182	46,431,661	2,847,097	39,152,913	90,894,853
Common stock shares issued (1)	2,157,634	107,086,220	19,108,491	124,387,317	252,739,662
Distribution reinvestment plan shares issued	86,892	2,130,886	244,060	1,520,206	3,982,044
Common stock shares repurchased	(59,272)	(1,267,731)	(57,349)	(1,450,765)	(2,835,117)
Independent directors’ restricted stock grant (2)	—	—	—	14,829	14,829
December 31, 2021	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271

Common stock shares issued (1)	1,112,055	80,943,605	10,500,831	109,276,249	201,832,740
Distribution reinvestment plan shares issued	125,187	3,647,656	720,473	3,664,723	8,158,039
Common stock shares repurchased	(164,182)	(14,415,387)	(2,389,430)	(32,146,156)	(49,115,155)
Independent directors’ restricted stock grant (2)	—	—	—	35,697	35,697
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592

Common stock shares issued (1)	(98,898)	4,915,057	(153,390)	14,803,271	19,466,040
Distribution reinvestment plan shares issued	141,944	3,788,883	335,712	3,849,211	8,115,750
Common stock shares repurchased	(482,517)	(38,237,234)	(3,643,944)	(60,147,804)	(102,511,499)
Independent directors’ restricted stock grant (2)	—	—	—	30,361	30,361
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represents $0.8 million, $0.8 million and $0.3 million of the annual compensation paid to the independent directors for the years ended December 31, 2023, 2022 and 2021, respectively. Each grant is amortized over the one-year service period of such grant.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify or suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of its aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the years ended December 31, 2023, 2022 and 2021, the Company repurchased 102,511,499, 49,115,155 and 2,835,117 shares of common stock representing a total of $2.6 billion, $1.3 billion and $64.6 million, respectively.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2157)	(0.2158)	(0.0622)	—
Net distributions declared per share of common stock	$1.0263	$1.0262	$1.1798	$1.2420

	Year Ended December 31, 2022
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2320)	(0.2318)	(0.0672)	—
Net distributions declared per share of common stock	$1.0100	$1.0102	$1.1748	$1.2420

	Year Ended December 31, 2021
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1949)	(0.1955)	(0.0571)	—
Net distributions declared per share of common stock	$1.0471	$1.0465	$1.1849	$1.2420

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

The following table details the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the years ended December 31, 2023 and 2022 ($ in thousands):

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2021	$30,502	$—	$30,502
Settlement of performance participation allocation	204,225	—	204,225
Issuance of SREIT OP units as consideration for acquisitions of real estate	—	190,459	190,459
GAAP loss allocation	(1,050)	(1,096)	(2,146)
Distributions	(11,239)	(6,400)	(17,639)
Fair value allocation	15,884	5,814	21,698
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
Repurchases	—	(620)	(620)
GAAP loss allocation	(18,753)	(10,412)	(29,165)
Distributions	(16,065)	(8,895)	(24,960)
Fair value allocation	(10,160)	(4,680)	(14,840)
Balance at December 31, 2023	$295,692	$164,170	$459,862

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to (i) 1.25% of the Company’s NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the fair market value option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST property. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the years ended December 31, 2023, 2022, and 2021, the Company incurred management fees of $153.4 million, $167.1 million, and $62.2 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. The Company issued 5,673,483 and 5,598,108 unregistered Class I shares to the Advisor as payment for the 2023 and 2022 management fees, respectively, and also had a payable of $10.8 million and $14.5 million related to the management fees as of December 31, 2023 and 2022, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2024, the Advisor was issued 473,622 unregistered Class I shares as payment for the $10.8 million management fee accrued as of December 31, 2023. During January 2023, the Advisor was issued 551,733 unregistered Class I shares to the Advisor as payment for the $14.5 million management fee accrued as of December 31, 2022. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the year ended December 31, 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved. During the years ended December 31, 2022 and 2021, the Company recognized $102.3 million and $204.2 million, respectively, of performance participation interest in the Company’s consolidated financial statements.

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

As of December 31, 2023, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $519.7 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

Repurchase of Advisor and Certain Director Shares

During the year ended December 31, 2023, the Company repurchased outside of its share repurchase plan 3,188,721 Class I shares, held by the Advisor and certain directors for total consideration of $80.6 million. During the year ended December 31,

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

2022, the Company repurchased outside of its share repurchase plan 2,488,926 Class I shares, held by the Advisor and certain directors for total consideration of $68.5 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued stockholder servicing fee	$301,017	$413,004
Performance participation allocation	—	102,348
Accrued management fee	10,853	14,531
Advanced operating expenses	4,458	1,555
Accrued affiliate service provider expenses	3,068	2,659
Advanced organization and offering costs	1,561	3,017
Total	$320,957	$537,114

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $25.8 million, $17.3 million and $6.7 million, respectively, of expenses due to Highmark Residential in connection with its investments. These amounts are included in Property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the years ended December 31, 2023, 2022 and 2021, the amounts incurred for services provided by RFF were $0.3 million, $0.5 million and $0.6 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the years ended December 31, 2023, 2022, and 2021 the amounts incurred for services provided by Essex were $1.5 million, $4.3 million, and $1.9 million, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties we acquire. During the year ended December 31, 2023, the Company incurred approximately $0.2 million of

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

expenses from Starwood Retail Partners. During the year ended December 31, 2022, the Company incurred an insignificant amount of expenses from Starwood Retail Partners. During the year ended December 31, 2021, the Company did not incur any expenses from Starwood Retail Partners.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the years ended December 31, 2023, 2022 and 2021, the amounts incurred for services provided were $0.2 million, $0.4 million, and $0.1 million, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the years ended December 31, 2023 and 2022, the Company incurred approximately $0.8 million and $0.2 million of expenses for services provided, respectively. During the year ended December 31, 2021, the Company did not incur any expenses from SCG STR Management Co, LLC.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the years ended December 31, 2023 and 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million, respectively. During the year ended December 31, 2021, the amounts incurred for services provided by SCG Southern Europe Team were an insignificant amount.

Advanced operating expenses

As of December 31, 2023 and 2022, the Advisor had advanced an insignificant amount and approximately $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

As of December 31, 2023, 2022 and 2021, the Advisor had incurred approximately $14.5 million, $15.8 million and $6.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

13.
Commitments and Contingencies

As of December 31, 2023 and 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2023 ($ in thousands):

Year	Operating Lease
2024	$686
2025	712
2026	714
2027	714
2028	714
Thereafter	25,068
Total undiscounted future lease payments	28,608
Difference between undiscounted cash flows and discounted cash flows	(16,206)
Total lease liability	$12,402

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of December 31, 2023, the weighted average remaining lease term of the Company’s operating leases was 36 years.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Fixed lease payments	$1,540,130	$1,376,577	$530,093
Variable lease payments	155,787	144,078	74,481
Rental revenue	$1,695,917	$1,520,655	$604,574

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and other properties as of December 31, 2023 ($ in thousands). Leases at the Company’s multifamily, single-family and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024	$281,065
2025	263,246
2026	232,944
2027	202,711
2028	164,577
Thereafter	482,047
Total	$1,626,590

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

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2023	December 31, 2022
Multifamily	$15,161,836	$16,663,050
Single-family rental	408,097	1,357,576
Industrial	2,820,658	3,180,764
Office	1,651,347	1,589,368
Self-storage	357,724	366,299
Investments in real estate debt	1,589,350	1,657,663
Other properties(1)	1,022,284	1,225,052
Other (Corporate)	102,678	725,081
Total assets	$23,113,974	$26,764,853

(1)
Other properties includes hospitality, medical office and retail properties and two investments in unconsolidated real estate ventures.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,215,981	$54,087	$203,419	$157,463	$27,694	$37,273	$—	$1,695,917
Other revenue	10,394	—	4	285	—	47,718	—	58,401
Total revenues	1,226,375	54,087	203,423	157,748	27,694	84,991	—	1,754,318
Expenses:
Property operating	552,760	32,631	51,163	59,668	10,775	41,525	—	748,522
Total segment expenses	552,760	32,631	51,163	59,668	10,775	41,525	—	748,522
Loss from unconsolidated real estate ventures	—	—	—	—	—	(11,624)	—	(11,624)
Income from investments in real estate debt	—	—	—	—	—	—	123,138	123,138
Segment net operating income	$673,615	$21,456	$152,260	$98,080	$16,919	$31,842	$123,138	$1,117,310

General and administrative								(45,144)
Management fees								(153,411)
Impairment of investments in real estate								(188,804)
Depreciation and amortization								(811,788)
Net gain on dispositions of real estate								289,818
Interest expense								(583,476)
Loss on extinguishment of debt								(93)
Other expense, net								(299,930)
Net loss								$(675,518)
Net income attributable to non-controlling interests in consolidated joint ventures								(3,350)
Net loss attributable to non-controlling interests in Operating Partnership								29,165
Net loss attributable to stockholders								$(649,703)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,068,277	$73,558	$177,998	$136,185	$26,614	$38,023	$—	$1,520,655
Other revenue	11,114	—	42	416	—	47,121	—	58,693
Total revenues	1,079,391	73,558	178,040	136,601	26,614	85,144	—	1,579,348
Expenses:
Property operating	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Total segment expenses	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Income from unconsolidated real estate ventures	—	—	—	—	—	12,189	—	12,189
Income from investments in real estate debt	—	—	—	—	—	—	99,787	99,787
Segment net operating income	$611,978	$36,983	$133,057	$83,629	$16,748	$58,548	$99,787	$1,040,730

General and administrative								(44,708)
Management fees								(167,100)
Performance participation allocation								(102,348)
Depreciation and amortization								(848,943)
Interest expense								(428,853)
Loss on extinguishment of debt								(313)
Other income, net								485,608
Net loss								$(65,927)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,927)
Net loss attributable to non-controlling interests in Operating Partnership								2,146
Net loss attributable to stockholders								$(65,708)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2021 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$365,052	$1,158	$96,826	$124,317	$741	$16,480	$—	$604,574
Other revenue	4,310	—	—	331	—	33,690	—	38,331
Total revenues	369,362	1,158	96,826	124,648	741	50,170	—	642,905
Expenses:
Property operating	151,923	274	25,258	43,741	287	27,168	—	248,651
Total segment expenses	151,923	274	25,258	43,741	287	27,168	—	248,651
Loss from unconsolidated real estate ventures	—	—	—	—	—	(615)	—	(615)
Income from investments in real estate debt	—	—	—	—	—	—	45,156	45,156
Segment net operating income	$217,439	$884	$71,568	$80,907	$454	$22,387	$45,156	$438,795

General and administrative								(25,404)
Management fees								(62,237)
Performance participation allocation								(204,225)
Depreciation and amortization								(330,455)
Interest expense								(134,127)
Other income, net								13,210
Net loss								$(304,443)
Net loss attributable to non-controlling interests in consolidated joint ventures								434
Net loss attributable to non-controlling interests in Operating Partnership								1,758
Net loss attributable to stockholders								$(302,251)

16.
Subsequent Events

Financing and Capital Activity

During the period from January 1, 2024 through March 21, 2024, the Company raised an aggregate of $0.1 billion in the Company’s third public offering and repurchased $0.5 billion of common stock through its share repurchase plan.

During the period from January 1, 2024 through March 21, 2024, the Company received $0.3 billion of net borrowings from drawing on its unsecured line of credit.

Asset Dispositions

During the period from January 1, 2024 through March 21, 2024, the Company received $0.1 billion of net proceeds from sales of investments in real estate debt.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Multifamily properties:
Phoenix Property	Mesa, AZ	$43,539	$9,472	$35,909	$250	$1,284	$9,722	$37,193	$46,915	$(8,553)	2019
Florida Multifamily Portfolio
Various Properties (2)	Jacksonville, FL	36,466	11,574	37,920	910	2,561	12,484	40,481	52,965	(9,211)	2019
Various Properties (2)	Naples FL	36,129	14,045	37,025	653	1,610	14,698	38,635	53,333	(8,409)	2019
Columbus Multifamily (3 properties)	Columbus, OH	94,787	8,630	125,329	1,137	2,388	9,767	127,717	137,484	(13,501)	2019
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	1,129	1,313	13,840	94,002	107,842	(14,197)	2019
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	307	207	18,620	55,046	73,666	(7,436)	2019
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	551	1,153	8,569	74,916	83,485	(9,455)	2019
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	396	232	7,497	74,971	82,468	(8,144)	2020
Southeast Affordable Housing Portfolio
Riverwalk	Brighton, CO	19,015	3,280	20,932	197	1,031	3,477	21,963	25,440	(2,906)	2020
Patriots Pointe	Concord, NC	7,760	1,564	7,904	196	284	1,760	8,188	9,948	(1,277)	2020
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	43	210	2,200	4,866	7,066	(967)	2020
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	83	229	2,114	4,644	6,758	(1,209)	2020
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	78	422	4,653	24,022	28,675	(3,359)	2020
Various Properties (3)	Jacksonville, FL	82,042	24,178	90,108	496	4,761	24,674	94,869	119,543	(13,768)	2020
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	214	665	2,351	11,076	13,427	(1,792)	2020
Stone Creek	Morrisville, NC	8,364	1,844	7,492	85	675	1,929	8,167	10,096	(1,347)	2020
Various Properties (3)	Newport News, VA	43,333	11,169	50,997	353	2,647	11,522	53,644	65,166	(7,051)	2020
Various Properties (2)	Orlando, FL	72,451	19,513	75,364	370	1,571	19,883	76,935	96,818	(10,801)	2020
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	131	776	7,320	23,806	31,126	(3,882)	2020
Various Properties (2)	Sanford, FL	65,853	14,916	75,253	325	1,764	15,241	77,017	92,258	(10,306)	2020
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	108	451	3,402	19,321	22,723	(2,702)	2020
Las Villas de Kino	Tucson, AZ	26,255	9,513	24,278	388	2,282	9,901	26,560	36,461	(4,066)	2020
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	92	755	3,064	20,338	23,402	(2,983)	2020
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	235	949	4,859	9,838	14,697	(1,743)	2020
Mid-Atlantic Affordable Housing Portfolio
Various Properties (2)	Chesapeake, VA	26,880	6,467	28,766	166	827	6,633	29,593	36,226	(3,388)	2020
Columbia Hills	Columbia, TN	9,740	2,871	9,816	138	689	3,009	10,505	13,514	(1,493)	2020
Foxridge	Durham, NC	10,333	2,524	10,986	90	457	2,614	11,443	14,057	(1,468)	2020
Crestview	Fredericksburg, VA	26,720	4,358	30,470	87	599	4,445	31,069	35,514	(3,527)	2020
Bridgeport	Hampton, VA	17,130	4,285	18,075	52	473	4,337	18,548	22,885	(2,143)	2020
Various Properties (2)	Harrisonburg, VA	11,760	4,022	11,222	100	387	4,122	11,609	15,731	(1,746)	2020
Cascade Village	Holland, MI	13,680	3,389	14,530	281	673	3,670	15,203	18,873	(1,947)	2020
Parkview	Huntersville, NC	11,191	1,876	12,739	37	140	1,913	12,879	14,792	(1,482)	2020
Various Properties (4)	Manassas, VA	70,695	10,637	81,855	290	958	10,927	82,813	93,740	(9,126)	2020
Autumn Ridge	Memphis, TN	7,547	2,591	7,180	73	330	2,664	7,510	10,174	(1,008)	2020
Genito Glen	Midlothian, VA	10,960	2,703	11,559	84	229	2,787	11,788	14,575	(1,506)	2020
Kings Ridge	Newport News, VA	15,572	4,729	15,539	332	650	5,061	16,189	21,250	(2,167)	2020
River Birch	Raleigh, NC	19,411	4,168	21,150	100	551	4,268	21,701	25,969	(2,389)	2020
Falcon Pointe	Rosenberg, TX	9,440	1,876	10,461	102	359	1,978	10,820	12,798	(1,481)	2020
Sterling Crest	Saginaw, MI	8,800	4,176	7,229	129	493	4,305	7,722	12,027	(1,268)	2020
Las Villas de Leon	San Antonio, TX	7,560	2,347	7,458	207	760	2,554	8,218	10,772	(1,176)	2020
Stonegate	Stafford, VA	28,880	3,963	33,721	92	418	4,055	34,139	38,194	(3,586)	2020
River Park Place	Vero Beach, FL	8,538	2,661	8,425	70	414	2,731	8,839	11,570	(1,211)	2020
Ocean Gate	Virginia Beach, VA	20,080	4,347	21,957	86	445	4,433	22,402	26,835	(2,604)	2020
Autumn Wind	Winchester, VA	9,840	2,724	10,005	141	245	2,865	10,250	13,115	(1,487)	2020
Various Properties (3)	Woodbridge, VA	55,243	8,617	63,627	164	1,124	8,781	64,751	73,532	(7,202)	2020

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Florida Affordable Housing Portfolio II (4 properties)	Jacksonville, FL	$85,840	$16,599	$95,453	$332	$11,004	$16,931	$106,457	$123,388	$(12,107)	2021
Southeast Affordable Housing Portfolio II
Culpeper Commons	Culpeper, VA	12,483	4,058	13,749	104	517	4,162	14,266	18,428	(1,922)	2021
Magnolia Creste	Dallas, GA	16,438	2,650	21,475	152	274	2,802	21,749	24,551	(2,338)	2021
Glen Creek	Elkton, MD	15,263	5,985	16,353	180	804	6,165	17,157	23,322	(2,421)	2021
England Run	Fredericksburg, VA	18,812	3,857	23,614	166	492	4,023	24,106	28,129	(2,511)	2021
Rocky Creek	Greenville, SC	14,395	3,030	17,079	109	424	3,139	17,503	20,642	(1,963)	2021
Grande Court Boggy	Kissimmee, FL	34,904	9,361	41,265	123	446	9,484	41,711	51,195	(4,807)	2021
Magnolia Village	Lawrenceville, GA	15,783	5,107	16,645	117	318	5,224	16,963	22,187	(2,337)	2021
Park Ridge	Stafford, VA	20,255	3,778	25,689	101	317	3,879	26,006	29,885	(2,511)	2021
Glen Ridge	Woodbridge, VA	21,667	4,159	27,218	173	426	4,332	27,644	31,976	(2,586)	2021
Azalea Multifamily Portfolio
Luxe	Aubrey, TX	52,290	10,084	78,835	148	529	10,232	79,364	89,596	(5,758)	2021
Travesia	Austin, TX	75,460	13,787	79,703	173	707	13,960	80,410	94,370	(5,773)	2021
Afton Ridge	Concord, NC	54,062	9,516	62,919	102	30	9,618	62,949	72,567	(4,682)	2021
Various Properties (2)	Dallas, TX	84,140	13,031	125,670	67	934	13,098	126,604	139,702	(8,534)	2021
Clearbrook	Frederick, MD	62,090	12,564	51,451	32	(57)	12,596	51,394	63,990	(3,706)	2021
Thornton Park	Jacksonville, FL	66,616	9,950	91,924	262	309	10,212	92,233	102,445	(6,488)	2021
Ariva	Lakeland, FL	51,899	9,846	57,063	36	212	9,882	57,275	67,157	(4,841)	2021
Gwinnett Stadium	Lawrenceville, GA	41,090	5,199	48,131	82	-	5,281	48,131	53,412	(3,221)	2021
Park Place	Morrisville, NC	52,920	9,295	57,281	7	255	9,302	57,536	66,838	(4,439)	2021
Autumn Wood	Murfreesboro, TN	42,490	6,114	54,974	96	(143)	6,210	54,831	61,041	(4,204)	2021
Millenia	Orlando, FL	36,890	6,305	47,647	56	(50)	6,361	47,597	53,958	(3,464)	2021
Various Properties (2)	Pflugerville, TX	107,590	24,606	142,875	346	1,943	24,952	144,818	169,770	(10,305)	2021
Lakehouse	Plant City, FL	16,940	3,334	23,339	13	(22)	3,347	23,317	26,664	(1,827)	2021
Victoria Grand	Tallahassee, FL	47,390	7,002	61,768	17	225	7,019	61,993	69,012	(4,547)	2021
Crosstown	Tampa, FL	58,695	8,066	65,753	(10)	32	8,056	65,785	73,841	(4,880)	2021
Keystone Castle Hills	Dallas, TX	89,922	23,122	99,118	756	1,441	23,878	100,559	124,437	(11,767)	2021
Greater Boston Affordable Portfolio (5 properties)	Boston, MA	142,685	60,313	176,849	449	(64)	60,762	176,785	237,547	(11,820)	2021
Columbus Preferred Portfolio
5188 Baxter Park	Westerville, OH	21,700	6,795	23,058	9	148	6,804	23,206	30,010	(1,594)	2021
1025 Luxe Avenue	Columbus, OH	45,500	7,955	43,178	41	122	7,996	43,300	51,296	(2,675)	2021
The Palmer Dadeland	Miami, FL	259,800	56,854	304,585	534	854	57,388	305,439	362,827	(21,309)	2021
Seven Springs Apartments	Burlington, MA	117,110	27,104	164,679	30	633	27,134	165,312	192,446	(11,389)	2021
Maison’s Landing	Salt Lake City, UT	102,120	14,890	152,592	201	1,243	15,091	153,835	168,926	(11,820)	2021
Sawyer Flats	Gaithersburg, MD	144,060	32,701	168,846	1,186	1,966	33,887	170,812	204,699	(12,369)	2021
Florida Affordable Housing Portfolio III
Various Properties (2)	Bradenton, FL	75,290	20,960	101,049	576	1,515	21,536	102,564	124,100	(10,562)	2021
Enclave on Woodbridge	Fernandina Beach, FL	25,690	6,407	36,228	54	540	6,461	36,768	43,229	(3,764)	2021
Charleston Place	Holly Hill, FL	17,520	5,930	21,309	88	556	6,018	21,865	27,883	(2,446)	2021
Brookwood Forest	Jacksonville, FL	23,560	4,250	35,025	200	663	4,450	35,688	40,138	(2,973)	2021
Various Properties (2)	Lakeland, FL	37,080	7,112	57,801	475	383	7,587	58,184	65,771	(5,370)	2021
Club at Sugar Mill	Port Orange, FL	14,260	4,449	15,946	88	477	4,537	16,423	20,960	(1,808)	2021
Nantucket Cove	Springhill, FL	15,800	4,592	20,167	85	279	4,677	20,446	25,123	(2,361)	2021
Various Properties (5)	Tampa, FL	73,610	26,276	96,632	565	690	26,841	97,322	124,163	(9,850)	2021
Savannah Bay	Tarpon Springs, FL	12,610	5,374	9,640	116	239	5,490	9,879	15,369	(1,391)	2021
Nantucket Bay	Temple Terrace, FL	15,150	6,364	18,782	112	148	6,476	18,930	25,406	(1,849)	2021
Raleigh Multifamily Portfolio
2600 Harvest Creek Place	Cary, NC	60,900	16,094	77,575	(11)	1,179	16,083	78,754	94,837	(5,095)	2021
5140 Copper Ridge Drive	Durham, NC	41,900	8,733	53,561	(6)	1,139	8,727	54,700	63,427	(3,663)	2021
1000 Henrico Lane	Morrisville, NC	68,600	12,383	86,037	(9)	1,162	12,374	87,199	99,573	(5,545)	2021
Various Properties (3)	Raleigh, NC	196,000	40,491	252,991	(28)	4,735	40,463	257,726	298,189	(14,306)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
South Florida Multifamily Portfolio
Bella Vista	Boca Raton, FL	$95,500	$13,144	$125,094	$3,987	$(3,601)	$17,131	$121,493	$138,624	$(7,489)	2021
Stonybrook	Boynton Beach, FL	67,600	12,346	81,036	740	1,100	13,086	82,136	95,222	(5,394)	2021
Centro Sunforest	Davie, FL	103,300	25,015	152,738	(3,584)	813	21,431	153,551	174,982	(9,936)	2021
SEG Multifamily Portfolio
Alta Mill Apartments	Austell, GA	62,965	13,213	82,343	(896)	12,619	12,317	94,962	107,279	(7,517)	2021
Estate on Quarry Lake Apartments	Austin, TX	45,403	9,565	59,725	(2,688)	12,493	6,877	72,218	79,095	(5,439)	2021
Various Properties (2)	Brunswick, GA	35,823	7,529	47,011	827	5,639	8,356	52,650	61,006	(5,490)	2021
Lodge at Mallard Creek	Charlotte, NC	35,524	7,816	48,785	(1,333)	9,139	6,483	57,924	64,407	(4,728)	2021
Brook Valley Apartments	Douglasville, GA	22,951	4,837	30,158	498	3,874	5,335	34,032	39,367	(3,052)	2021
Grande Club Apartments	Duluth, GA	36,122	7,884	49,229	3,100	3,903	10,984	53,132	64,116	(5,126)	2021
Various Properties (4)	Everett, WA	137,405	31,576	198,984	(1,251)	26,488	30,325	225,472	255,797	(15,396)	2021
Towne Creek	Gainesville, GA	15,766	3,307	20,549	1,229	1,980	4,536	22,529	27,065	(2,001)	2021
Icon on the Greenway	Gastonia, NC	24,747	5,110	31,932	(1,713)	6,640	3,397	38,572	41,969	(3,349)	2021
Woodland Park Apartments	Greensboro, NC	18,173	3,484	27,201	1,442	(3,108)	4,926	24,093	29,019	(2,587)	2021
Estates at Bellwood Apartments	Greenville, SC	15,267	3,266	20,401	453	2,155	3,719	22,556	26,275	(2,410)	2021
Audubon Park Apartments	Hanahan, SC	26,144	5,397	33,706	(240)	5,017	5,157	38,723	43,880	(3,287)	2021
Waterford Landing Apartments	Hermitage, TN	25,745	5,616	64,899	(1,224)	(23,129)	4,392	41,770	46,162	(3,413)	2021
Various Properties (2)	High Point, NC	33,187	5,848	36,515	(618)	5,064	5,230	41,579	46,809	(4,032)	2021
Northtowne Village Apartments	Hixson, TN	17,463	3,621	41,985	(375)	(15,969)	3,246	26,016	29,262	(2,275)	2021
Various Properties (2)	Kennesaw, GA	91,304	19,020	118,562	(2,706)	20,211	16,314	138,773	155,087	(10,273)	2021
Various Properties (2)	Knoxville, TN	138,503	29,131	337,357	5,619	(134,807)	34,750	202,550	237,300	(21,217)	2021
Lee's Crossing	La Grange, GA	28,738	6,053	37,698	472	5,598	6,525	43,296	49,821	(4,148)	2021
Durant at Sugarloaf Apartments	Lawrenceville, GA	39,914	8,390	52,333	4,442	2,555	12,832	54,888	67,720	(5,230)	2021
Racquet Club	Lexington, KY	34,027	8,663	53,959	2,435	6,039	11,098	59,998	71,096	(5,390)	2021
Nickel Creek	Lynnwood, WA	33,229	8,062	50,855	1,065	7,328	9,127	58,183	67,310	(4,014)	2021
Northwood Apartments	Macon, GA	20,955	4,400	27,497	213	3,213	4,613	30,710	35,323	(3,103)	2021
Falls at Sope Creek	Marietta, GA	60,171	12,667	78,943	(387)	12,078	12,280	91,021	103,301	(6,780)	2021
Ashmore Bridge Estates Apartments	Mauldin, SC	27,341	5,548	42,280	629	(3,382)	6,177	38,898	45,075	(4,018)	2021
Waterstone at Murietta Apartments	Murieta, CA	83,122	18,884	117,823	(507)	17,649	18,377	135,472	153,849	(10,443)	2021
Wyndchase Bellevue Apartments	Nashville, TN	31,233	6,531	75,691	(2,961)	(25,400)	3,570	50,291	53,861	(3,698)	2021
Woodland Crossing Apartments	New Bern, NC	23,849	5,261	32,819	(1,964)	6,662	3,297	39,481	42,778	(3,499)	2021
Various Properties (2)	Parker, CO	146,785	33,819	252,352	(17,637)	10,426	16,182	262,778	278,960	(19,482)	2021
Gio Apartments	Plano, TX	86,714	22,546	140,590	(5,407)	27,115	17,139	167,705	184,844	(13,139)	2021
Grande Oaks	Roswell, GA	44,504	9,373	58,394	1,353	7,256	10,726	65,650	76,376	(5,181)	2021
Brandemere	Salem, NC	29,425	5,274	32,967	688	3,970	5,962	36,937	42,899	(3,815)	2021
Various Properties (2)	Savannah, GA	57,876	11,943	82,787	(1,675)	3,354	10,268	86,141	96,409	(7,562)	2021
Smoky Crossing Apartments	Seymour, TN	50,591	10,371	120,337	(255)	(45,617)	10,116	74,720	84,836	(7,044)	2021
Grove Veridian	Spartanburg, NC	12,074	2,555	15,966	299	1,543	2,854	17,509	20,363	(1,837)	2021
Patriot Point	Spring Lake, NC	18,886	3,238	20,253	228	2,433	3,466	22,686	26,152	(2,326)	2021
Retreat at Hidden Bay	St. Marys, GA	15,167	3,170	19,810	(323)	2,864	2,847	22,674	25,521	(2,129)	2021
Arnada Pointe	Vancouver, WA	30,534	7,127	45,385	(1,650)	7,501	5,477	52,886	58,363	(4,070)	2021
Various Properties (11)	Waldorf, MD	259,942	57,581	359,089	37,015	19,359	94,596	378,448	473,044	(35,488)	2021
Various Properties (2)	Warner Robins, GA	38,916	8,171	51,003	2,461	4,400	10,632	55,403	66,035	(6,171)	2021
Various Properties (3)	Wilmington, NC	69,351	14,485	90,475	(419)	12,802	14,066	103,277	117,343	(8,816)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
National Affordable Housing Portfolio
Various Properties (3)	Austin, TX	$103,128	$18,627	$135,799	$(2,321)	$6,237	$16,306	$142,036	$158,342	$(11,110)	2021
Centre Court	Bradenton, FL	20,787	5,335	29,299	452	703	5,787	30,002	35,789	(3,261)	2021
Forest Glen	Durham, NC	13,345	2,975	10,821	1,036	(789)	4,011	10,032	14,043	(1,042)	2021
Rose Cove SLC	Farmington, UT	14,420	4,649	16,909	866	(240)	5,515	16,669	22,184	(1,383)	2021
Venice Cove FLL	Ft Lauderdale, FL	18,934	5,878	21,379	3,102	(2,703)	8,980	18,676	27,656	(1,651)	2021
Chelsea Commons	Greenacres, FL	30,349	12,348	44,910	(564)	1,540	11,784	46,450	58,234	(4,577)	2021
Hampton Ridge Jax	Jacksonville, FL	11,104	2,476	9,005	83	2,425	2,559	11,430	13,989	(1,100)	2021
San Marcos Villas	Lake Park, FL	50,042	18,054	65,663	(4,159)	5,686	13,895	71,349	85,244	(6,197)	2021
Mayflower Harbor	Lehi, UT	30,820	9,050	32,915	(740)	1,378	8,310	34,293	42,603	(2,892)	2021
Grande Court Sarasota	North Port, FL	16,087	5,010	18,221	981	(327)	5,991	17,894	23,885	(2,183)	2021
Commander Place	Orlando, FL	28,586	5,713	31,374	(1,132)	2,231	4,581	33,605	38,186	(2,676)	2021
Villas Shaver	Pasadena, TX	25,594	3,182	23,197	3,238	(2,951)	6,420	20,246	26,666	(2,400)	2021
Pemberly Palms	Vero Beach, FL	21,563	4,645	25,507	1,090	(543)	5,735	24,964	30,699	(2,589)	2021
Pasco Woods	Wesley Chapel, FL	21,146	4,511	24,772	40	347	4,551	25,119	29,670	(2,489)	2021
Colony Park	West Palm Beach, FL	21,214	6,626	24,101	824	(147)	7,450	23,954	31,404	(2,541)	2021
Central Park Portfolio (9 properties)	Denver, CO	329,898	74,722	532,982	783	4,768	75,505	537,750	613,255	(34,787)	2021
Mid-Atlantic Affordable Housing Portfolio II
Lakewood Villas ATL	Atlanta, GA	19,937	5,659	19,470	116	294	5,775	19,764	25,539	(1,892)	2022
Ivy Creek Buford	Buford, GS	30,731	6,784	36,309	306	308	7,090	36,617	43,707	(2,704)	2022
Various Properties (2)	Fredericksburg, VA	67,101	18,748	86,640	307	616	19,055	87,256	106,311	(5,645)	2022
Cobblestone Kennesaw	Kennesaw, GA	19,311	6,818	20,700	131	174	6,949	20,874	27,823	(1,779)	2022
Galaxy Silver Spring	Silver Springs, MD	36,418	9,832	54,956	300	329	10,132	55,285	65,417	(2,740)	2022
Sky Terrace	Stafford, VA	37,257	7,836	52,382	210	334	8,046	52,716	60,762	(3,261)	2022
Highland Warranton	Warranton, VA	18,211	6,136	17,652	207	108	6,343	17,760	24,103	(1,337)	2022
Texas and North Carolina Multifamily Portfolio
Watervue	Fort Worth, TX	69,831	12,114	81,045	53	48	12,167	81,093	93,260	(5,582)	2022
Bunker Hill	Houston, TX	64,451	5,855	79,938	26	89	5,881	80,027	85,908	(4,378)	2022
Regalia	Mansfield, TX	57,707	8,595	68,599	24	36	8,619	68,635	77,254	(4,391)	2022
Litchford	Raleigh, NC	53,535	11,588	70,431	78	117	11,666	70,548	82,214	(4,070)	2022
Whispering Creek	San Antonio, TX	35,229	5,025	42,064	40	45	5,065	42,109	47,174	(2,700)	2022
Phoenix Affordable Housing Portfolio
Desert Eagle	Glendale, AZ	28,171	8,420	37,708	123	536	8,543	38,244	46,787	(2,570)	2022
Various Properties (3)	Mesa, AZ	101,114	25,347	142,096	575	2,296	25,922	144,392	170,314	(9,326)	2022
Lake Pleasant Village	Peoria, AZ	23,579	7,346	31,972	207	382	7,553	32,354	39,907	(2,216)	2022
Various Properties (2)	Phoenix, AZ	59,838	13,992	73,080	421	1,335	14,413	74,415	88,828	(4,319)	2022
Summit Multifamily Portfolio
Vintage Amelia	Amelia Island, FL	35,437	8,015	57,141	58	(2,970)	8,073	54,171	62,244	(3,858)	2022
Vantage Ashland	Ashland City, TN	33,279	5,712	56,903	62	356	5,774	57,259	63,033	(3,627)	2022
Ethos Austin	Austin, TX	47,780	11,085	72,024	99	1,334	11,184	73,358	84,542	(4,627)	2022
Walnut Bastrop	Bastrop, TX	27,479	5,643	44,116	123	329	5,766	44,445	50,211	(2,791)	2022
Various Properties (2)	Burleson, TX	81,272	12,479	139,515	101	448	12,580	139,963	152,543	(7,998)	2022
Ethan Pointe	Burlington, NC	38,879	5,884	61,163	44	227	5,928	61,390	67,318	(3,951)	2022
1400 Chestnut	Chattanooga, TN	34,493	2,826	52,914	20	58	2,846	52,972	55,818	(2,599)	2022
Stonebriar Frisco	Frisco, TX	63,679	8,210	107,353	368	291	8,578	107,644	116,222	(5,574)	2022
Darby Holly Springs	Holly Springs, GA	50,693	11,933	82,863	51	105	11,984	82,968	94,952	(5,036)	2022
Various Properties (2)	Indianapolis, IN	80,786	10,047	135,908	270	1,379	10,317	137,287	147,604	(7,935)	2022
Orchard Hills	Jeffersonville, IN	36,393	5,720	52,149	21	554	5,741	52,703	58,444	(3,479)	2022
Various Properties (2)	Knoxville, TN	89,686	8,278	145,987	176	439	8,454	146,426	154,880	(7,728)	2022
Woodland Lakes Lansing	Lansing, MI	43,093	8,179	61,911	109	927	8,288	62,838	71,126	(4,943)	2022

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Various Properties (4)	Louisville, KY	$117,726	$17,123	$178,426	$454	$(3,203)	$17,577	$175,223	$192,800	$(10,745)	2022
Lakeside Marietta	Marietta, GA	70,893	14,659	124,095	149	688	14,808	124,783	139,591	(7,155)	2022
Reserve Maryville	Maryville, TN	29,093	6,455	37,771	39	2,007	6,494	39,778	46,272	(2,826)	2022
Vintage Juliet	Mt. Juliet, TN	54,411	4,981	84,725	42	180	5,023	84,905	89,928	(4,237)	2022
Various Properties (2)	Murfreesboro, TN	82,058	9,480	138,701	125	500	9,605	139,201	148,806	(7,553)	2022
Hickory Point Nashville	Nashville, TN	49,479	7,534	81,694	250	393	7,784	82,087	89,871	(5,015)	2022
Emerson Pflugerville	Pflugerville, TX	53,679	11,087	83,771	110	248	11,197	84,019	95,216	(5,338)	2022
Prinwood Place	Portage, MI	12,993	1,672	19,257	62	315	1,734	19,572	21,306	(1,298)	2022
Foxwood Raleigh	Raleigh, NC	94,380	20,149	142,196	97	400	20,246	142,596	162,842	(8,676)	2022
Sugar Flats SLC	Salt Lake City, UT	32,148	6,265	51,531	148	260	6,413	51,791	58,204	(2,505)	2022
Ranch 123 Apartments	Seguin, TX	20,993	4,347	43,170	110	138	4,457	43,308	47,765	(2,648)	2022
Vintage Tollgate	Thompson’s Station, TN	41,879	4,392	70,715	61	189	4,453	70,904	75,357	(3,862)	2022
Reserve Tuscaloosa	Tuscaloosa, AL	31,393	5,878	47,916	222	1,351	6,100	49,267	55,367	(3,035)	2022
Stonebrook Tyler	Tyler, TX	27,393	5,048	47,359	116	250	5,164	47,609	52,773	(2,893)	2022
Blue Multifamily Portfolio
Various Properties (2)	Orlando, FL	98,631	14,701	169,234	156	481	14,857	169,715	184,572	(8,715)	2022
Grand Dominion	San Antonio, TX	37,958	8,110	61,274	182	250	8,292	61,524	69,816	(3,454)	2022
Sands Clearwater	Tampa, FL	40,671	8,675	57,042	80	229	8,755	57,271	66,026	(3,253)	2022
Florida Affordable Housing Portfolio IV
Sonrise Villas	Fellsmere, FL	23,301	5,733	24,605	50	178	5,783	24,783	30,566	(1,823)	2022
Various Properties (2)	Lakeland, FL	19,778	6,864	21,559	31	202	6,895	21,761	28,656	(1,290)	2022
Overlook at Monroe	Sanford, FL	21,146	4,502	25,665	50	749	4,552	26,414	30,966	(1,664)	2022
Raintree Apartments	Clermont, FL	42,249	6,481	54,591	57	495	6,538	55,086	61,624	(2,546)	2022
Madison Cove	Gainesville, FL	9,080	2,409	8,111	-	206	2,409	8,317	10,726	(551)	2022
Various Properties (2)	Kissimmee, FL	92,897	16,861	110,587	82	535	16,943	111,122	128,065	(5,589)	2022
Mystic Pointe II	Orlando, FL	39,717	5,221	52,249	102	740	5,323	52,989	58,312	(2,396)	2022

Total Multifamily Properties		$9,564,479	$2,033,954	$13,033,889	$50,405	$143,602	$2,084,359	$13,177,491	$15,261,850	$(1,067,163)

Single-Family Rental Properties:
Amherst Single Family Residential Portfolio	Various	$239,756	$126,917	$202,386	$3,206	$17,611	$130,123	$219,997	$350,120	$(17,092)	2021 - 2022
Sunbelt Single-Family Rental Portfolio	Various	-	10,190	29,770	-	-	10,190	29,770	39,960	(2,708)	2021

Total Single-Family Rental Properties		$239,756	$137,107	$232,156	$3,206	$17,611	$140,313	$249,767	$390,080	$(19,800)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties:
Marshfield Industrial Portfolio (4 properties)	Baltimore, MD	$106,698	$21,720	$139,433	$188	$55	$21,908	$139,488	$161,396	$(13,799)	2020
Airport Logistics Park (6 properties)	Nashville, TN	35,000	7,031	53,728	-	1	7,031	53,729	60,760	(5,690)	2020
Denver/Boulder Industrial Portfolio (16 properties)	Louisville, CO	263,613	67,951	311,651	207	128	68,158	311,779	379,937	(26,530)	2021
Independence Industrial Portfolio (6 properties)	La Porte, TX	117,892	30,666	149,317	1	3,052	30,667	152,369	183,036	(14,674)	2021
Reno Logistics Portfolio (19 properties)	Sparks, NV	266,000	60,902	323,632	174	2,359	61,076	325,991	387,067	(31,316)	2021
Southwest Light Industrial Portfolio
Various Properties (4)	Las Vegas, NV	58,142	23,537	54,203	56	45	23,593	54,248	77,841	(4,489)	2021
Various Properties (11)	Phoenix, AZ	283,042	66,229	333,663	287	820	66,516	334,483	400,999	(24,882)	2021
American Industrial Center (25 properties)	Longwood, FL	83,700	47,553	90,772	-	375	47,553	91,147	138,700	(6,457)	2022
Middlebrook Crossroads (18 properties)	Bridgewood, NJ	66,566	49,370	62,650	686	630	50,056	63,280	113,336	(4,127)	2022
Northern Italy Industrial Portfolio (4 properties)	Various Provinces, Italy	43,192	14,509	65,804	247	(2,460)	14,756	63,344	78,100	(4,414)	2021
Norway Logistics Portfolio (2 properties)	Oslo, Norway	51,203	31,971	63,541	(2,374)	(3,550)	29,597	59,991	89,588	(2,804)	2022
Verona Oppeano (5 properties)	Oppeano VR, Italy	166,203	47,225	243,541	1,664	8,567	48,889	252,108	300,997	(10,145)	2022
Denmark Logistics Portfolio (10 properties)	Denmark	100,172	42,311	166,314	5,474	21,457	47,785	187,771	235,556	(8,696)	2022
Belgioioso Logistics	Greater Milan, Italy	76,588	18,857	72,460	3,098	11,996	21,955	84,456	106,411	(3,104)	2022

Total Industrial Properties		$1,718,011	$529,832	$2,130,709	$9,708	$43,475	$539,540	$2,174,184	$2,713,724	$(161,127)

Office Properties:
Florida Office Portfolio (11 properties)	Jacksonville, FL	$129,010	$53,465	$153,163	$(1)	$10,828	$53,464	$163,991	$217,455	$(30,943)	2019
Columbus Office Portfolio	Columbus, OH	53,617	3,013	50,064	102	2,672	3,115	52,736	55,851	(9,717)	2019
60 State Street	Boston, MA	418,073	-	478,150	472	22,746	472	500,896	501,368	(68,117)	2020
Nashville Office	Nashville, TN	165,000	21,647	229,183	-	867	21,647	230,050	251,697	(27,000)	2020
Stonebridge (3 properties)	Alpharetta, GA	64,500	15,205	101,624	-	4,359	15,205	105,983	121,188	(12,559)	2021
M Campus (2 properties)	Meudon, France	140,052	40,964	184,078	606	(8,285)	41,570	175,793	217,363	(8,849)	2021
Barcelona Mediacomplex	Barcelona, Spain	69,593	29,780	120,082	1,285	7,808	31,065	127,890	158,955	(4,960)	2022

Total Office Properties		$1,039,845	$164,074	$1,316,344	$2,464	$40,995	$166,538	$1,357,339	$1,523,877	$(162,145)

Self Storage Properties:
Morningstar Self-Storage Joint Venture
Alabaster	Alabaster, AL	$14,861	$2,313	$15,843	$(1,209)	$1,253	$1,104	$17,096	$18,200	$(898)	2021
OKC Bethany	Bethany, OK	4,160	1,688	5,486	1,837	(1,229)	3,525	4,257	7,782	(310)	2021
Mountain Brook	Birmingham, AL	15,056	5,723	14,463	(3,262)	3,273	2,461	17,736	20,197	(976)	2021
Ladson	Charleston, SC	7,965	2,044	7,688	(1,642)	1,662	402	9,350	9,752	(486)	2021
Various Properties (3)	Charlotte, NC	30,811	9,140	40,818	(2,138)	5,020	7,002	45,838	52,840	(2,369)	2021
Bryan/College Station	College Station, TX	9,921	3,036	17,786	(129)	270	2,907	18,056	20,963	(1,008)	2021
Cornelius	Cornelius, NC	8,663	3,217	13,736	(308)	350	2,909	14,086	16,995	(807)	2021
OKC Edmond	Edmond, OK	4,217	2,550	5,282	2,775	(1,183)	5,325	4,099	9,424	(310)	2021
Flagler Village	Ft Lauderdale, FL	-	6,979	34,644	8	59	6,987	34,703	41,690	(1,559)	2022
Lake Wylie	Lake Wylie, SC	7,476	2,928	5,947	(1,066)	1,063	1,862	7,010	8,872	(389)	2021
OKC Midwest City	Midwest City, OK	7,236	1,968	9,874	2,140	(2,211)	4,108	7,663	11,771	(542)	2021
Mooresville	Mooresville, NC	7,825	2,602	13,388	(79)	122	2,523	13,510	16,033	(748)	2021
Campbell Station	Nashville, TN	11,388	4,563	12,615	1,059	(1,066)	5,622	11,549	17,171	(707)	2021
OKC Norman	Norman, OK	6,250	1,342	8,634	1,459	(1,934)	2,801	6,700	9,501	(465)	2021
Various Properties (5)	Oklahoma City, OK	19,967	4,977	27,249	5,630	(6,263)	10,607	20,986	31,593	(1,516)	2021
FL Mall	Orlando, FL	7,881	1,949	6,803	(103)	111	1,846	6,914	8,760	(385)	2021
Various Properties (2)	San Antonio, TX	13,694	4,380	17,399	(1,507)	1,541	2,873	18,940	21,813	(1,047)	2021
Rea	Waxhaw, NC	15,999	4,661	24,139	(1,888)	1,973	2,773	26,112	28,885	(1,378)	2021
Highway 78	Wylie, TX	7,392	3,098	10,714	(969)	1,018	2,129	11,732	13,861	(650)	2021

Total Self-Storage Properties		$200,762	$69,158	$292,508	$608	$3,829	$69,766	$296,337	$366,103	$(16,550)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Other Properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	$25,381	$13,890	$33,673	$6	$357	$13,896	$34,030	$47,926	$(4,540)	2019
Residence Inn Cleveland	Cleveland, OH	12,567	2,867	19,944	184	2,455	3,051	22,399	25,450	(2,778)	2019
Various Properties (2)	Fort Meyers, FL	22,182	10,180	28,519	1,086	264	11,266	28,783	40,049	(3,920)	2019
Residence Inn Little Rock	Little Rock, AR	12,868	2,410	16,472	(41)	(1,195)	2,369	15,277	17,646	(2,118)	2019
Exchange on Erwin - Commercial (2 properties)	Durham, NC	24,908	13,492	20,157	1	(28)	13,493	20,129	33,622	(3,380)	2019
Barlow	Chevy Chase, MD	108,160	31,902	112,291	208	3,960	32,110	116,251	148,361	(13,594)	2020
Iberostar Las Dalias	Tenerife, Spain	54,062	26,751	37,993	(361)	(1,728)	26,390	36,265	62,655	(2,043)	2021
Marketplace at the Outlets	West Palm Beach, FL	79,000	41,833	83,890	8	20	41,841	83,910	125,751	(9,105)	2021

Total Other Properties		$339,128	$143,325	$352,939	$1,091	$4,105	$144,416	$357,044	$501,460	$(41,478)

Portfolio Total		$13,101,981	$3,077,450	$17,358,545	$67,482	$253,617	$3,144,932	$17,612,162	$20,757,094	$(1,468,263)

__________

(1)
Refer to Note 2 to our consolidated financial statements for details of depreciable lives.
(2)
As of December 31, 2023, the aggregate cost basis for tax purposes was $20.9 billion.

The total included on Schedule III above does not include furniture, fixtures and equipment totaling $304.7 million and right-of-use operating lease assets of $105.2 million. Accumulated Depreciation does not include $118.4 million of accumulated depreciation related to furniture, fixtures and equipment assets.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) – Continued

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Real Estate(1):
Balance at the beginning of year	$23,161,692	$17,448,136
Additions during the year:
Building and building improvements	152,709	4,799,429
Land and land improvements	29,205	847,098
Furniture, fixtures and equipment	10,579	67,029
Dispositions during the year:
Building and building improvements	(1,649,905)	—
Land and land improvements	(416,215)	—
Furniture, fixtures and equipment	(37,517)	—
Impairment of investments in real estate	(188,804)	—
Balance at the end of the year	$21,061,744	$23,161,692

Accumulated depreciation(2):
Balance at the beginning of the year	$(1,013,703)	$(364,653)
Accumulated depreciation, net of dispositions	(564,934)	(649,050)
Balance at the end of the year	$(1,578,637)	$(1,013,703)

__________

(1)
Real estate includes furniture, fixtures and equipment totaling $304.7 million and $331.6 million for the years ended December 31, 2023 and 2022, respectively. Real estate excludes right-of-use operating lease assets of $105.2 million for the years ended December 31, 2023 and 2022.
(2)
Accumulated depreciation excludes amortization on right-of-use operating lease assets of $8.0 million and $5.8 million for the years ended December 31, 2023 and 2022.