Form 10-Q
period 2024-03-31
Starwood Real Estate Income Trust, Inc.
filed 2024-05-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 6, 2024, the registrant had the following shares outstanding: 5,135,722 shares of Class T common stock, 183,308,868 shares of Class S common stock, 26,138,604 shares of Class D common stock and 189,671,582 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$19,351,915	$19,580,358
Investments in real estate debt	1,388,138	1,589,350
Investments in unconsolidated real estate ventures	451,645	456,002
Cash and cash equivalents	316,144	294,984
Restricted cash	231,721	245,651
Other assets	951,262	947,629
Total assets	$22,690,825	$23,113,974
Liabilities and Equity
Mortgage notes and credit facility, net	$12,975,325	$13,028,910
Secured financings on investments in real estate debt, net	737,451	762,352
Unsecured line of credit	1,225,000	907,500
Other liabilities	437,726	484,358
Subscriptions received in advance	11,569	13,225
Due to affiliates	289,341	320,957
Total liabilities	15,676,412	15,517,302

Commitments and contingencies	—	—
Redeemable non-controlling interests	462,285	459,862

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,181,829 and 5,282,025 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	52	53
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 187,328,914 and 195,023,616 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,873	1,950
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 26,474,013 and 27,512,551 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	265	275
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 195,582,276 and 202,990,052 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,956	2,030
Additional paid-in capital	9,269,243	9,641,219
Accumulated other comprehensive loss	(25,342)	(15,729)
Accumulated deficit and cumulative distributions	(2,739,431)	(2,537,302)
Total stockholders’ equity	6,508,616	7,092,496
Non-controlling interests in consolidated joint ventures	43,512	44,314
Total equity	6,552,128	7,136,810
Total liabilities and equity	$22,690,825	$23,113,974

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$413,083	$431,000
Other revenue	10,967	15,444
Total revenues	424,050	446,444
Expenses
Property operating	179,657	189,651
General and administrative	12,492	10,569
Management fees	31,996	42,181
Performance participation allocation	—	—
Impairment of investments in real estate	—	79,846
Depreciation and amortization	186,398	200,434
Total expenses	410,543	522,681
Other expense
Loss from unconsolidated real estate ventures	(3,968)	(3,089)
Income from investments in real estate debt	40,497	31,841
Net gain (loss) on dispositions of real estate	2,083	(423)
Interest expense	(154,033)	(137,290)
Other income (expense), net	15,628	(140,034)
Total other expense	(99,793)	(248,995)
Net loss	$(86,286)	$(325,232)
Net loss attributable to non-controlling interests in consolidated joint ventures	$187	$1,492
Net loss attributable to non-controlling interests in Operating Partnership	4,753	13,103
Net loss attributable to stockholders	$(81,346)	$(310,637)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.63)
Weighted-average shares of common stock outstanding, basic and diluted	420,777,452	496,673,860

Comprehensive loss:
Net loss	$(86,286)	$(325,232)
Other comprehensive (loss) income item:
Foreign currency translation adjustments	(9,613)	6,601
Other comprehensive (loss) income	$(9,613)	$6,601
Comprehensive loss	$(95,899)	$(318,631)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued, net	(1)	3	2	34	89,674	—	—	89,712	—	89,712
Offering costs, net	—	—	—	—	17,393	—	—	17,393	—	17,393
Distribution reinvestments	—	10	2	9	48,672	—	—	48,693	—	48,693
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(90)	(14)	(117)	(514,295)	—	—	(514,516)	—	(514,516)
Net loss ($4,753 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(81,346)	(81,346)	(187)	(81,533)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(615)	(615)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(120,783)	(120,783)	—	(120,783)
Other comprehensive loss	—	—	—	—	—	(9,613)	—	(9,613)	—	(9,613)
Allocation to redeemable non-controlling interest	—	—	—	—	(13,630)	—	—	(13,630)	—	(13,630)
Balance at March 31, 2024	$52	$1,873	$265	$1,956	$9,269,243	$(25,342)	$(2,739,431)	$6,508,616	$43,512	$6,552,128

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued, net	1	23	—	47	184,977	—	—	185,048	—	185,048
Offering costs, net	—	—	—	—	7,920	—	—	7,920	—	7,920
Distribution reinvestments	—	9	1	9	55,921	—	—	55,940	—	55,940
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(72)	(11)	(171)	(670,841)	—	—	(671,096)	—	(671,096)
Net loss ($13,103 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(310,637)	(310,637)	(1,492)	(312,129)
Distributions to non-controlling interests	—	—	—	—	—	—	—	-	(798)	(798)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(141,127)	(141,127)	—	(141,127)
Other comprehensive income	—	—	—	—	—	6,601	—	6,601	—	6,601
Allocation to redeemable non-controlling interest	—	—	—	—	(3,332)	—	—	(3,332)	—	(3,332)
Balance at March 31, 2023	$57	$2,206	$300	$2,330	$11,041,125	$(17,706)	$(1,807,020)	$9,221,292	$51,736	$9,273,028

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(86,286)	$(325,232)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	31,996	42,181
Performance participation allocation	—	—
Impairment of investments in real estate	—	79,846
Depreciation and amortization	186,398	200,434
Amortization of deferred financing costs	6,392	7,123
Straight-line rent amortization	(3,403)	(3,612)
Deferred income amortization	(6,253)	(3,931)
Unrealized (gain) loss on changes in fair value of financial instruments	(35,179)	150,420
Foreign currency loss	20,295	306
Amortization of restricted stock grants	210	210
Net (gain) loss on disposition of investments in real estate	(2,083)	423
Realized loss on sale of investments in real estate debt	1,468	—
Loss from unconsolidated real estate ventures	3,968	3,089
Distributions of earnings from unconsolidated real estate ventures	389	—
Other items	(2,172)	(1,859)
Change in assets and liabilities
Decrease (increase) in other assets	16,585	(827)
Decrease in due to affiliates	(2,836)	(1,000)
(Decrease) increase in other liabilities	(11,243)	577
Net cash provided by operating activities	118,246	148,148
Cash flows from investing activities
Acquisitions of real estate	—	(134)
Proceeds from dispositions of real estate	77,450	2,051
Capital improvements to real estate	(32,887)	(35,624)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	110,602	—
Purchase of derivative instruments	(15)	(14,994)
Proceeds from derivative contracts	6,140	5,864
Net cash provided by (used in) investing activities	161,290	(42,837)
Cash flows from financing activities
Proceeds from issuance of common stock, net	44,157	101,649
Offering costs paid	(11,058)	(14,558)
Subscriptions received in advance	11,569	20,728
Repurchases of common stock	(514,516)	(671,096)
Borrowings from mortgage notes, credit facility and unsecured line of credit	588,500	236,314
Repayments of mortgage notes, credit facility and unsecured line of credit	(314,604)	(2,263)
Payment of deferred financing costs	(89)	(253)
Distributions to non-controlling interests	(615)	(798)
Distributions	(79,963)	(92,478)
Net cash used in financing activities	(276,619)	(422,755)
Effect of exchange rate changes	4,313	303
Net change in cash and cash equivalents and restricted cash	7,230	(317,141)
Cash and cash equivalents and restricted cash, beginning of the year	540,635	956,609
Cash and cash equivalents and restricted cash, end of the period	$547,865	$639,468
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$316,144	$360,098
Restricted cash	231,721	279,370
Total cash and cash equivalents and restricted cash	$547,865	$639,468
Supplemental disclosure of cash flow information:
Cash paid for interest	$241,384	$205,203
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(17,858)	$(8,773)
Issuance of Class I shares for payment of management fee	$32,331	$43,055
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$102,348
Accrued distributions	$41,625	$48,226
Distribution reinvestment	$48,693	$55,940
Allocation to redeemable non-controlling interests	$13,630	$3,332
Accrued capital expenditures	$4,308	$12,346

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

As of March 31, 2024, the Company owned 469 consolidated real estate properties, 989 single-family rental units, two investments in unconsolidated real estate ventures and four positions in real estate debt investments. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other, and Investments in Real Estate Debt. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of March 31, 2024, the Company had received aggregate net proceeds of $13.9 billion from the sale of shares of its common stock through its public offerings.

In December 2023, the Company announced it would launch a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Properties”). As of March 31, 2024, the Company has not yet begun to raise offering proceeds through the DST Program.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Certain amounts in the Company’s prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reflect net losses on dispositions of real estate from “Other income (expense), net” to “Net gain (loss) on dispositions of real estate” for the three months ended March 31, 2023 on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Such reclassification had no effect on the previously reported totals included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Investments in Real Estate

Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further details of the GAAP treatment regarding the Company’s investments in real estate.

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

During the three months ended March 31, 2024, the Company did not recognize any impairment on its investments in real estate. During the three months ended March 31, 2023, the Company recognized an aggregate $79.8 million impairment charge on various single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, there were no real estate investments that met the criteria to be classified as held-for-sale.

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

During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.1 million and $0.6 million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on our loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of March 31, 2024.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$45,164	$1,342,974	$1,388,138	$—	$201,070	$1,388,280	$1,589,350
Derivatives	—	570,582	—	570,582	—	554,263	—	554,263
Total	$—	$615,746	$1,342,974	$1,958,720	$—	$755,333	$1,388,280	$2,143,613

Liabilities:
Derivatives	$—	$30,663	$—	$30,663	$—	$46,178	$—	$46,178
Total	$—	$30,663	$—	$30,663	$—	$46,178	$—	$46,178

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$1,388,280
Included in net loss
Foreign currency exchange	(45,306)
Balance as of March 31, 2024	$1,342,974

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,342,974	Discounted Cash Flow	Discount Rate	9.7%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,388,280	Discounted Cash Flow	Discount Rate	9.7%	Decrease

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

During the three months ended March 31, 2024, the Company did not recognize any impairment on its investments in real estate. During the three months ended March 31, 2023, the Company recognized an aggregate $79.8 million impairment charge on various single-family rental properties. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s remaining impaired assets was $43.9 million and $53.8 million, respectively. The estimated fair values of the impaired properties held as of March 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2024, the fair value of the Company’s mortgage notes, credit facility and secured financings on investments in real estate debt was approximately $457.3 million below the outstanding principal balance.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local, and foreign taxes on its income and assets, including (i) taxes on any undistributed income, (ii) taxes related to its taxable REIT subsidiaries (“TRSs”) and (iii) certain state or local income taxes. The Company and the Operating Partnerships’ tax returns for three years from the date filed are subject to examination.

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

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain foreign jurisdictions where the Company owns real estate assets has adopted legislation. The Company does not expect Pillar 2 to have a material impact on the Company’s effective tax rate or the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three months ended March 31, 2024, the Company recognized an income tax benefit of $4.4 million, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2023, the Company recognized an income tax benefit of $0.3 million, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $26.5 million and $30.7 million, respectively, primarily due to assumed capital gains from two European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of December 31, 2023, net operating loss (“NOL”) carryforwards for federal and state income tax purposes totaled $61.9 million, and are primarily driven by dispositions of residential rental units within one of the Company’s TRSs. Although the federal NOL carryforwards do not expire, the Company has recorded full valuation allowances against certain deferred tax assets for which the Company believes it is more likely than not that the Company will not realize a benefit from these in future taxable years.

Recent Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Consolidated Financial Statements.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$17,571,430	$17,612,162
Land and land improvements	3,116,386	3,144,932
Furniture, fixtures and equipment	298,638	304,650
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,091,684	21,166,974
Accumulated depreciation and amortization	(1,739,769)	(1,586,616)
Investments in real estate, net	$19,351,915	$19,580,358

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended March 31, 2024, the Company sold an aggregate of $48.5 million of investments in real estate, net, generating total cash proceeds, net of mortgage repayments, of approximately $33.1 million. During the three months ended March 31, 2024, the Company recorded $2.1 million of net gains from the disposition of two hospitality properties and 27 single-family rental units.

For the three months ended March 31, 2023, the Company sold five single-family rental units for net proceeds of approximately $1.8 million, resulting in total losses of $0.4 million.

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	March 31, 2024	December 31, 2023
Extended Stay Portfolio	Other	July 2022	196	45%	$441,368	$446,424
Fort Lauderdale Hotel	Other	March 2019	1	43%	10,277	9,578
Total investments in unconsolidated real estate ventures					$451,645	$456,002

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

		Three Months Ended March 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2024	2023
Extended Stay Portfolio	Other	$(5,056)	$(3,468)
Fort Lauderdale Hotel	Other	1,088	379
Total loss from unconsolidated real estate ventures		$(3,968)	$(3,089)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Intangible assets: (1)
In-place lease intangibles	$291,626	$292,348
Above-market lease intangibles	38,359	44,463
Other	41,992	41,823
Total intangible assets	371,977	378,634
Accumulated amortization:
In-place lease amortization	(135,316)	(127,185)
Above-market lease amortization	(19,956)	(18,913)
Other	(13,231)	(12,500)
Total accumulated amortization	(168,503)	(158,598)
Intangible assets, net	$203,474	$220,036
Intangible liabilities: (2)
Below-market lease intangibles	$81,176	$87,173
Total intangible liabilities	81,176	87,173
Accumulated amortization:
Below-market lease amortization	(29,491)	(27,606)
Total accumulated amortization	(29,491)	(27,606)
Intangible liabilities, net	$51,685	$59,567

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2024 (remaining)	$25,590	$3,417	$2,559	$(6,200)
2025	26,031	3,302	3,412	(5,989)
2026	21,334	3,015	3,412	(4,926)
2027	17,436	2,318	3,412	(4,174)
2028	14,144	1,773	3,412	(4,364)
Thereafter	51,775	4,578	12,554	(26,032)
	$156,310	$18,403	$28,761	$(51,685)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of March 31, 2024 and December 31, 2023 ($ in thousands):

		March 31, 2024
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	2	B + 6.19%	August 2035	$45,304	$45,164
Term loans	2	B + 4.95%	January 2027	1,451,462	1,342,974
Total investments in real estate debt	4	B + 4.99%	April 2027	$1,496,766	$1,388,138

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

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

	Fair Value
	March 31, 2024	December 31, 2023
CMBS	$45,164	$201,070
Total	$45,164	$201,070

Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three months ended March 31, 2024, the Company recorded net realized losses resulting from sales on a portion of its investments in real estate debt securities of $1.5 million. During the three months ended March 31, 2023, the Company did not dispose of any of its investments in real estate debt securities. Such amounts are recorded as a component of Income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. Mortgage Notes and Credit Facility

The following table is a summary of the mortgage notes and credit facility secured by the Company’s properties as of March 31, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,018,053	$3,049,322
Total fixed rate loans				3,018,053	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.83%	July 2027	N/A	9,863,917	9,893,894
Variable rate credit facility(4)	B + 2.25%	December 2024	$165,000	165,000	165,000
Total variable rate loans				10,028,917	10,058,894
Total loans secured by the Company’s properties				13,046,970	13,108,216
Deferred financing costs, net				(65,453)	(73,066)
Discount on assumed debt, net				(6,192)	(6,240)
Mortgage notes and credit facility, net				$12,975,325	$13,028,910

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

The following table presents the future principal payments under the Company’s mortgage notes and credit facility as of March 31, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$826,120
2025	951,721
2026	4,692,839
2027	2,074,921
2028	225,665
Thereafter	4,275,704
Total	$13,046,970

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $90.5 million for leasing commissions, and tenant and building improvements.

The Company’s mortgage notes and credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of March 31, 2024.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			March 31, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$444,664	$244,565
Syndicated RA(2)	June 2027	BBSY + 2.82%	898,310	492,886
			$1,342,974	$737,451

			December 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$448,729	$246,801
Syndicated RA(2)	June 2027	BBSY + 2.82%	939,551	515,551
			$1,388,280	$762,352

(1) Represents the fair value of the Company’s real estate-related term loan investments.

(2) Outstanding balance is reflected net of $1.2 million of unamortized deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.

8.
Unsecured Line of Credit

During May 2022, the Company increased its unsecured line of credit (the “Line of Credit”) by $1.1 billion with additional banks for a total borrowing capacity of approximately $1.6 billion. The Line of Credit matures on May 11, 2024, at which time the Company may request an additional one-year extension. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of March 31, 2024 and December 31, 2023, there were $1.2 billion and $0.9 billion of borrowings outstanding on the Line of Credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2024	December 31, 2023
Derivative instruments	$570,582	$554,263
Intangible assets, net	203,474	220,036
Receivables	144,511	127,573
Prepaid expenses	10,954	24,022
Interest receivable	7,159	7,929
Deferred financing costs, net	4,822	6,006
Deferred tax asset	6,093	5,043
Other	3,667	2,757
Total other assets	$951,262	$947,629

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$66,634	$75,809
Real estate taxes payable	59,162	73,145
Accrued interest expense	69,698	69,642
Intangible liabilities, net	51,685	59,567
Derivative instruments	30,663	46,178
Tenant security deposits	45,864	44,374
Distributions payable	41,625	43,044
Deferred tax liability	32,599	35,792
Right-of-use liability - operating leases	12,387	12,402
Deferred income	12,080	11,894
Other taxes payable	5,858	5,005
Other	9,471	7,506
Total other liabilities	$437,726	$484,358

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	March 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,561,925	1.6%	SOFR	1.9
Interest Rate Caps - Property debt	4		€171,552	1.1%	EURIBOR	0.8
Interest Rate Swaps - Property debt	1		$119,211	0.8%	SOFR	0.9
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.3
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.9
Total interest rate derivatives	80			1.6%		1.9

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,567,541	1.6%	SOFR	2.1
Interest Rate Caps - Property debt	4		€175,468	1.1%	EURIBOR	1.0
Interest Rate Swaps - Property debt	1		$117,863	0.8%	SOFR	1.2
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.1
Total interest rate derivatives	80			1.6%		2.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	March 31, 2024			December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	39		€552,358	60		€577,283
Buy USD/Sell DKK Forward	10	DKK	1,260,016	12	DKK	1,301,016
Buy USD/Sell AUD Forward	5	AUD	621,759	5	AUD	621,759
Buy USD/Sell NOK Forward	7	NOK	397,700	9	NOK	1,160,941
Buy USD/Sell GBP Forward	7		£158,400	4		£142,858

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate derivatives	$550,436	$537,390	$—	$—
Foreign currency forward contracts	20,146	16,873	30,663	46,178
Total derivatives	$570,582	$554,263	$30,663	$46,178

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2024	2023
Interest Rate Caps - Property debt	Unrealized gain (loss)(1)	$11,329	$(139,636)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(49)	(6,369)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	18,789	(4,313)
Foreign Currency Forward Contracts	Realized gain(1)	2,215	1,389
Interest Rate Caps - Property debt	Realized gain(1)	—	733
Interest Rate Swaps - Property debt	Realized gain(1)	—	1,925
Total		$32,284	$(146,271)

(1)
Included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included in Income from investments in real estate debt and the remaining amount is included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

11.
Equity and Redeemable Non-controlling Interests

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of March 31, 2024, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2024
	Class T	Class S	Class D	Class I	Total
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244
Common stock shares issued (1)	(78,520)	346,224	223,950	3,346,837	3,838,491
Distribution reinvestment plan shares issued	37,181	981,482	169,241	900,756	2,088,660
Common stock shares repurchased	(58,857)	(9,022,408)	(1,431,729)	(11,655,369)	(22,168,363)
March 31, 2024	5,181,829	187,328,914	26,474,013	195,582,276	414,567,032

	Three Months Ended March 31, 2023
	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	76,701	2,263,805	(39,697)	4,648,338	6,949,147
Distribution reinvestment plan shares issued	34,590	981,339	96,343	994,940	2,107,212
Common stock shares repurchased	(117,880)	(7,190,043)	(1,070,027)	(17,093,864)	(25,471,814)
March 31, 2023	5,714,907	220,612,011	29,960,792	233,004,427	489,292,137

__________

(1)
Includes exchanges between share classes

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify or suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company may repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of its aggregate net asset value (“NAV”) per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of its aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

For the three months ended March 31, 2024, the Company repurchased 22,168,363 shares of common stock representing, a total of $514.5 million. For the three months ended March 31, 2023, the Company repurchased 25,471,814 shares of common stock representing a total of $671.1 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0488)	(0.0490)	(0.0141)	—
Net distributions declared per share of common stock	$0.2617	$0.2615	$0.2964	$0.3105

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(3,062)	(1,691)	(4,753)
Distributions	(4,236)	(2,218)	(6,454)
Fair value allocation	9,431	4,199	13,630
Balance at March 31, 2024	$297,825	$164,460	$462,285

__________

(1)
Includes units transferred to Barry S. Sternlicht, which are deemed to be beneficially owned by Mr. Sternlicht.

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(8,431)	(4,672)	(13,103)
Distributions	(4,016)	(2,226)	(6,242)
Fair value allocation	2,144	1,188	3,332
Balance at March 31, 2023	$330,367	$183,067	$513,434

12.
Related Party Transactions

Management Fee and Performance Participation Allocation

The Advisor is entitled to an annual management fee equal to (i) 1.25% of the Company’s NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the fair market value option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. During the three months ended March 31, 2024 and 2023, the Company incurred management fees of $32.0 million and $42.2 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2024, the Company issued 473,622 unregistered Class I shares to the Advisor as payment for the $10.9 million management fee accrued as of December 31, 2023. For the three months ended March 31, 2024, the Company issued 933,093 unregistered Class I shares to the Advisor as payment for the management fee incurred through February 2024 and also had a payable of $10.5 million related to the management fee as of March 31, 2024, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In April 2024, the Company issued 456,577 unregistered Class I shares to the Advisor as payment for the $10.5 million management fee accrued as of March 31, 2024. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2024 and 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved.

As of March 31, 2024, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $545.0 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

Repurchase of Advisor and Certain Director Shares

During the three months ended March 31, 2024, the Company did not repurchase any shares outside of its share repurchase plan. During the three months ended March 31, 2023, the Company repurchased outside of its share repurchase plan 11,090 Class I shares held by certain directors for total consideration of $0.3 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$272,943	$301,017
Performance participation allocation	—	—
Accrued management fee	10,513	10,853
Advanced operating expenses	1,733	4,458
Accrued affiliate service provider expenses	3,079	3,068
Advanced organization and offering costs	1,073	1,561
Total	$289,341	$320,957

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2024 and 2023, the Company incurred approximately $7.2 million and $5.6 million of expenses due to Highmark Residential in connection with its investments, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2024 and 2023, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended March 31, 2024, the amounts incurred for services provided by Essex were an insignificant amount. During the three months ended March 31, 2023, the Company did not incur any expenses for services provided by Essex.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three months ended March 31, 2024, the Company incurred approximately $0.1 million of expenses from Starwood Retail Partners. During the three months ended March 31, 2023, the Company incurred an insignificant amount of expenses from Starwood Retail Partners.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2024 and 2023, the amounts incurred for services provided were an insignificant amount, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three months ended March 31, 2024 and 2023, the Company incurred approximately $0.6 million and $0.1 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three months ended March 31, 2024 and 2023, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.1 million, respectively.

Advanced operating expenses

As of March 31, 2024 and 2023, the Advisor had advanced an insignificant amount and approximately $0.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended March 31, 2024 and 2023, the Advisor had incurred approximately $4.5 million and $4.3 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

DST Program expenses

During the three months ended March 31, 2024, the Company did not incur or pay any fees to the Advisor or its affiliates in connection with the DST Program.

13.
Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2024 ($ in thousands):

Year	Operating Lease
2024 (remaining)	$514
2025	714
2026	714
2027	714
2028	714
Thereafter	25,067
Total undiscounted future lease payments	28,437
Difference between undiscounted cash flows and discounted cash flows	(16,050)
Total lease liability	$12,387

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of March 31, 2024, the weighted average remaining lease term of the Company’s operating leases was 36 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended March 31,
	2024	2023
Fixed lease payments	$372,094	$390,495
Variable lease payments	40,989	40,505
Rental revenue	$413,083	$431,000

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties as of March 31, 2024. Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included. ($ in thousands)

Year	Future Minimum Rents
2024 (remaining)	$227,017
2025	269,052
2026	237,373
2027	206,513
2028	166,219
Thereafter	493,495
Total	$1,599,669

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

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2024	December 31, 2023
Multifamily	$15,043,500	$15,161,836
Single-family rental	373,204	408,097
Industrial	2,762,668	2,820,658
Office	1,624,813	1,651,347
Self-storage	354,722	357,724
Investments in real estate debt	1,388,138	1,589,350
Other properties(1)	969,686	1,022,284
Other (Corporate)	174,094	102,678
Total assets	$22,690,825	$23,113,974

(1)
Other properties includes hospitality, medical office, and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,569	$5,491	$47,938	$42,527	$6,882	$7,676	$—	$413,083
Other revenue	2,872	—	28	43	—	8,024	—	10,967
Total revenues	305,441	5,491	47,966	42,570	6,882	15,700	—	424,050
Expenses:
Property operating	138,326	2,549	11,953	15,028	2,696	9,105	—	179,657
Total segment expenses	138,326	2,549	11,953	15,028	2,696	9,105	—	179,657
Loss from unconsolidated real estate ventures	—	—	—	—	—	(3,968)	—	(3,968)
Income from investments in real estate debt	—	—	—	—	—	—	40,497	40,497
Segment net operating income	$167,115	$2,942	$36,013	$27,542	$4,186	$2,627	$40,497	$280,922

General and administrative								(12,492)
Management fees								(31,996)
Depreciation and amortization								(186,398)
Net gain (loss) on dispositions of real estate								2,083
Interest expense								(154,033)
Other income (expense), net								15,628
Net loss								$(86,286)
Net loss attributable to non-controlling interests in consolidated joint ventures								187
Net loss attributable to non-controlling interests in Operating Partnership								4,753
Net loss attributable to stockholders								$(81,346)

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$307,065	$20,488	$50,242	$37,446	$6,790	$8,969	$—	$431,000
Other revenue	2,281	—	—	135	—	13,028	—	15,444
Total revenues	309,346	20,488	50,242	37,581	6,790	21,997	—	446,444
Expenses:
Property operating	137,399	12,075	12,773	14,637	2,667	10,100	—	189,651
Total segment expenses	137,399	12,075	12,773	14,637	2,667	10,100	—	189,651
Loss from unconsolidated real estate ventures	—	—	—	—	—	(3,089)	—	(3,089)
Income from investments in real estate debt	—	—	—	—	—	—	31,841	31,841
Segment net operating income	$171,947	$8,413	$37,469	$22,944	$4,123	$8,808	$31,841	$285,545

General and administrative								(10,569)
Management fees								(42,181)
Impairment of investments in real estate								(79,846)
Depreciation and amortization								(200,434)
Net gain (loss) on dispositions of real estate								(423)
Interest expense								(137,290)
Other income (expense), net								(140,034)
Net loss								$(325,232)
Net loss attributable to non-controlling interests in consolidated joint ventures								1,492
Net loss attributable to non-controlling interests in Operating Partnership								13,103
Net loss attributable to stockholders								$(310,637)

16.
Subsequent Events

Financing and Capital Activity

During the period from April 1, 2024 through May 13, 2024, the Company raised an aggregate of $34.5 million in the Company’s third public offering and repurchased $312.5 million of common stock through its share repurchase plan.

During the period from April 1, 2024 through May 13, 2024, the Company repurchased outside of its share repurchase plan 973,000 Class I shares, held by certain officers and directors for total consideration of $22.5 million.

As of April 2024, the Company has commenced operations in its DST Program.

During the period from April 1, 2024 through May 13, 2024, the Company received $101.0 million of net borrowings from its unsecured line of credit.

In May 2024, the Company entered into an agreement to extend its Line of Credit for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar denominated SOFR plus 2.5%.

Asset Dispositions

During the period from April 1, 2024 through May 13, 2024, the Company received $0.2 billion of net proceeds from sales of investments in real estate debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

You should carefully review Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of May 13, 2024, we had received net proceeds of $13.9 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

DST Program

In December 2023, we announced that we, through the Operating Partnership, are commencing the DST Program to issue and sell up to a maximum aggregate offering amount of $1.0 billion of beneficial interests (the “DST Interests”) in specific Delaware statutory trusts (the “DSTs”) holding one or more DST Properties. These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).

Under the DST Program, each DST Property may be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased back by a wholly owned subsidiary of the Operating Partnership in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable any time after two years from the closing of the applicable DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquiror of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

As of April 2024, we have commenced operations in our DST Program.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional details.

Recent Developments

Business Outlook

We remain 92% allocated to rental housing, industrial, real estate loans, extended stay, and net lease. Apartment demand in Q1 2024 was the strongest quarterly demand experienced in the last 20-years due to a strong job market, wage growth in excess of rent growth, and affordability constraints in for-sale housing. In our assets within our top 10 markets, it is now two times more expensive to own versus rent, and our rent-to-income ratio is a very affordable 21.1%. Affordability remains one of the key factors offsetting new supply and continues to drive positive rent growth in our market rate portfolio. Further, our rent growth has accelerated over the last 30 days as we enter peak leasing season (spring and into summer).

In our affordable housing assets (almost one-third of our apartment portfolio), the United States Department of Housing and Urban Development (“HUD”) carried forward a portion of allowable rent increases from last year, which should bolster rent growth again in 2024. Given the rent increase formulas are backward looking (and tied to the consumer price index as well as area median income), our current projections for 2024 rent growth are between +4% and 5%. In our industrial assets, due to our focus on light industrial properties located across in-fill, last mile, and infrastructure centric locations our in-place rents remain 21% below market, and we have structured leases with 3.5% to 5% annual rent escalations. We anticipate that this will continue to drive mid-to-high single-digit income growth this year. Finally, our floating-rate real estate loans are yielding approximately 12%, providing good risk-adjusted returns for investors.

Please refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q1 2024 Highlights

Operating Results:

•
Declared monthly net distributions totaling $127.0 million for the three months ended March 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.5%	4.5%	5.2%	5.4%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	1.7%	1.7%	1.8%	1.9%
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(1.7%)	(1.7%)	0.3%	N/A
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	7.4%	7.4%	7.7%	8.1%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	6.7%	6.7%	7.4%	N/A

Disposition Activity:

•
Sold two hospitality properties and 27 single-family rental units for total net proceeds of $33.1 million during the three months ended March 31, 2024.

Financing Activity:

•
Received net borrowings of $317.5 million from our unsecured line of credit during the three months ended March 31, 2024.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate securities and investments in real estate loans based on fair value as of March 31, 2024:

The following charts further describe the composition of our investments in real estate and investment in real estate loans based on fair value as of March 31, 2024:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of March 31, 2024 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the three months ended March 31, 2024	Percentage of Segment Revenue
Multifamily	284	66,919 units	95%	$15,964,000	$305,441	72%
Single-family rental	N/A (3)	989 units	88%	344,863	5,491	1%
Industrial	131	19.61 sq. ft.	99%	3,128,266	47,966	11%
Office	20	3.90 sq. ft.	91%	1,612,387	42,570	10%
Self-storage	26	1.90 sq. ft.	82%	386,800	6,882	2%
Other Properties(4)	8	N/A (5)	N/A	495,493	15,700	4%
Total	469			$21,931,809	$424,050	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended March 31, 2024.
(2)
Based on fair value as of March 31, 2024.
(3)
Includes a 100% interest in a subsidiary with 77 single-family rental units and a 95% interest in a consolidated joint venture with 912 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.0 million sq. ft. across our medical office and retail properties and 431 keys at our consolidated hospitality properties.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	99%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	98%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	94%
Cascades Apartments	1	Charlotte, NC	October 2019	100%	570	91%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	92%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	95%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	97%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	93%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way	1	Salt Lake City, UT	December 2020	100%	264	98%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	97%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	94%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	95%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	95%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	95%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	99%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	96%
Total Multifamily	284				66,919
Single-Family Rental:
Single-Family Rental Joint Venture	N/A	Various	Various	95%	912	92%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	77	39%
Total Single-Family Rental	N/A				989
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	93%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	97%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	98%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	99%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	95%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	131				19.61
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	77%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	82%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	3	CO, OH, AR	January 2019	100%	431	77%
Fort Lauderdale Hotel (4)	1	Fort Lauderdale, FL	March 2019	43%	236	66%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	82%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (4)	196	Various	July 2022	45%	24,935	84%
Total Other Properties	205				N/A (3)

Total Investment Properties	666

(1)
Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets. The table also includes two investments (197 total properties) owned by two unconsolidated real estate ventures.
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of March 31, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of March 31, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended March 31, 2024.
(3)
Includes 1.0 million sq. ft. across our medical office and retail properties and 25,602 keys at our hospitality and extended stay properties.
(4)
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

During the three months ended March 31, 2024, we did not recognize any impairments on our investments in real estate. During the three months ended March 31, 2023, we recognized an aggregate $79.8 million impairment charge on various single-family rental properties.

Impairment of Investments in Unconsolidated Real Estate Ventures

Management reviews its investments in unconsolidated joint ventures for impairment each quarter and will record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

During the three months ended March 31, 2024 and 2023, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investments in Real Estate Debt

The following table details our investments in real estate debt as of March 31, 2024 ($ in thousands):

		March 31, 2024
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	2	B + 6.19%	August 2035	$45,304	$45,164
Term loans	2	B + 4.95%	January 2027	1,451,462	1,342,974
Total investments in real estate debt	4	B + 4.99%	April 2027	$1,496,766	$1,388,138

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

The following chart describes the diversification of our investments in real estate debt by type based on fair value as of March 31, 2024:

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of March 31, 2024. The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months:($ in thousands)

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2024 (remaining)	$16,992	5%	$4,055	1%	$1,444	0%	$22,491	6%
2025	23,671	7%	8,824	3%	2,145	1%	34,640	11%
2026	23,629	7%	13,129	4%	3,024	1%	39,782	12%
2027	26,625	8%	13,906	4%	1,939	1%	42,470	13%
2028	16,193	5%	12,464	4%	4,881	2%	33,538	11%
2029	12,422	4%	7,512	2%	2,884	1%	22,818	7%
2030	10,635	3%	17,899	6%	1,637	1%	30,171	10%
2031	3,739	1%	23,027	7%	1,775	1%	28,541	9%
2032	2,766	1%	8,840	3%	969	0%	12,575	4%
2033	8,313	3%	28,579	9%	2,271	1%	39,163	13%
Thereafter	3,443	1%	6,244	1%	8,389	2%	18,076	4%
Total	$148,428	45%	$144,479	44%	$31,358	11%	$324,265	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$413,083	$431,000	$(17,917)
Other revenue	10,967	15,444	(4,477)
Total revenues	424,050	446,444	(22,394)
Expenses
Property operating	179,657	189,651	(9,994)
General and administrative	12,492	10,569	1,923
Management fees	31,996	42,181	(10,185)
Performance participation allocation	—	—	—
Impairment of investments in real estate	—	79,846	(79,846)
Depreciation and amortization	186,398	200,434	(14,036)
Total expenses	410,543	522,681	(112,138)
Other expense
Loss from unconsolidated real estate ventures	(3,968)	(3,089)	(879)
Income from investments in real estate debt	40,497	31,841	8,656
Net gain (loss) on dispositions of real estate	2,083	(423)	2,506
Interest expense	(154,033)	(137,290)	(16,743)
Other income (expense), net	15,628	(140,034)	155,662
Total other expense	(99,793)	(248,995)	149,202
Net loss	(86,286)	(325,232)	238,946
Net loss attributable to non-controlling interests in consolidated joint ventures	187	1,492	(1,305)
Net loss attributable to non-controlling interests in Operating Partnership	4,753	13,103	(8,350)
Net loss attributable to stockholders	$(81,346)	$(310,637)	$229,291

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2024 and 2023, rental revenue was $413.1 million and $431.0 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2023, offset by an increase in average rental rates for multifamily and industrial assets for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended March 31, 2024 and 2023, other revenue was $11.0 million and $15.4 million, respectively, resulting in a year over year decrease of approximately $4.5 million driven by asset sales.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2024 and 2023, property operating expenses were $179.7 million and $189.7 million, respectively. The decrease was driven primarily by asset sales during the year ended December 31, 2023.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2024, general and administrative expenses increased $1.9 million compared to the three months ended March 31, 2023 and was primarily driven by an increase in professional fees.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2024 and 2023, management fees were $32.0 million and $42.2 million, respectively. The decrease was due to the reduction in our average NAV from March 31, 2023 to March 31, 2024.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended March 31, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended March 31, 2024, we did not recognize any impairments on our investments in real estate. During the three months ended March 31, 2023, we recognized an aggregate $79.8 million impairment charge on various single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2024 and 2023, depreciation and amortization expenses were $186.4 million and $200.4 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2023.

Other Income (Expense), net

During the three months ended March 31, 2024 and 2023, income from investments in real estate debt was $40.5 million and $31.8 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily driven by an increase in floating rate benchmark rates resulting in additional interest income on our term loans.

During the three months ended March 31, 2024, we recorded $2.1 million of net gains from the disposition of two hospitality properties and 27 single-family rental units. During the three months ended March 31, 2023, we recorded $0.4 million of net losses from the disposition of five single-family rental units.

During the three months ended March 31, 2024 and 2023, interest expense was $154.0 million and $137.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit resulting in additional interest expense on our borrowings.

During the three months ended March 31, 2024 and 2023, other income (expense), net was $15.6 million and ($140.0) million, respectively. These results were primarily driven by unrealized gains relating to the changes in fair value of our interest rate caps and swaps of $11.3 million during the three months ended March 31, 2024 compared to unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($146.0) million during the three months ended March 31, 2023. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. For the three months ended March 31, 2023, these results were partially offset by realized gains on derivative instruments of $4.0 million and interest income on equity securities of $2.7 million.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to stockholders	$(81,346)	$(310,637)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	186,398	200,434
Impairment of investments in real estate	—	79,846
Investment in unconsolidated real estate ventures – depreciation and amortization	13,748	12,895
Net (gain) loss on dispositions of real estate	(2,083)	423
Amount attributable to non-controlling interests for above adjustments	(1,053)	(1,238)
FFO attributable to stockholders	115,664	(18,277)
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(3,403)	(3,612)
Deferred income amortization (1)	(5,436)	(2,892)
Amortization of above- and below-market lease intangibles, net	(817)	(1,039)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(35,179)	150,420
Foreign currency loss	20,295	306
Non-cash performance participation allocation	—	—
Amortization of deferred financing costs	6,392	7,123
Amortization of restricted stock awards	210	210
Amount attributable to non-controlling interests for above adjustments	191	(1,067)
AFFO attributable to stockholders	$97,917	$131,172

(1)
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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor, our independent valuation advisor and third-party appraisal firms in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor reviews our valuation guidelines and methodologies related to investments in real property with the Advisor and our board of directors at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV.

For more information on our NAV calculation and valuation guidelines, please refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our NAV and our business.

The following table provides a breakdown of the major components of our NAV as of March 31, 2024 ($ and shares/units in thousands):

Components of NAV	March 31, 2024
Investments in real estate	$22,437,036
Investments in real estate debt	1,388,138
Cash and cash equivalents	316,144
Restricted cash	231,721
Other assets	698,428
Debt obligations	(12,589,700)
Secured financings on investments in real estate debt	(738,384)
Subscriptions received in advance	(11,569)
Other liabilities	(1,606,179)
Performance participation accrual	—
Management fee payable	(10,513)
Accrued stockholder servicing fees(1)	(3,353)
Non-controlling interests in consolidated joint ventures	(75,031)
Net asset value	$10,036,738
Number of outstanding shares/units	434,644

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2024, we have accrued under GAAP $272.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$4,347,963	$120,330	$602,860	$4,503,300	$462,285	$10,036,738
Number of outstanding shares/units	187,329	5,182	26,474	195,582	20,077	434,644
NAV Per Share/Unit as of March 31, 2024	$23.21	$23.22	$22.77	$23.03	$23.03

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2024 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.8%	5.5%
Industrial	7.2%	5.6%
Office	7.9%	6.6%
Other	8.2%	6.8%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.0%	+2.4%	+2.2%
(weighted average)	0.25% increase	(2.7)%	(2.7)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2024
Total stockholders’ equity under GAAP	$6,508,616
Redeemable non-controlling interests	462,285
Total partners’ capital of Operating Partnership	6,970,901
Adjustments:
Accrued stockholder servicing fee	269,589
Advanced organization and offering costs and Advanced operating expenses	1,114
Unrealized net real estate and real estate debt appreciation	332,426
Accumulated depreciation and amortization	2,462,708
NAV	$10,036,738

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.3105 per share for the three months ended March 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2024:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2024	$0.0869	$0.0869	$0.0987	$0.1035
February 29, 2024	0.0880	0.0879	0.0990	0.1035
March 31, 2024	0.0868	0.0867	0.0987	0.1035
Total	$0.2617	$0.2615	$0.2964	$0.3105

The following table summarizes our distributions declared during the three months ended March 31, 2024 and 2023 ($ in thousands):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Amount	%	Amount	%
Distributions
Payable in cash	$83,224	66%	$97,241	66%
Reinvested in shares	43,793	34%	50,239	34%
Total distributions	$127,017	100%	$147,480	100%

Sources of Distributions
Cash flows from operating activities(1)	$127,017	100%	$147,480	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$127,017	100%	$147,480	100%

Cash flows from operating activities	$118,246		$148,148
Funds from operations	$115,664		$(18,277)

(1)
As of March 31, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

Liquidity and Capital Resources

From a liquidity perspective, we have approximately $0.7 billion of liquidity as of March 31, 2024, comprised of $0.3 billion of an undrawn unsecured Line of Credit, $0.3 billion of cash on hand, and approximately $45.2 million in investments in real estate-related debt securities that could be liquidated to satisfy any potential liquidity requirements.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three months ended March 31, 2024, we raised $0.1 billion of gross proceeds in our third public offering. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2024, our distributions have been entirely funded from cash flow from operating activities. In addition, for the three months ended March 31, 2024, we have repurchased $0.5 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of March 31, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,018,053	$3,049,322
Total fixed rate loans				3,018,053	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.83%	July 2027	N/A	9,863,917	9,893,894
Variable rate credit facility(4)	B + 2.25%	December 2024	$165,000	165,000	165,000
Total variable rate loans				10,028,917	10,058,894
Total loans secured by the Company’s properties				13,046,970	13,108,216

Secured financings on investments in real estate debt	B + 2.73%	March 2027	$738,660	738,660	763,579
Unsecured Line of Credit(5)	B + 2.50%	May 2025	$1,550,000	1,225,000	907,500
Total Indebtedness				$15,010,630	$14,779,295

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

During the period from April 1, 2024 through May 13, 2024, we raised an aggregate of $34.5 million in our third public offering and repurchased $312.5 million of common stock under our share repurchase plan. In April 2024, we received approximately $0.5 billion of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for April 2024 on a pro rata basis up to the 2% monthly limitation. As such, approximately 37% of each stockholder’s April repurchase request was satisfied.

During the period from April 1, 2024 through May 13, 2024, we received $101.0 million of net borrowings from our unsecured line of credit.

During the period from April 1, 2024 through May 13, 2024, we received $0.2 billion of net proceeds from sales of investments in real estate debt.

In May 2024, we entered into an agreement to extend our Line of Credit for two years, at which time we may request an additional one-year extension thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar denominated SOFR plus 2.5%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows provided by operating activities	$118,246	$148,148
Cash flows provided by (used in) investing activities	161,290	(42,837)
Cash flows used in financing activities	(276,619)	(422,755)
Effect of exchange rate changes	4,313	303
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,230	$(317,141)

Cash flows provided by operating activities decreased by approximately $29.9 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the year ended December 31, 2023.

Cash flows from investing activities increased by approximately $0.2 billion during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $0.2 billion in proceeds from dispositions of real estate investments and real estate debt securities.

Cash flows used in financing activities decreased by approximately $0.1 billion during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $0.2 billion decrease in repurchases of our common stock, offset by a $0.1 billion decrease in net proceeds from the issuance of our common stock.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, rising oil prices and other geopolitical risks arising from the outbreak of the Israel-Hamas war and the ongoing Russia-Ukraine war, have resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate credit facility, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2024, the outstanding principal balance of our variable rate indebtedness was $12.0 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.2 billion as of March 31, 2024 to hedge the risk of increasing interest rates. For the three months ended March 31, 2024, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $0.2 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of March 31, 2024, we held $1.4 billion of investments in real estate debt. Certain of our investments in real estate debt are floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2024, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.3 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2024, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $138.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as or that we will remain a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies or domestic C corporations owned more than 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund” that receives a distribution from a REIT attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended March 31, 2024, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 933,093 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2024 and February 2024. Additionally, we issued 456,577 unregistered Class I shares to the Advisor in April 2024 in satisfaction of the March 2024 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)	per Share	or Programs	Plans or Programs (2)
January 2024(2)	4,979,027	$23.89	4,979,027	—
February 2024(2)	8,631,056	22.87	8,631,056	—
March 2024(2)	8,558,280	22.95	8,558,280	—
Total	22,168,363	$23.13	22,168,363	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $494.8 million of Class T, Class S, Class D and Class I shares based on our December 31, 2023 NAV in the first quarter of 2024. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
In January 2024, we received approximately $415 million of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for January 2024 on a pro rata basis up to the 2% monthly limitation. As such, 48% of each stockholder’s repurchase request was satisfied in January 2024. In February 2024, we received $488 million of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for February 2024 on a pro rata basis up to the 2% monthly limitation. As such, 40% of each stockholder’s repurchase request was satisfied in February 2024. In March 2024, we received $408 million of repurchase requests. As per the terms of our share repurchase plan, we honored all repurchase requests for March 2024 on a pro rata basis up to the 5% quarterly limitation resulting in 1.0% of December 31, 2023 NAV being honored. As such, 24% of each stockholder’s share repurchase requests were satisfied in March 2024. In accordance with our share repurchase plan, on March 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 5% quarterly limitation by $85,350, as authorized by our board of directors.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 13, 2024	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President, and Director (Principal Executive Officer)

May 13, 2024	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)