Form 10-Q
period 2024-06-30
Starwood Real Estate Income Trust, Inc.
filed 2024-08-14
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 9, 2024, the registrant had the following shares outstanding: 5,108,801 shares of Class T common stock, 182,723,118 shares of Class S common stock, 26,099,254 shares of Class D common stock and 189,638,142 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$19,200,161	$19,580,358
Investments in real estate debt	919,287	1,589,350
Investments in unconsolidated real estate ventures	443,302	456,002
Cash and cash equivalents	293,837	294,984
Restricted cash	216,135	245,651
Other assets	897,508	947,629
Total assets	$21,970,230	$23,113,974
Liabilities and Equity
Mortgage notes and credit facility, net	$12,964,888	$13,028,910
Secured financings on investments in real estate debt, net	504,682	762,352
Unsecured line of credit	1,272,000	907,500
Other liabilities	445,599	484,358
Subscriptions received in advance	1,246	13,225
Due to affiliates	270,472	320,957
Total liabilities	15,458,887	15,517,302

Commitments and contingencies	—	—
Redeemable non-controlling interests	450,488	459,862

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,129,415 and 5,282,025 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	51	53
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 183,113,398 and 195,023,616 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,831	1,950
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 26,164,461 and 27,512,551 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	262	275
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 190,169,262 and 202,990,052 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,902	2,030
Additional paid-in capital	9,042,890	9,641,219
Accumulated other comprehensive loss	(30,088)	(15,729)
Accumulated deficit and cumulative distributions	(3,001,856)	(2,537,302)
Total stockholders’ equity	6,014,992	7,092,496
Non-controlling interests in consolidated joint ventures	45,863	44,314
Total equity	6,060,855	7,136,810
Total liabilities and equity	$21,970,230	$23,113,974

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$412,464	$436,272	$825,547	$867,272
Other revenue	9,331	15,372	20,298	30,816
Total revenues	421,795	451,644	845,845	898,088
Expenses
Property operating	180,515	192,621	360,172	382,272
General and administrative	13,396	11,867	25,888	22,436
Management fees	26,514	39,442	58,510	81,623
Performance participation allocation	—	—	—	—
Impairment of investments in real estate	—	105,291	—	185,137
Depreciation and amortization	185,889	208,929	372,287	409,363
Total expenses	406,314	558,150	816,857	1,080,831
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(1,705)	2,544	(5,673)	(545)
Income from investments in real estate debt, net	12,374	41,682	52,871	73,523
Net gain on dispositions of real estate	573	121,681	2,656	121,258
Interest expense	(158,188)	(155,335)	(312,221)	(292,625)
Other (expense) income, net	(22,376)	63,683	(6,748)	(76,351)
Total other (expense) income	(169,322)	74,255	(269,115)	(174,740)
Net loss	$(153,841)	$(32,251)	$(240,127)	$(357,483)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	$705	$(1,572)	$892	$(80)
Net loss attributable to non-controlling interests in Operating Partnership	7,415	1,664	12,168	14,767
Net loss attributable to stockholders	$(145,721)	$(32,159)	$(227,067)	$(342,796)
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.07)	$(0.55)	$(0.70)
Weighted-average shares of common stock outstanding, basic and diluted	406,479,897	476,977,640	413,628,674	486,771,340

Comprehensive loss:
Net loss	$(153,841)	$(32,251)	$(240,127)	$(357,483)
Other comprehensive (loss) income item:
Foreign currency translation adjustments	(4,746)	348	(14,359)	6,949
Other comprehensive (loss) income	$(4,746)	$348	$(14,359)	$6,949
Comprehensive loss	$(158,587)	$(31,903)	$(254,486)	$(350,534)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2024	$52	$1,873	$265	$1,956	$9,269,243	$(25,342)	$(2,739,431)	$6,508,616	$43,512	$6,552,128
Common stock issued (transferred)	(1)	3	1	26	69,029	—	—	69,058	—	69,058
Offering costs, net	—	—	—	—	8,150	—	—	8,150	—	8,150
Distribution reinvestments	1	9	2	8	45,369	—	—	45,389	—	45,389
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(54)	(6)	(88)	(346,340)	—	—	(346,489)	—	(346,489)
Net loss ($7,415 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(145,721)	(145,721)	(705)	(146,426)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,035	5,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,979)	(1,979)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(116,704)	(116,704)	—	(116,704)
Other comprehensive loss	—	—	—	—	—	(4,746)	—	(4,746)	—	(4,746)
Allocation to redeemable non-controlling interest	—	—	—	—	(2,771)	—	—	(2,771)	—	(2,771)
Balance at June 30, 2024	$51	$1,831	$262	$1,902	$9,042,890	$(30,088)	$(3,001,856)	$6,014,992	$45,863	$6,060,855

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$57	$2,206	$300	$2,330	$11,041,125	$(17,706)	$(1,807,020)	$9,221,292	$51,736	$9,273,028
Common stock issued, net	—	13	(1)	38	127,645	—	—	127,695	—	127,695
Offering costs, net	—	—	—	—	14,888	—	—	14,888	—	14,888
Distribution reinvestments	—	9	1	10	51,997	—	—	52,017	—	52,017
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(106)	(7)	(158)	(694,069)	—	—	(694,341)	—	(694,341)
Net loss ($1,664 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(32,159)	(32,159)	1,572	(30,587)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,650)	(2,650)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(135,729)	(135,729)	—	(135,729)
Other comprehensive income	—	—	—	—	—	348	—	348	—	348
Allocation to redeemable non-controlling interest	—	—	—	—	5,551	—	—	5,551	—	5,551
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued (transferred)	(2)	7	3	60	158,703	—	—	158,771	—	158,771
Offering costs, net	—	—	—	—	25,543	—	—	25,543	—	25,543
Distribution reinvestments	1	19	3	17	94,041	—	—	94,081	—	94,081
Amortization of restricted stock grants	—	—	—	—	420	—	—	420	—	420
Common stock repurchased	(1)	(145)	(19)	(205)	(860,635)	—	—	(861,005)	—	(861,005)
Net loss ($12,168 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(227,067)	(227,067)	(892)	(227,959)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,035	5,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,594)	(2,594)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(237,487)	(237,487)	—	(237,487)
Other comprehensive loss	—	—	—	—	—	(14,359)	—	(14,359)	—	(14,359)
Allocation to redeemable non-controlling interest	—	—	—	—	(16,401)	—	—	(16,401)	—	(16,401)
Balance at June 30, 2024	$51	$1,831	$262	$1,902	$9,042,890	$(30,088)	$(3,001,856)	$6,014,992	$45,863	$6,060,855

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued, net	1	36	(2)	84	312,624	—	—	312,743	—	312,743
Offering costs, net	—	—	—	—	22,808	—	—	22,808	—	22,808
Distribution reinvestments	—	18	2	19	107,918	—	—	107,957	—	107,957
Amortization of restricted stock grants	—	—	—	—	420	—	—	420	—	420
Common stock repurchased	(2)	(178)	(17)	(328)	(1,364,912)	—	—	(1,365,437)	—	(1,365,437)
Net loss ($14,767 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(342,796)	(342,796)	80	(342,716)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,448)	(3,448)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(276,856)	(276,856)	—	(276,856)
Other comprehensive income	—	—	—	—	—	6,949	—	6,949	—	6,949
Allocation to redeemable non-controlling interest	—	—	—	—	2,219	—	—	2,219	—	2,219
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(240,127)	$(357,483)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	58,510	81,623
Performance participation allocation	—	—
Impairment of investments in real estate	—	185,137
Depreciation and amortization	372,287	409,363
Amortization of deferred financing costs	12,588	15,307
Straight-line rent amortization	(5,622)	(7,134)
Deferred income amortization	(11,707)	(8,578)
Unrealized loss on changes in fair value of financial instruments	14,740	77,272
Foreign currency loss (gain)	11,793	(6,923)
Amortization of restricted stock grants	420	420
Net gain on dispositions of investments in real estate	(2,656)	(121,258)
Realized loss on sale of investments in real estate debt	7,563	2,491
Loss from unconsolidated real estate ventures	5,673	545
Distributions of earnings from unconsolidated real estate ventures	7,090	847
Other items	(15,823)	(13,027)
Change in assets and liabilities
Increase in other assets	(16,485)	(10,610)
Decrease in due to affiliates	(826)	(840)
Increase in other liabilities	9,084	13,806
Net cash provided by operating activities	206,502	260,958
Cash flows from investing activities
Proceeds from dispositions of real estate	85,922	661,539
Capital improvements to real estate	(75,175)	(80,574)
Investment in unconsolidated real estate ventures	(63)	—
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	641,299	46,095
Purchase of derivative instruments	(15,150)	(14,994)
Proceeds from derivative contracts	19,479	10,761
Net cash provided by investing activities	656,312	622,827
Cash flows from financing activities
Proceeds from issuance of common stock, net	83,324	189,497
Offering costs paid	(21,466)	(28,740)
Subscriptions received in advance	1,246	16,338
Repurchases of common stock	(861,005)	(1,365,929)
Borrowings from mortgage notes, credit facility and unsecured line of credit	948,500	1,024,314
Repayments of mortgage notes, credit facility and unsecured line of credit	(637,566)	(846,781)
Repayments under secured financings on investments in real estate debt	(243,384)	—
Payment of deferred financing costs	(14,711)	(253)
Contributions from non-controlling interests	5,035	—
Distributions to non-controlling interests	(2,594)	(3,448)
Distributions	(158,099)	(184,078)
Net cash used in financing activities	(900,720)	(1,199,080)
Effect of exchange rate changes	7,243	(6,352)
Net change in cash and cash equivalents and restricted cash	(30,663)	(321,647)
Cash and cash equivalents and restricted cash, beginning of the year	540,635	956,609
Cash and cash equivalents and restricted cash, end of the period	$509,972	$634,962
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$293,837	$336,776
Restricted cash	216,135	298,186
Total cash and cash equivalents and restricted cash	$509,972	$634,962
Supplemental disclosure of cash flow information:
Cash paid for interest	$487,604	$438,294
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(26,069)	$(24,584)
Issuance of Class I shares for payment of management fee	$61,328	$83,377
Exchange of redeemable non-controlling interest for Class I shares	$1,144	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$102,348
Accrued distributions	$40,815	$46,580
Distribution reinvestment	$94,081	$107,957
Allocation to redeemable non-controlling interests	$16,401	$(2,219)
Accrued capital expenditures	$7,090	$7,235

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

As of June 30, 2024, the Company owned 469 consolidated real estate properties, 964 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other, and Investments in Real Estate Debt. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of June 30, 2024, the Company had received aggregate net proceeds of $14.0 billion from the sale of shares of its common stock through its public offerings.

In December 2023, the Company announced it would launch a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of June 30, 2024, the Company has raised approximately $5.0 million in gross offering proceeds through the DST Program.

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

The Company has a DST Program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific DSTs holding real properties. Under the DST Program, each private placement offers interest in one or more DST Properties. DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interest of real properties sold to investors pursuant to such private placements are leased-back to a wholly owned subsidiary of the Operating Partnership on a long-term basis through January 2, 2031, unless sooner terminated pursuant to master lease agreements. These master lease agreements are fully guaranteed by the Operating Partnership in the form of demand notes capitalizing the lessee. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the DSTs from the investors at a later time in exchange for Operating Partnership units.

Under the master lease agreements, a wholly-owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the sale of the DST Properties is accounted for as a failed sale-leaseback transaction and, as a result, the DST Properties are included in the Company’s condensed consolidated balance sheet. The master lease agreements are absolute leases, pursuant to which the master tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Properties.

As of June 30, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties was $165.4 million. There were no properties held through the DST Program as of December 31, 2023.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of June 30, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Company’s Operating Partnership, were $0.1 billion. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of June 30, 2024, due to certain intercompany eliminations upon consolidation. There were no assets or liabilities in the consolidated VIEs, excluding the Operating Partnership, as of December 31, 2023.

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

During the three and six months ended June 30, 2024, the Company did not recognize any impairment on its investments in real estate. During the three and six months ended June 30, 2023, the Company recognized an aggregate $105.3 million and $185.1 million of impairment charges, respectively, on various single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, there were no real estate investments that met the criteria to be classified as held-for-sale.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt may include commercial mortgage-backed securities (“CMBS”). The Company generally determines the fair value of its CMBS investments by utilizing third-party pricing service providers. In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

During the three months ended June 30, 2024 and 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $0.2 million and $4.6 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.3 million and $5.2 million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of June 30, 2024.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$919,287	$919,287	$—	$201,070	$1,388,280	$1,589,350
Derivatives	—	526,349	—	526,349	—	554,263	—	554,263
Total	$—	$526,349	$919,287	$1,445,636	$—	$755,333	$1,388,280	$2,143,613

Liabilities:
Derivatives	$—	$23,611	$—	$23,611	$—	$46,178	$—	$46,178
Total	$—	$23,611	$—	$23,611	$—	$46,178	$—	$46,178

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$1,388,280
Dispositions	(438,092)
Included in net loss
Foreign currency exchange	(26,186)
Realized losses on dispositions	(4,418)
Unrealized loss	(297)
Balance as of June 30, 2024	$919,287

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$919,287	Discounted Cash Flow	Discount Rate	9.5%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,388,280	Discounted Cash Flow	Discount Rate	9.7%	Decrease

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

During the three and six months ended June 30, 2024, the Company did not recognize any impairment on its investments in real estate. During the three and six months ended June 30, 2023, the Company recognized an aggregate $105.3 million and $185.1 million of impairment charges on various single-family rental properties, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s remaining impaired assets was $34.8 million and $53.8 million, respectively. As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s remaining impaired assets was $33.9 million and $53.0 million, respectively. The estimated fair values of the impaired properties held as of June 30, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2024, the fair value of the Company’s mortgage notes, credit facility and secured financings on investments in real estate debt was approximately $442.0 million below the outstanding principal balance.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local, and foreign taxes on its income and assets, including (i) taxes on any undistributed income, (ii) taxes related to its taxable REIT subsidiaries (“TRSs”) and (iii) certain state or local income taxes. The Company and the Operating Partnership’s tax returns for three years from the date filed are subject to examination.

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

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain foreign jurisdictions where the Company owns real estate assets has adopted legislation. The Company does not expect Pillar 2 to have a material impact on the Company’s effective tax rate or the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three and six months ended June 30, 2024, the Company recognized an income tax benefit of $1.8 million and $6.3 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $2.1 million and $1.8 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $23.9 million and $30.7 million, respectively, primarily due to assumed capital gains from two European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Consolidated Financial Statements.
3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$17,584,020	$17,612,162
Land and land improvements	3,117,777	3,144,932
Furniture, fixtures and equipment	297,142	304,650
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,104,169	21,166,974
Accumulated depreciation and amortization	(1,904,008)	(1,586,616)
Investments in real estate, net	$19,200,161	$19,580,358

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended June 30, 2024, the Company sold an aggregate of $9.0 million of investments in real estate, net, generating total net cash proceeds of approximately $8.6 million. During the three months ended June 30, 2024, the Company recorded $0.6 million of net gains from the disposition of 25 single-family rental units. During the six months ended June 30, 2024, the Company sold an aggregate of $57.4 million of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $41.8 million. During the six months ended June 30, 2024, the Company recorded $2.7 million of net gains from the disposition of two hospitality properties and 52 single-family rental units.

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

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	June 30, 2024	December 31, 2023
Extended Stay Portfolio	Other	July 2022	196	45%	$433,206	$446,424
Fort Lauderdale Hotel	Other	March 2019	1	43%	10,096	9,578
Total investments in unconsolidated real estate ventures					$443,302	$456,002

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in Unconsolidated Real Estate Ventures	2024	2023	2024	2023
Extended Stay Portfolio	$(1,517)	$2,331	$(6,572)	$(1,137)
Fort Lauderdale Hotel	(188)	213	899	592
Total (loss) income from unconsolidated real estate ventures	$(1,705)	$2,544	$(5,673)	$(545)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Intangible assets: (1)
In-place lease intangibles	$270,157	$292,348
Above-market lease intangibles	41,122	44,463
Other	41,990	41,823
Total intangible assets	353,269	378,634
Accumulated amortization:
In-place lease amortization	(120,583)	(127,185)
Above-market lease amortization	(18,965)	(18,913)
Other	(14,071)	(12,500)
Total accumulated amortization	(153,619)	(158,598)
Intangible assets, net	$199,650	$220,036
Intangible liabilities: (2)
Below-market lease intangibles	$79,497	$87,173
Total intangible liabilities	79,497	87,173
Accumulated amortization:
Below-market lease amortization	(27,521)	(27,606)
Total accumulated amortization	(27,521)	(27,606)
Intangible liabilities, net	$51,976	$59,567

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2024 (remaining)	$16,718	$2,442	$1,695	$(3,980)
2025	26,295	4,126	3,412	(6,740)
2026	21,704	3,806	3,412	(5,722)
2027	17,982	3,093	3,412	(4,835)
2028	14,587	2,522	3,412	(4,455)
Thereafter	52,288	6,168	12,576	(26,244)
	$149,574	$22,157	$27,919	$(51,976)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of June 30, 2024 and December 31, 2023 ($ in thousands):

		June 30, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$919,287
Total investments in real estate debt	1	B + 4.75%	June 2027	$956,877	$919,287

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

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

During February 2021, the Company provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. The original loan was in the amount of £360 million and has an initial term of five years, with a two-year extension option. The loan was pre-payable at the option of the borrower at any time. In November 2023, the borrower partially prepaid £8.0 million of the original loan amount.

During the three months ended June 30, 2024, the Company disposed of the remaining £352.0 million of the original loan amount. In connection with the disposition, the Company repaid all related borrowings under secured financing agreements of £193.6 million.

During the three months ended June 30, 2024, the Company recorded $4.4 million of net realized losses from the disposition of this investment in real estate debt, which is included in Income from investments in real estate debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three and six months ended June 30, 2024, the Company disposed of $45.2 million and $201.1 million of investments in real estate debt securities, respectively. Such CMBS were purchased in fully or over-subscribed offerings. Each investment in such CMBS by the Company represented a minority participation in any individual tranche. The Company acquired its minority participation interest from third-party investment banks on market terms negotiated by the majority third-party investors.

During the three and six months ended June 30, 2024, the Company recorded net realized losses resulting from the sales of its investments in real estate debt securities of $1.7 million and $3.1 million, respectively. During the three and six months ended June 30, 2023, the Company recorded net realized losses on sales of its investments in real estate debt securities of $2.5 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. Mortgage Notes and Credit Facility

The following table is a summary of the mortgage notes and credit facility secured by the Company’s properties as of June 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,012,650	$3,049,322
Total fixed rate loans				3,012,650	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.84%	September 2027	N/A	9,855,688	9,893,894
Variable rate credit facility(4)	B + 2.25%	December 2025	$164,806	164,806	165,000
Total variable rate loans				10,020,494	10,058,894
Total loans secured by the Company’s properties				13,033,144	13,108,216
Deferred financing costs, net				(62,139)	(73,066)
Discount on assumed debt, net				(6,117)	(6,240)
Mortgage notes and credit facility, net				$12,964,888	$13,028,910

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

The following table presents the future principal payments under the Company’s mortgage notes and credit facility as of June 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$15,020
2025	1,366,292
2026	4,958,486
2027	2,194,433
2028	226,581
Thereafter	4,272,332
Total	$13,033,144

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $59.5 million for leasing commissions, and tenant and building improvements.

The Company’s mortgage notes and credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of June 30, 2024 and December 31, 2023, respectively.

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”) to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three-month U.S. dollar-denominated LIBOR to SONIA. The Barclays RA interest rate was equal to the SONIA daily non-cumulative EFR rate plus a spread. During the three months ended June 30, 2024, in connection with the disposition of this term loan investment, the Company repaid all related borrowings under secured financing agreements of £193.6 million.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			June 30, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$919,287	$504,682
			$919,287	$504,682

			December 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$448,729	$246,801
Syndicated RA(2)	June 2027	BBSY + 2.82%	939,551	515,551
			$1,388,280	$762,352

(1) Represents the fair value of the Company’s real estate-related term loan investments.

(2) Outstanding balance is reflected net of $1.1 million and $1.2 million of unamortized deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.

8.
Unsecured Line of Credit

During May 2022, the Company increased its unsecured line of credit (the “Line of Credit”) by $1.1 billion with additional banks for a total borrowing capacity of approximately $1.6 billion. In May 2024, the Company entered into an amendment to extend its Line of Credit for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of June 30, 2024 and December 31, 2023, there were $1.3 billion and $0.9 billion of borrowings outstanding on the Line of Credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2024	December 31, 2023
Derivative instruments	$526,349	$554,263
Intangible assets, net	199,650	220,036
Receivables	101,304	127,573
Prepaid expenses	43,683	24,022
Deferred financing costs, net	14,633	6,006
Deferred tax asset	6,838	5,043
Interest receivable	1,431	7,929
Other	3,620	2,757
Total other assets	$897,508	$947,629

The following table summarizes the components of Other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Real estate taxes payable	$79,208	$73,145
Accounts payable and accrued expenses	70,094	75,809
Accrued interest expense	65,509	69,642
Intangible liabilities, net	51,976	59,567
Tenant security deposits	46,080	44,374
Distributions payable	40,815	43,044
Deferred tax liability	30,739	35,792
Derivative instruments	23,611	46,178
Right-of-use liability - operating leases	12,367	12,402
Deferred income	11,844	11,894
Other taxes payable	6,021	5,005
Other	7,335	7,506
Total other liabilities	$445,599	$484,358

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	June 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	69		$9,401,925	1.9%	SOFR	1.8
Interest Rate Caps - Property debt	4		€170,242	1.1%	EURIBOR	0.5
Interest Rate Swaps - Property debt	1		$119,759	0.8%	SOFR	0.7
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	3.1
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR(1)	3.6
Total interest rate derivatives	79			1.8%		1.8

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,567,541	1.6%	SOFR	2.1
Interest Rate Caps - Property debt	4		€175,468	1.1%	EURIBOR	1.0
Interest Rate Swaps - Property debt	1		$117,863	0.8%	SOFR	1.2
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR(1)	4.1
Total interest rate derivatives	80			1.6%		2.1

(1)
Norwegian Interbank Offered Rate (“NIBOR”)

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	June 30, 2024			December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	43		€555,084	60		€577,283
Buy USD/Sell DKK Forward	10	DKK	1,260,016	12	DKK	1,301,016
Buy USD/Sell AUD Forward	5	AUD	621,759	5	AUD	621,759
Buy USD/Sell NOK Forward	10	NOK	402,700	9	NOK	1,160,941
Buy USD/Sell GBP Forward	—		£—	4		£142,858

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate derivatives	$511,348	$537,390	$—	$—
Foreign currency forward contracts	15,001	16,873	23,611	46,178
Total derivatives	$526,349	$554,263	$23,611	$46,178

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2024	2023
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(51,230)	$64,904
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(473)	5,309
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	1,907	(6,935)
Foreign Currency Forward Contracts	Realized gain(1)	9,373	1,648
Interest Rate Caps - Property debt	Realized gain(1)	—	1,047
Interest Rate Swaps - Property debt	Realized gain(1)	179	—
Total		$(40,244)	$65,973

		For the Six Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2024	2023
Interest Rate Caps - Property debt	Unrealized loss(1)	$(39,901)	$(74,732)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(522)	(1,060)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	20,696	(11,248)
Foreign Currency Forward Contracts	Realized gain(1)	11,588	3,037
Interest Rate Caps - Property debt	Realized gain(1)	—	1,780
Interest Rate Swaps - Property debt	Realized gain(1)	179	1,925
Total		$(7,960)	$(80,298)

(1)
Included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included in Income from investments in real estate debt, net and the remaining amount is included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

As of June 30, 2024, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2024
	Class T	Class S	Class D	Class I	Total
March 31, 2024	5,181,829	187,328,914	26,474,013	195,582,276	414,567,032
Common stock shares issued (1)	(38,823)	328,578	104,165	2,603,105	2,997,025
Distribution reinvestment plan shares issued	35,642	924,771	174,108	834,199	1,968,720
Common stock shares repurchased	(49,233)	(5,468,865)	(587,825)	(8,850,318)	(14,956,241)
June 30, 2024	5,129,415	183,113,398	26,164,461	190,169,262	404,576,536

	Three Months Ended June 30, 2023
	Class T	Class S	Class D	Class I	Total
March 31, 2023	5,714,907	220,612,011	29,960,792	233,004,427	489,292,137
Common stock shares issued (1)	6,411	1,294,985	(97,589)	3,779,738	4,983,545
Distribution reinvestment plan shares issued	35,510	939,025	83,194	964,799	2,022,528
Common stock shares repurchased	(116,821)	(10,601,279)	(655,043)	(15,737,155)	(27,110,298)
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912

__________

(1)
Includes transfers between share classes.

	Six Months Ended June 30, 2024
	Class T	Class S	Class D	Class I	Total
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244
Common stock shares issued (1)	(117,343)	674,803	328,116	5,949,942	6,835,518
Distribution reinvestment plan shares issued	72,823	1,906,252	343,350	1,734,955	4,057,380
Common stock shares repurchased	(108,090)	(14,491,273)	(2,019,556)	(20,505,687)	(37,124,606)
June 30, 2024	5,129,415	183,113,398	26,164,461	190,169,262	404,576,536

	Six Months Ended June 30, 2023
	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	83,111	3,558,791	(137,286)	8,428,076	11,932,692
Distribution reinvestment plan shares issued	70,101	1,920,363	179,537	1,959,739	4,129,740
Common stock shares repurchased	(234,701)	(17,791,322)	(1,725,070)	(32,831,019)	(52,582,112)
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912

__________

(1)
Includes transfers between share classes.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify or suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company may repurchase is limited. From the Company’s inception until its share repurchase plan was amended as described below, the total amount of shares that the Company could repurchase was limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) was no more than 2% of its aggregate net asset value (“NAV”) per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of its aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

On May 23, 2024, the Company amended its share repurchase plan such that, beginning with repurchases during the month of May 2024, the Company limits share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, the Company limits share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

For the three months ended June 30, 2024, the Company repurchased 14,956,241 shares of common stock, representing a total of $346.5 million. For the three months ended June 30, 2023, the Company repurchased 27,110,298 shares of common stock, representing a total of $694.3 million. For the six months ended June 30, 2024, the Company repurchased 37,124,606 shares of common stock, representing a total of $861.0 million. For the six months ended June 30, 2023, the Company repurchased 52,582,112 shares of common stock, representing a total of $1.4 billion.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0486)	(0.0488)	(0.0141)	—
Net distributions declared per share of common stock	$0.2619	$0.2617	$0.2964	$0.3105

	Six Months Ended June 30, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.6210	$0.6210	$0.6210	$0.6210
Stockholder servicing fee per share of common stock	(0.0974)	(0.0978)	(0.0282)	—
Net distributions declared per share of common stock	$0.5236	$0.5232	$0.5928	$0.6210

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and Third-party Operating Partnership unitholders for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(1,144)	(1,144)
GAAP loss allocation	(7,851)	(4,317)	(12,168)
Distributions	(8,033)	(4,430)	(12,463)
Fair value allocation	11,146	5,255	16,401
Balance at June 30, 2024	$290,954	$159,534	$450,488

__________

(1)
Includes units transferred to Barry S. Sternlicht, which are deemed to be beneficially owned by Mr. Sternlicht.

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(9,502)	(5,265)	(14,767)
Distributions	(8,032)	(4,452)	(12,484)
Fair value allocation	(1,428)	(791)	(2,219)
Balance at June 30, 2023	$321,708	$178,269	$499,977

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

In connection with the share repurchase plan amendment, the Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1% of NAV, until the Company’s share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

During the three months ended June 30, 2024 and 2023, the Company incurred management fees of $26.5 million and $39.4 million, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred management fees of $58.5 million and $81.6 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2024, the Company issued 473,622 unregistered Class I shares to the Advisor as payment for the $10.9 million management fee accrued as of December 31, 2023. For the six months ended June 30, 2024, the Company issued 2,199,688 unregistered Class I shares to the Advisor as payment for the management fee incurred through May 2024 and also had a payable of $8.0 million related to the management fee as of June 30, 2024, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In July 2024, the Company issued 356,963 unregistered Class I shares to the Advisor as payment for the $8.0 million management fee accrued as of June 30, 2024. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved.

Investment in Real Estate Debt Dispositions

During the three months ended June 30, 2024, the Company disposed of its £352.0 million GBP term loan investment through a series of disposition transactions, as follows: (i) £176.0 million was sold to an affiliate of the Advisor for a net purchase price of £174.2 million; and (ii) £176.0 million was sold to an affiliate of the Advisor and an unaffiliated third-party, who co-invested in the transaction, for an aggregate purchase price of £174.2 million. The purchase price was determined by the unaffiliated and independent third-party. In connection with the disposition, the Company repaid all related borrowings under secured financing agreements of £193.6 million.

Related Party Share Ownership

As of June 30, 2024, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $520.7 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership. During the three and six months ended June 30, 2024, the Company repurchased 973,000 Class I shares held by the Advisor for total consideration of $22.5 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased 1,591,870 and 1,602,960 Class I shares held by the Advisor and certain directors for total consideration of $41.1 million and $41.4 million, respectively. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$254,910	$301,017
Performance participation allocation	—	—
Accrued management fee	8,029	10,853
Advanced operating expenses	3,270	4,458
Accrued affiliate service provider expenses	3,535	3,068
Advanced organization and offering costs	728	1,561
Total	$270,472	$320,957

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended June 30, 2024 and 2023, the Company incurred approximately $8.1 million and $6.2 million of expenses due to Highmark Residential in connection with its investments, respectively. During the six months ended June 30, 2024 and 2023, the Company has incurred approximately $15.3 million and $11.8 million of expenses due to Highmark Residential in connection with its investments, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended June 30, 2024 and 2023, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, the amounts incurred for services provided by RFF were $0.2 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv)

when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and six months ended June 30, 2024, the Company incurred $0.1 million of expenses for services provided by Essex. During the three and six months ended June 30, 2023, the Company incurred $0.2 million of expenses for services provided by Essex.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three and six months ended June 30, 2024, the Company incurred approximately $0.2 million and $0.2 million, respectively, of expenses from Starwood Retail Partners. During the three and six months ended June 30, 2023, the Company incurred an insignificant amount of expenses from Starwood Retail Partners.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and six months ended June 30, 2024 and 2023, the amounts incurred for services provided were an insignificant amount, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and six months ended June 30, 2024, the Company incurred approximately $0.4 million and $0.9 million of expenses for services provided from SCG STR Management Co, LLC, respectively. During the three and six months ended June 30, 2023, the Company incurred approximately $0.1 million and $0.3 million of expenses for services provided, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and six months ended June 30, 2024, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2023, the amount incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.2 million, respectively.

Advanced operating expenses

As of June 30, 2024 and 2023, the Advisor had advanced an insignificant amount of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

For the three months ended June 30, 2024 and 2023, the Advisor had incurred approximately $2.9 million and $3.2 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the six months ended June 30, 2024 and 2023, the Advisor had incurred approximately $7.4 million and $7.5 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally being reimbursed to the Advisor one month in arrears.

DST Program expenses

During the three and six months ended June 30, 2024, the Company incurred approximately $1.9 million of fees in connection with the DST Program. No fees were incurred by the Company in connection with the DST Program during the three and six months ended June 30, 2023.

13.
Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of June 30, 2024 ($ in thousands):

Year	Operating Lease
2024 (remaining)	$342
2025	714
2026	714
2027	714
2028	714
Thereafter	25,065
Total undiscounted future lease payments	28,263
Difference between undiscounted cash flows and discounted cash flows	(15,896)
Total lease liability	$12,367

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of June 30, 2024, the weighted average remaining lease term of the Company’s operating leases was 36 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$374,034	$393,511	$746,128	$784,006
Variable lease payments	38,430	42,761	79,419	83,266
Rental revenue	$412,464	$436,272	$825,547	$867,272

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties as of June 30, 2024 ($ in thousands). Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024 (remaining)	$143,912
2025	280,661
2026	250,495
2027	218,593
2028	178,887
Thereafter	540,415
Total	$1,612,963

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

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2024	December 31, 2023
Multifamily	$14,930,795	$15,161,836
Single-family rental	366,624	408,097
Industrial	2,725,132	2,820,658
Office	1,614,267	1,651,347
Self-storage	353,352	357,724
Investments in real estate debt	919,287	1,589,350
Other properties(1)	954,034	1,022,284
Other (Corporate)	106,739	102,678
Total assets	$21,970,230	$23,113,974

(1)
Other properties includes hospitality, medical office, and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$305,744	$5,498	$45,774	$41,148	$6,965	$7,335	$—	$412,464
Other revenue	3,905	—	318	42	—	5,066	—	9,331
Total revenues	309,649	5,498	46,092	41,190	6,965	12,401	—	421,795
Expenses:
Property operating	141,853	2,587	11,512	15,529	2,746	6,288	—	180,515
Total segment expenses	141,853	2,587	11,512	15,529	2,746	6,288	—	180,515
Loss from unconsolidated real estate ventures	—	—	—	—	—	(1,705)	—	(1,705)
Income from investments in real estate debt, net	—	—	—	—	—	—	12,374	12,374
Segment net operating income	$167,796	$2,911	$34,580	$25,661	$4,219	$4,408	$12,374	$251,949

General and administrative								(13,396)
Management fees								(26,514)
Depreciation and amortization								(185,889)
Net gain on dispositions of real estate								573
Interest expense								(158,188)
Other expense, net								(22,376)
Net loss								$(153,841)
Net loss attributable to non-controlling interests in consolidated joint ventures								705
Net loss attributable to non-controlling interests in Operating Partnership								7,415
Net loss attributable to stockholders								$(145,721)

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$310,393	$20,463	$51,775	$37,517	$6,793	$9,331	$—	$436,272
Other revenue	2,442	—	—	52	69	12,809	—	15,372
Total revenues	312,835	20,463	51,775	37,569	6,862	22,140	—	451,644
Expenses:
Property operating	139,713	12,151	13,015	14,547	2,620	10,575	—	192,621
Total segment expenses	139,713	12,151	13,015	14,547	2,620	10,575	—	192,621
Income from unconsolidated real estate ventures	—	—	—	—	—	2,544	—	2,544
Income from investments in real estate debt, net	—	—	—	—	—	—	41,682	41,682
Segment net operating income	$173,122	$8,312	$38,760	$23,022	$4,242	$14,109	$41,682	$303,249

General and administrative								(11,867)
Management fees								(39,442)
Impairment of investments in real estate								(105,291)
Depreciation and amortization								(208,929)
Net gain on dispositions of real estate								121,681
Interest expense								(155,335)
Other income, net								63,683
Net loss								$(32,251)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,572)
Net loss attributable to non-controlling interests in Operating Partnership								1,664
Net loss attributable to stockholders								$(32,159)

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$608,313	$10,989	$93,712	$83,675	$13,847	$15,011	$—	$825,547
Other revenue	6,777	—	345	85	—	13,091	—	20,298
Total revenues	615,090	10,989	94,057	83,760	13,847	28,102	—	845,845
Expenses:
Property operating	280,179	5,136	23,465	30,557	5,442	15,393	—	360,172
Total segment expenses	280,179	5,136	23,465	30,557	5,442	15,393	—	360,172
Loss from unconsolidated real estate ventures	—	—	—	—	—	(5,673)	—	(5,673)
Income from investments in real estate debt, net	—	—	—	—	—	—	52,871	52,871
Segment net operating income	$334,911	$5,853	$70,592	$53,203	$8,405	$7,036	$52,871	$532,871

General and administrative								(25,888)
Management fees								(58,510)
Depreciation and amortization								(372,287)
Net gain on dispositions of real estate								2,656
Interest expense								(312,221)
Other expense, net								(6,748)
Net loss								$(240,127)
Net loss attributable to non-controlling interests in consolidated joint ventures								892
Net loss attributable to non-controlling interests in Operating Partnership								12,168
Net loss attributable to stockholders								$(227,067)

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$617,458	$40,951	$102,017	$74,962	$13,583	$18,301	$—	$867,272
Other revenue	4,723	—	—	187	69	25,837	—	30,816
Total revenues	622,181	40,951	102,017	75,149	13,652	44,138	—	898,088
Expenses:
Property operating	277,111	24,226	25,789	29,184	5,287	20,675	—	382,272
Total segment expenses	277,111	24,226	25,789	29,184	5,287	20,675	—	382,272
Loss from unconsolidated real estate ventures	—	—	—	—	—	(545)	—	(545)
Income from investments in real estate debt, net	—	—	—	—	—	—	73,523	73,523
Segment net operating income	$345,070	$16,725	$76,228	$45,965	$8,365	$22,918	$73,523	$588,794

General and administrative								(22,436)
Management fees								(81,623)
Impairment of investments in real estate								(185,137)
Depreciation and amortization								(409,363)
Net gain on dispositions of real estate								121,258
Interest expense								(292,625)
Other expense, net								(76,351)
Net loss								$(357,483)
Net income attributable to non-controlling interests in consolidated joint ventures								(80)
Net loss attributable to non-controlling interests in Operating Partnership								14,767
Net loss attributable to stockholders								$(342,796)

16.
Subsequent Events

Financing and Capital Activity

During the period from July 1, 2024 through August 14, 2024, the Company raised an aggregate of $4.7 million in the Company’s third public offering and repurchased $61.0 million of common stock through its share repurchase plan.

During the period from July 1, 2024 through August 14, 2024, the Company received $45.5 million of net borrowings from its unsecured line of credit.

In July 2024, the Company entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million. The senior secured revolving credit facility agreement matures in January 2026, at which time the Company may request an additional one-year extension thereafter. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated SOFR plus 2.5%. The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that sit directly under the Operating Partnership.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. Forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds for repurchases, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

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

As of August 14, 2024, we had received net proceeds of $14.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

DST Program

In December 2023, we announced that we, through the Operating Partnership, were commencing the DST Program to issue and sell up to a maximum aggregate offering amount of $1.0 billion of DST Interests in specific DSTs holding one or more DST Properties. These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).

Under the DST Program, each DST Property may be sourced from our real properties or from third parties, which will be held in a DST are leased-back to a wholly owned subsidiary of the Operating Partnership on a long-term basis through January 2, 2031, unless sooner terminated pursuant to master lease agreements. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable any time after two years from the closing of the applicable DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquiror of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

As of June 30, 2024, we have raised approximately $5.0 million in gross offering proceeds through the DST Program.

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

Recent Developments

Business Outlook

We remain well-positioned with 92% of our portfolio allocated to asset classes currently performing well, including affordable housing, market-rate apartments, industrial, and floating-rate real estate loans. Market fundamentals remain strong across our portfolio. Demand for multifamily apartments has remained robust with record levels of absorption during the last two quarters. Affordability continues to play a key factor. Our average multifamily rent of $1,486 per month was approximately 46% lower than the median U.S. mortgage payment as of June 30, 2024. Wage growth has also outpaced rent growth, which has improved the rent-to-income of our portfolio and now stands at approximately 23%. New supply growth has been a headwind, however, multifamily construction starts are down 40-50% from peak which should lead to a decline in new supply starting next year. In addition, supply/demand fundamentals continue to benefit from an estimated four to five million unit shortfall of housing. Our affordable housing portfolio remains a key differentiator with strong rent growth in 2024 driven by formulaic rent increases determined by CPI and wage growth. A portion of our historical allowable rent increases have been deferred into the future, which should enable steady rent growth over the next several years. Industrial continues to benefit from the growth in e-commerce and the need to deliver products to consumers faster. We primarily own in-fill, last mile or infrastructure centric assets which have been more insulated from supply growth. Our releasing spreads were a positive 48% through the second quarter and there is significant growth potential over the next several years with market rents approximately 20% above current in-place rents. Similar to multifamily, industrial should also benefit from significant decline in new supply starting next year with construction starts down 60-70% from peak.

Since inception, our asset allocation and market selection has provided attractive risk-adjusted returns for investors. As of June 30, 2024, on our Class I shares, we have delivered a 7.6% inception-to-date annualized return as well as a 5.5% annualized distribution rate, which is approximately 9% on a tax-equivalent basis for investors in the highest income tax bracket.

We believe that our balance sheet remains an asset to investors in the current environment. We have emphasized downside protection with approximately 98% of our secured property debt currently being effectively fixed and having four years of duration remaining. At present, our portfolio has an average cost of debt of 3.7% with limited near-term loan maturities. In addition, assuming all available extension options, we have less than 7% of our debt maturing before 2026. The major challenge for most investors in this environment is maturing debt or unhedged interest rates, and we are well positioned from this perspective.

In early July 2024, we successfully added a new $150.0 million senior secured revolving credit facility, which increases our aggregate liquidity to approximately $0.7 billion, or 7.5% of our NAV as of June 30, 2024. We continue to assess various additional sources of liquidity, including, but not limited to, potential asset sales in the second half of 2024 as the probability of interest rate cuts rise. While there are a number of factors to be considered, we believe that interest rate cuts will reduce borrowing costs, improve capital markets activity including transaction volumes, increase property values, and ultimately be beneficial for asset sales as well as other strategic initiatives that are likely to increase our liquidity and potentially result in a reduction of repurchase requests.

Share Repurchase Plan Amendment

We are committed to providing liquidity to our stockholders and believe this commitment is an essential attribute of our operations. To provide this liquidity, we have taken a balanced approach, including the select sale of real estate assets, the sale of securities, and the utilization of cash-on-hand and the availability on our line of credit, as further discussed below in Item 2. “Liquidity and Capital Resources.” Repurchase requests have remained above our share repurchase plan’s monthly and quarterly limits for the last twenty-two months. To meet this continued level of repurchase requests, real estate property sales became increasingly necessary to execute our ongoing liquidity strategy. Due to increased interest rates and decreased property transaction volumes, we have chosen to slow our property sales. We also believe the real estate markets are near-bottom and the increased probability of interest rate cuts have led to our belief that the real estate markets will improve over time. As a result, and as a fiduciary to our stockholders, we previously could not recommend being an aggressive seller of real estate assets.

For the foregoing reasons, after careful consideration and thoughtful debate, we amended our share repurchase plan in May 2024 such that, beginning with repurchases during the month of May 2024, we limit share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, we limit share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

Our current outlook, which includes the Fed’s lower interest rate forecast, improving capital markets visible today with declining lender spreads, and the 50-70% decline in new construction starts across residential and industrial, our major sectors, all point to what we believe will be a more advantageous environment for real estate in the future. We will continuously evaluate the market, and it is our expectation to provide share repurchases at this level for approximately six to twelve months in anticipation of a lower interest rate environment and improved real estate capital markets picture allowing us to make normalized asset sales as necessary. We will also examine other potential liquidity options.

In connection with the share repurchase plan amendment, our Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1.0% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

Please refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business.

Q2 2024 Highlights

Operating Results:

•
Declared monthly net distributions totaling $122.9 million and $250.0 million for the three and six months ended June 30, 2024, respectively. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.6%	4.6%	5.3%	5.5%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	0.5%	0.5%	0.7%	0.9%
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(2.9%)	(2.9%)	(0.8%)	N/A
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	6.8%	6.8%	7.1%	7.6%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	6.2%	6.1%	6.8%	N/A

Disposition Activity:

•
Disposed of a £352.0 million term loan investment, generating total cash proceeds, net of repayments of borrowings under secured financing agreements, of approximately $191.4 million, during the three months ended June 30, 2024.
•
Disposed of $45.2 million of the remaining investment in real estate debt securities, generating total net cash proceeds of approximately $43.7 million, during the three months ended June 30, 2024.
•
Sold 25 single-family rental units for total net proceeds of $8.6 million during the three months ended June 30, 2024.

Financing Activity:

•
Received net borrowings of $47.0 million from our unsecured line of credit during the three months ended June 30, 2024.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of June 30, 2024:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of June 30, 2024:

(1)
Investments in real estate includes our direct property investments and our unconsolidated investments. Our investment in a real estate loan includes our term loan.
(2)
Includes our direct property investments, our unconsolidated investments and our investment in a term loan.
(3)
Geography weighting includes our term loan. Geography weighting is measured as the asset value of real estate properties, unconsolidated real estate ventures, and our investment in a real estate loan for each geographical category against the total value of all (i) real estate properties, (ii) unconsolidated real estate ventures, and (iii) our investment in a real estate loan.

Investments in Real Estate

The following table provides a summary of our portfolio as of June 30, 2024 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the six months ended June 30, 2024	Percentage of Segment Revenue
Multifamily	284	66,919 units	95%	$15,973,700	$615,090	73%
Single-family rental	N/A (3)	964 units	84%	338,764	10,989	1%
Industrial	131	19.61 sq. ft.	96%	3,104,385	94,057	11%
Office	20	3.90 sq. ft.	90%	1,556,346	83,760	10%
Self-storage	26	1.90 sq. ft.	84%	388,600	13,847	2%
Other Properties(4)	8	N/A (5)	N/A	490,593	28,102	3%
Total	469			$21,852,388	$845,845	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality investments for the period ended June 30, 2024.
(2)
Based on fair value as of June 30, 2024.
(3)
Includes a 100% interest in a subsidiary with 52 single-family rental units and a 95% interest in a consolidated joint venture with 912 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.0 million sq. ft. across our medical office and retail properties and 431 keys at our consolidated hospitality properties.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of June 30, 2024:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$17,830
Single-family rental(1)	$25,225
Industrial(2)	$7.31
Office(2)	$33.75
Self-storage(1)	$16.69

(1)
For multifamily, single-family rental, and self-storage properties, average effective annual base rent per leased unit represents the annualized base rent for the six months ended June 30, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the six months ended June 30, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of June 30, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	99%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	98%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	93%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	96%	570	88%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	83%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	97%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	97%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	96%	264	96%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	93%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	99%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	93%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	94%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	98%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	92%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	93%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	96%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	93%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	97%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	97%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	98%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	96%
Total Multifamily	284				66,919
Single-Family Rental:
Single-Family Rental Joint Venture	N/A	Various	Various	95%	912	88%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	52	21%
Total Single-Family Rental	N/A				964
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	93%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	100%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	82%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	96%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	98%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	93%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	131				19.61
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	72%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	84%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	3	CO, OH, AR	January 2019	100%	431	77%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	66%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	82%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (5)	196	Various	July 2022	45%	24,935	84%
Total Other Properties	205				N/A (4)

Total Investment Properties	666

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of June 30, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of June 30, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended June 30, 2024.
(3)
Held through our DST Program as of June 30, 2024. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
(4)
Includes 1.0 million sq. ft. across our medical office and retail properties and 25,602 keys at our hospitality and extended stay properties.
(5)
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

During the three and six months ended June 30, 2024, we did not recognize any impairments on our investments in real estate. During the three and six months ended June 30, 2023, we recognized an aggregate of $105.3 million and $185.1 million of impairment charges, respectively, on various single-family rental properties.

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

During the three and six months ended June 30, 2024 and 2023, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of June 30, 2024 ($ in thousands):

		June 30, 2024
Type of Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$919,287

(1)
The symbol “B” refers to the relevant benchmark rate, which is three-month BBSY.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of June 30, 2024 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2024 (remaining)	$8,982	3%	$1,289	0%	$1,373	0%	$11,644	3%
2025	23,974	7%	7,441	2%	2,150	1%	33,565	10%
2026	24,947	8%	13,131	4%	3,024	1%	41,102	13%
2027	27,786	9%	13,895	4%	1,939	1%	43,620	14%
2028	16,406	5%	11,727	4%	5,047	2%	33,180	11%
2029	13,939	4%	7,741	2%	2,884	1%	24,564	7%
2030	11,266	3%	17,010	5%	1,648	1%	29,924	9%
2031	6,473	2%	22,520	7%	1,792	1%	30,785	10%
2032	2,805	1%	10,031	3%	969	0%	13,805	4%
2033	8,301	3%	28,547	9%	2,271	1%	39,119	13%
Thereafter	3,425	1%	9,079	2%	8,946	3%	21,450	6%
Total	$148,304	46%	$142,411	42%	$32,043	12%	$322,758	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of June 30, 2024, approximately 2% of our industrial portfolio square footage and approximately 25% of our office portfolio square footage is subject to early termination provisions. Approximately 7% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2028.

During the six months ended June 30, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.2% of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2023, two tenants exercised early lease termination provisions, impacting 64,122 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$412,464	$436,272	$(23,808)
Other revenue	9,331	15,372	(6,041)
Total revenues	421,795	451,644	(29,849)
Expenses
Property operating	180,515	192,621	(12,106)
General and administrative	13,396	11,867	1,529
Management fees	26,514	39,442	(12,928)
Performance participation allocation	—	—	—
Impairment of investments in real estate	—	105,291	(105,291)
Depreciation and amortization	185,889	208,929	(23,040)
Total expenses	406,314	558,150	(151,836)
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(1,705)	2,544	(4,249)
Income from investments in real estate debt, net	12,374	41,682	(29,308)
Net gain on dispositions of real estate	573	121,681	(121,108)
Interest expense	(158,188)	(155,335)	(2,853)
Other (expense) income, net	(22,376)	63,683	(86,059)
Total other (expense) income	(169,322)	74,255	(243,577)
Net loss	(153,841)	(32,251)	(121,590)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	705	(1,572)	2,277
Net loss attributable to non-controlling interests in Operating Partnership	7,415	1,664	5,751
Net loss attributable to stockholders	$(145,721)	$(32,159)	$(113,562)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended June 30, 2024 and 2023, rental revenue was $412.5 million and $436.3 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2023, offset by an increase in average rental rates for multifamily and industrial assets for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended June 30, 2024 and 2023, other revenue was $9.3 million and $15.4 million, respectively, resulting in a year over year decrease of approximately $6.0 million driven by asset sales.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2024 and 2023, property operating expenses were $180.5 million and $192.6 million, respectively. The decrease was driven primarily by asset sales during the year ended December 31, 2023.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended June 30, 2024, general and administrative expenses increased $1.5 million compared to the three months ended June 30, 2023 and was primarily driven by an increase in professional fees.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2024 and 2023, management fees were $26.5 million and $39.4 million, respectively. The decrease was primarily driven by the reduction in our average NAV from June 30, 2023 to June 30, 2024. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended June 30, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended June 30, 2024, we did not recognize any impairments on our investments in real estate. During the three months ended June 30, 2023, we recognized an aggregate $105.3 million of impairment charges on single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended June 30, 2024 and 2023, depreciation and amortization expenses were $185.9 million and $208.9 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2023.

Other (Expense) Income

During the three months ended June 30, 2024 and 2023, income from investments in real estate debt, net was $12.4 million and $41.7 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the three months ended June 30, 2024, we recorded $0.6 million of net gains from the disposition of 25 single-family rental units. During the three months ended June 30, 2023, we recorded $121.7 million of net aggregate gains from the disposition of six multifamily properties, one industrial property, and 268 single-family rental units.

During the three months ended June 30, 2024 and 2023, interest expense was $158.2 million and $155.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, Line of Credit and borrowings under our secured financing on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit.

During the three months ended June 30, 2024 and 2023, other (expense) income, net was ($22.4) million and $63.7 million, respectively. These results were primarily driven by unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($51.7) million during the three months ended June 30, 2024 compared to unrealized gains relating to the changes in fair value of our interest rate caps and swaps of $70.2 million during the three months ended June 30, 2023. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. For the three months ended June 30, 2024, these results were partially offset by unrealized gains on foreign currency exchange transactions of $9.7 million and $18.0 million of realized gains on foreign currency exchange transactions. For the three months ended June 30, 2023, these results were partially offset by unrealized losses on foreign currency exchange transactions of ($6.9) million.

	For the Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$825,547	$867,272	$(41,725)
Other revenue	20,298	30,816	(10,518)
Total revenues	845,845	898,088	(52,243)
Expenses
Property operating	360,172	382,272	(22,100)
General and administrative	25,888	22,436	3,452
Management fees	58,510	81,623	(23,113)
Performance participation allocation	—	—	—
Impairment of investments in real estate	—	185,137	(185,137)
Depreciation and amortization	372,287	409,363	(37,076)
Total expenses	816,857	1,080,831	(263,974)
Other expense
Loss from unconsolidated real estate ventures	(5,673)	(545)	(5,128)
Income from investments in real estate debt, net	52,871	73,523	(20,652)
Net gain on dispositions of real estate	2,656	121,258	(118,602)
Interest expense	(312,221)	(292,625)	(19,596)
Other expense, net	(6,748)	(76,351)	69,603
Total other expense	(269,115)	(174,740)	(94,375)
Net loss	(240,127)	(357,483)	117,356
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	892	(80)	972
Net loss attributable to non-controlling interests in Operating Partnership	12,168	14,767	(2,599)
Net loss attributable to stockholders	$(227,067)	$(342,796)	$115,729

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the six months ended June 30, 2024 and 2023, rental revenue was $825.5 million and $867.3 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2023, offset by an increase in average rental rates for multifamily and industrial assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the six months ended June 30, 2024 and 2023, other revenue was $20.3 million and $30.8 million, respectively, resulting in a year over year decrease of approximately $10.5 million driven by asset sales.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the six months ended June 30, 2024 and 2023, property operating expenses were $360.2 million and $382.3 million, respectively. The decrease was driven primarily by asset sales during the year ended December 31, 2023.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the six months ended June 30, 2024, general and administrative expenses increased $3.5 million compared to the six months ended June 30, 2023 and was primarily driven by an increase in professional fees.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the six months ended June 30, 2024 and 2023, management fees were $58.5 million and $81.6 million, respectively. The decrease was primarily driven by the reduction in our average NAV from June 30, 2023 to June 30, 2024. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the six months ended June 30, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the six months ended June 30, 2024, we did not recognize any impairments on our investments in real estate. During the six months ended June 30, 2023, the Company recognized an aggregate $185.1 million of impairment charges on single-family rental properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the six months ended June 30, 2024 and 2023, depreciation and amortization expenses were $372.3 million and $409.4 million, respectively. The decrease in depreciation expense was primarily driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2023.

Other Expense

During the six months ended June 30, 2024 and 2023, income from investments in real estate debt, net was $52.9 million and $73.5 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the six months ended June 30, 2024, we recorded $2.7 million of net gains from the disposition of 52 single-family rental units. During the six months ended June 30, 2023, we recorded $121.3 million of net aggregate gains from the disposition of six multifamily properties, one industrial property, and 268 single-family rental units.

During the six months ended June 30, 2024 and 2023, interest expense was $312.2 million and $292.6 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, Line of Credit and borrowings under our secured financings on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit resulting in additional interest expense on our borrowings.

During the six months ended June 30, 2024 and 2023, other expense, net was ($6.7) million and ($76.4) million, respectively. These results were primarily driven by unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($40.4) million during the six months ended June 30, 2024 compared to unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($75.8) million during the six months ended June 30, 2023. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. For the six months ended June 30, 2024, these results were partially offset by unrealized gains on foreign currency exchange transactions of $28.3 million.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to stockholders	$(145,721)	$(32,159)	$(227,067)	$(342,796)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	185,889	208,929	372,287	409,363
Impairment of investments in real estate	—	105,291	—	185,137
Investment in unconsolidated real estate ventures – depreciation and amortization	13,663	13,248	27,411	26,143
Net gain on dispositions of real estate	(573)	(121,681)	(2,656)	(121,258)
Amount attributable to non-controlling interests for above adjustments	(1,051)	(1,223)	(2,104)	(2,461)
FFO attributable to stockholders	52,207	172,405	167,871	154,128
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(2,218)	(3,522)	(5,622)	(7,134)
Deferred income amortization (1)	(4,692)	(3,768)	(10,127)	(6,660)
Amortization of above- and below-market lease intangibles, net	(762)	(879)	(1,580)	(1,918)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	49,919	(73,148)	14,740	77,272
Foreign currency (gain) loss	(8,502)	(7,229)	11,793	(6,923)
Non-cash performance participation allocation	—	—	—	—
Amortization of deferred financing costs	6,196	8,184	12,588	15,307
Amortization of restricted stock awards	210	210	420	420
Amount attributable to non-controlling interests for above adjustments	(333)	646	(142)	(421)
AFFO attributable to stockholders	$92,025	$92,899	$189,941	$224,071

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

Net Asset Value

Our board of directors, including all of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor, our independent valuation advisor and third-party appraisal firms in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor reviews our valuation guidelines and methodologies related to investments in real property with the Advisor and our board of directors at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV.

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ and shares/units in thousands):

Components of NAV	June 30, 2024
Investments in real estate	$22,353,612
Investments in real estate debt	919,584
Cash and cash equivalents	293,837
Restricted cash	216,329
Other assets	645,784
Debt obligations	(12,591,342)
Secured financings on investments in real estate debt	(505,620)
Subscriptions received in advance	(1,246)
Other liabilities	(1,662,346)
Performance participation accrual	—
Management fee payable	(8,029)
Accrued stockholder servicing fees(1)	(3,129)
Non-controlling interests in consolidated joint ventures	(79,075)
Net asset value	$9,578,359
Number of outstanding shares/units	424,604

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2024, we have accrued under GAAP $254.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$4,151,869	$116,390	$581,974	$4,277,638	$450,488	$9,578,359
Number of outstanding shares/units	183,113	5,129	26,165	190,170	20,027	424,604
NAV Per Share/Unit as of June 30, 2024	$22.67	$22.69	$22.24	$22.49	$22.49

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.8%	5.5%
Industrial	7.2%	5.7%
Office	8.0%	6.8%
Other	8.3%	6.8%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.9%	+2.4%	+2.2%
(weighted average)	0.25% increase	(2.7)%	(2.7)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2024
Total stockholders’ equity under GAAP	$6,014,992
Redeemable non-controlling interests	450,488
Total partners’ capital of Operating Partnership	6,465,480
Adjustments:
Accrued stockholder servicing fee	251,781
Advanced organization and offering costs and Advanced operating expenses	743
Unrealized net real estate and real estate debt appreciation	200,285
Accumulated depreciation and amortization	2,660,070
NAV	$9,578,359

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.6210 per share for the six months ended June 30, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2024:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2024	$0.0869	$0.0869	$0.0987	$0.1035
February 29, 2024	0.0880	0.0879	0.0990	0.1035
March 31, 2024	0.0868	0.0867	0.0987	0.1035
April 30, 2024	0.0874	0.0873	0.0988	0.1035
May 31, 2024	0.0869	0.0869	0.0987	0.1035
June 30, 2024	0.0876	0.0875	0.0989	0.1035
Total	$0.5236	$0.5232	$0.5928	$0.6210

The following table summarizes our distributions declared during the six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Amount	%	Amount	%
Distributions
Payable in cash	$165,972	66%	$190,934	66%
Reinvested in shares	83,978	34%	98,514	34%
Total distributions(1)	$249,950	100%	$289,448	100%

Sources of Distributions
Cash flows from operating activities(2)	$249,950	100%	$289,448	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$249,950	100%	$289,448	100%

Cash flows from operating activities	$206,502		$260,958
Funds from operations	$167,871		$154,128

(1)
Includes distributions declared on Operating Partnership units.
(2)
As of June 30, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

Liquidity and Capital Resources

From a liquidity perspective, we have approximately $0.6 billion of liquidity as of June 30, 2024, comprised of $0.3 billion of an undrawn unsecured Line of Credit and $0.3 billion of cash on hand. In July 2024, the Company entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million.

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the six months ended June 30, 2024, we raised $0.1 billion of gross proceeds in our third public offering. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2024, our distributions have been entirely funded from cash flow from operating activities. In addition, for the three and six months ended June 30, 2024, we have repurchased $0.3 billion and $0.9 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of June 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,012,650	$3,049,322
Total fixed rate loans				3,012,650	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.84%	September 2027	N/A	9,855,688	9,893,894
Variable rate credit facility(4)	B + 2.25%	December 2025	$164,806	164,806	165,000
Total variable rate loans				10,020,494	10,058,894
Total loans secured by the Company’s properties				13,033,144	13,108,216

Secured financings on investments in real estate debt	B + 2.82%	June 2027	$505,796	505,796	763,579
Unsecured Line of Credit(5)	B + 2.50%	May 2027	$1,550,000	1,272,000	907,500
Total Indebtedness				$14,810,940	$14,779,295

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

During the period from July 1, 2024 through August 14, 2024, we raised an aggregate of $4.7 million in our third public offering and repurchased $61.0 million of common stock under our share repurchase plan. In July 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for July 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s July repurchase request was satisfied.

During the period from July 1, 2024 through August 14, 2024, we received $45.5 million of net borrowings from our unsecured line of credit.

In July 2024, we entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million. The senior secured revolving credit facility agreement matures in January 2026, at which time we may request an additional one-year extension thereafter. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated SOFR plus 2.5%. The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that sit directly under the Operating Partnership.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows provided by operating activities	$206,502	$260,958
Cash flows provided by investing activities	656,312	622,827
Cash flows used in financing activities	(900,720)	(1,199,080)
Effect of exchange rate changes	7,243	(6,352)
Net decrease in cash and cash equivalents and restricted cash	$(30,663)	$(321,647)

Cash flows provided by operating activities decreased by approximately $54.5 million during the six months ended June 30, 2024 compared to the six months ended June, 2023. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the year ended December 31, 2023.

Cash flows from investing activities increased by approximately $33.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $0.6 billion in proceeds from the dispositions of real estate debt investments and real estate debt securities, offset by a reduction of $0.6 billion in proceeds from dispositions of real estate.

Cash flows used in financing activities decreased by approximately $0.3 billion during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by a $0.5 billion decrease in repurchases of our common stock, a $0.1 billion decrease in net borrowings on our mortgage notes, credit facility and unsecured line of credit, and was offset by $0.2 billion in repayments under secured financings on investments in real estate debt and a $0.1 billion decrease in net proceeds from the issuance of our common stock.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, rising oil prices and other geopolitical risks arising from the ongoing Israel-Hamas and Russia-Ukraine wars, have resulted in extreme volatility in a variety of global markets, including the real estate related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate credit facility, secured financing on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2024, the outstanding principal balance of our variable rate indebtedness was $11.8 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.0 billion as of June 30, 2024 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2024, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $0.2 million and $0.4 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of June 30, 2024, we held $0.9 billion of investments in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2024, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million and $0.6 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of June 30, 2024, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $92.0 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three and six months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended June 30, 2024, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 810,018 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2024 and May 2024. Additionally, we issued 356,963 unregistered Class I shares to the Advisor in July 2024 in satisfaction of the June 2024 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited. From our inception until our share repurchase plan was amended as described below, the total amount of shares that we could repurchase was limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On May 23, 2024, we amended our share repurchase plan such that, beginning with repurchases during the month of May 2024, we will limit share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, we will limit share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

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

During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)(2)	per Share	or Programs	Plans or Programs (2)
April 2024(3)	5,284,004	$23.14	5,284,004	—
May 2024(3)	8,308,877	23.09	8,308,877	—
June 2024(3)	1,363,360	22.93	1,363,360	—
Total	14,956,241	$23.09	14,956,241	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $253.1 million of Class T, Class S, Class D and Class I shares based on our March 31, 2024 NAV in the second quarter of 2024. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In April 2024, we received repurchase requests in excess of the 2% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for April 2024 on a pro rata basis up to the 2% monthly limitation. As such, approximately 37% of each stockholder’s April repurchase request was satisfied. In accordance with our repurchase plan, on April 30, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 2% monthly limitation by $56,431, as authorized by our board of directors. In May 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for May 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 3% of each stockholder’s May repurchase request was satisfied. In accordance with our repurchase plan, on May 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $90,630, as authorized by our board of directors. In June 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for June 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s June repurchase request was satisfied. In accordance with our repurchase plan, on June 30, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $8,820, as authorized by our board of directors.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 14, 2024	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President, and Director (Principal Executive Officer)

August 14, 2024	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)