Form 10-Q
period 2024-09-30
Starwood Real Estate Income Trust, Inc.
filed 2024-11-13
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 8, 2024, the registrant had the following shares outstanding: 5,087,853 shares of Class T common stock, 181,658,714 shares of Class S common stock, 25,976,679 shares of Class D common stock and 189,569,720 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$19,103,932	$19,580,358
Investments in real estate debt	954,952	1,589,350
Investments in unconsolidated real estate ventures	431,432	456,002
Cash and cash equivalents	262,875	294,984
Restricted cash	239,087	245,651
Other assets	689,770	947,629
Total assets	$21,682,048	$23,113,974
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$12,976,910	$13,028,910
Secured financings on investments in real estate debt, net	524,393	762,352
Unsecured line of credit	1,363,500	907,500
Other liabilities	504,897	484,358
Subscriptions received in advance	2,094	13,225
Due to affiliates	284,474	320,957
Total liabilities	15,656,268	15,517,302

Commitments and contingencies	—	—
Redeemable non-controlling interests	438,906	459,862

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,086,065 and 5,282,025 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	51	53
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 182,229,665 and 195,023,616 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,822	1,950
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 26,061,373 and 27,512,551 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	261	275
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 189,814,970 and 202,990,052 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,898	2,030
Additional paid-in capital	8,972,783	9,641,219
Accumulated other comprehensive loss	(6,968)	(15,729)
Accumulated deficit and cumulative distributions	(3,434,675)	(2,537,302)
Total stockholders’ equity	5,535,172	7,092,496
Non-controlling interests in consolidated joint ventures	51,702	44,314
Total equity	5,586,874	7,136,810
Total liabilities and equity	$21,682,048	$23,113,974

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$414,932	$418,298	$1,240,479	$1,285,570
Other revenue	9,917	14,750	30,215	45,566
Total revenues	424,849	433,048	1,270,694	1,331,136
Expenses
Property operating	183,574	189,122	543,746	571,394
General and administrative	9,683	10,102	35,571	32,538
Management fees	23,690	37,347	82,200	118,970
Performance participation allocation	—	—	—	—
Impairment of investments in real estate	1,782	3,667	1,782	188,804
Depreciation and amortization	185,138	203,561	557,425	612,924
Total expenses	403,867	443,799	1,220,724	1,524,630
Other (expense) income
Loss from unconsolidated real estate ventures	(4,692)	(241)	(10,365)	(786)
Income from investments in real estate debt, net	21,513	42,318	74,384	115,841
Net (loss) gain on dispositions of real estate	(225)	67,374	2,431	188,632
Interest expense	(165,520)	(145,273)	(477,741)	(437,898)
Other expense, net	(207,535)	(10,104)	(214,283)	(86,455)
Total other (expense) income	(356,459)	(45,926)	(625,574)	(220,666)
Net loss	$(335,477)	$(56,677)	$(575,604)	$(414,160)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	$1,969	$(1,127)	$2,861	$(1,207)
Net loss attributable to non-controlling interests in Operating Partnership	16,548	2,737	28,716	17,504
Net loss attributable to stockholders	$(316,960)	$(55,067)	$(544,027)	$(397,863)
Net loss per share of common stock, basic and diluted	$(0.79)	$(0.12)	$(1.33)	$(0.83)
Weighted-average shares of common stock outstanding, basic and diluted	403,615,752	457,830,322	410,266,671	477,018,323

Comprehensive loss:
Net loss	$(335,477)	$(56,677)	$(575,604)	$(414,160)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	23,120	(19,629)	8,761	(12,680)
Other comprehensive income (loss)	$23,120	$(19,629)	$8,761	$(12,680)
Comprehensive loss	$(312,357)	$(76,306)	$(566,843)	$(426,840)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$51	$1,831	$262	$1,902	$9,042,890	$(30,088)	$(3,001,856)	$6,014,992	$45,863	$6,060,855
Common stock issued (transferred)	—	123	17	211	32,279	—	—	32,630	—	32,630
Offering costs, net	—	—	—	—	(26,736)	—	—	(26,736)	—	(26,736)
Distribution reinvestments	1	28	4	25	39,017	—	—	39,075	—	39,075
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(160)	(22)	(240)	(103,693)	—	—	(104,116)	—	(104,116)
Net loss ($16,548 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(316,960)	(316,960)	(1,969)	(318,929)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,878	8,878
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,070)	(1,070)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(115,859)	(115,859)	—	(115,859)
Other comprehensive income	—	—	—	—	—	23,120	—	23,120	—	23,120
Allocation to redeemable non-controlling interest	—	—	—	—	(11,184)	—	—	(11,184)	—	(11,184)
Balance at September 30, 2024	$51	$1,822	$261	$1,898	$8,972,783	$(6,968)	$(3,434,675)	$5,535,172	$51,702	$5,586,874

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$56	$2,122	$293	$2,220	$10,547,347	$(17,358)	$(1,974,908)	$8,559,772	$50,658	$8,610,430
Common stock issued, net	—	8	—	33	102,585	—	—	102,626	—	102,626
Offering costs, net	—	—	—	—	19,253	—	—	19,253	—	19,253
Distribution reinvestments	—	9	1	9	50,997	—	—	51,016	—	51,016
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(108)	(7)	(138)	(638,985)	—	—	(639,239)	—	(639,239)
Net loss ($2,737 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(55,067)	(55,067)	1,127	(53,940)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(130,375)	(130,375)	—	(130,375)
Other comprehensive loss	—	—	—	—	—	(19,629)	—	(19,629)	—	(19,629)
Allocation to redeemable non-controlling interest	—	—	—	—	(6,256)	—	—	(6,256)	—	(6,256)
Balance at September 30, 2023	$55	$2,031	$287	$2,124	$10,075,151	$(36,987)	$(2,160,350)	$7,882,311	$49,849	$7,932,160

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued (transferred)	(2)	130	20	271	190,982	—	—	191,401	—	191,401
Offering costs, net	—	—	—	—	(1,193)	—	—	(1,193)	—	(1,193)
Distribution reinvestments	2	47	7	42	133,058	—	—	133,156	—	133,156
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	(2)	(305)	(41)	(445)	(964,328)	—	—	(965,121)	—	(965,121)
Net loss ($28,716 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(544,027)	(544,027)	(2,861)	(546,888)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,914	13,914
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,665)	(3,665)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(353,346)	(353,346)	—	(353,346)
Other comprehensive income	—	—	—	—	—	8,761	—	8,761	—	8,761
Allocation to redeemable non-controlling interest	—	—	—	—	(27,585)	—	—	(27,585)	—	(27,585)
Balance at September 30, 2024	$51	$1,822	$261	$1,898	$8,972,783	$(6,968)	$(3,434,675)	$5,535,172	$51,702	$5,586,874

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued, net	1	45	(3)	117	415,208	—	—	415,368	—	415,368
Offering costs, net	—	—	—	—	42,061	—	—	42,061	—	42,061
Distribution reinvestments	—	27	4	28	158,914	—	—	158,973	—	158,973
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	(3)	(287)	(24)	(466)	(2,003,895)	—	—	(2,004,675)	—	(2,004,675)
Net loss ($17,504 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(397,863)	(397,863)	1,207	(396,656)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,384)	(5,384)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(407,231)	(407,231)	—	(407,231)
Other comprehensive loss	—	—	—	—	—	(12,680)	—	(12,680)	—	(12,680)
Allocation to redeemable non-controlling interest	—	—	—	—	(4,037)	—	—	(4,037)	—	(4,037)
Balance at September 30, 2023	$55	$2,031	$287	$2,124	$10,075,151	$(36,987)	$(2,160,350)	$7,882,311	$49,849	$7,932,160

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(575,604)	$(414,160)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	82,200	118,970
Performance participation allocation	—	—
Impairment of investments in real estate	1,782	188,804
Depreciation and amortization	557,425	612,924
Amortization of deferred financing costs	18,116	24,631
Straight-line rent amortization	(7,769)	(9,703)
Deferred income amortization	(16,409)	(14,252)
Unrealized loss on changes in fair value of financial instruments	241,531	64,751
Foreign currency (gain) loss	(3,856)	16,430
Amortization of restricted stock grants	630	630
Net gain on dispositions of investments in real estate	(2,431)	(188,632)
Realized loss on sale of investments in real estate debt	7,563	2,491
Realized loss on sale of real estate-related equity securities	—	2,299
Loss from unconsolidated real estate ventures	10,365	786
Distributions of earnings from unconsolidated real estate ventures	14,268	8,098
Other items	(21,705)	(8,034)
Change in assets and liabilities
Increase in other assets	(23)	(14,445)
Decrease in due to affiliates	(2,627)	(232)
Increase in other liabilities	49,177	39,427
Net cash provided by operating activities	352,633	430,783
Cash flows from investing activities
Proceeds from dispositions of real estate	96,054	1,501,960
Capital improvements to real estate	(126,519)	(124,085)
Contributions to investments in unconsolidated real estate ventures	(63)	—
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	641,299	54,297
Purchase of derivative instruments	(16,933)	(16,582)
Proceeds from derivative contracts	24,087	16,538
Net cash provided by investing activities	617,925	1,432,128
Cash flows from financing activities
Proceeds from issuance of common stock, net	91,655	253,932
Offering costs paid	(31,048)	(41,769)
Subscriptions received in advance	2,094	12,928
Repurchases of common stock	(965,121)	(2,004,675)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	1,091,015	1,737,529
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(706,258)	(1,933,949)
Repayments under secured financings on investments in real estate debt	(243,384)	—
Payment of deferred financing costs	(17,359)	(1,567)
Contributions from non-controlling interests	13,914	—
Distributions to non-controlling interests	(3,665)	(5,384)
Distributions	(241,120)	(271,451)
Net cash used in financing activities	(1,009,277)	(2,254,406)
Effect of exchange rate changes	46	952
Net change in cash and cash equivalents and restricted cash	(38,673)	(390,543)
Cash and cash equivalents and restricted cash, beginning of the year	540,635	956,609
Cash and cash equivalents and restricted cash, end of the period	$501,962	$566,066
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$262,875	$287,621
Restricted cash	239,087	278,445
Total cash and cash equivalents and restricted cash	$501,962	$566,066
Supplemental disclosure of cash flow information:
Cash paid for interest	$727,303	$674,133
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(173)	$(44,653)
Issuance of Class I shares for payment of management fee	$85,251	$121,297
Exchange of redeemable non-controlling interest for Class I shares	$1,144	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$102,348
Accrued distributions	$40,764	$44,808
Distribution reinvestment	$133,156	$158,973
Allocation to redeemable non-controlling interests	$27,585	$4,037
Accrued capital expenditures	$4,381	$7,166

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

As of September 30, 2024, the Company owned 469 consolidated real estate properties, 938 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other, and Investments in Real Estate Debt. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2024, the Company had received aggregate net proceeds of $14.0 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2024, the Company has raised approximately $13.2 million in gross offering proceeds through the DST Program.

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

Under the master lease agreements, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the sale of the DST Properties is accounted for as a failed sale-leaseback transaction and, as a result, the DST Properties are included in the Company’s condensed consolidated balance sheet. The master lease agreements are absolute leases, pursuant to which the master tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Properties.

As of September 30, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties was $164.3 million. There were no properties held through the DST Program as of December 31, 2023.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of September 30, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of September 30, 2024, due to certain intercompany eliminations upon consolidation. There were no assets or liabilities in the consolidated VIEs, excluding the Operating Partnership, as of December 31, 2023.

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

During the three and nine months ended September 30, 2024, the Company recognized a $1.8 million impairment charge on one hospitality property. During the three months ended September 30, 2023, the Company recognized an aggregate $3.7 million of impairment charges on two hospitality properties in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the nine months ended September 30, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, there were no real estate investments that met the criteria to be classified as held-for-sale.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.3 million and $9.8 million, respectively. During the three months ended September 30, 2024, the Company did not record unrealized gains or losses on its investments in real estate debt securities as the securities portfolio was completely disposed of by June 30, 2024. During the three months ended September 30, 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $4.6 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, credit facility, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of September 30, 2024.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$954,952	$954,952	$—	$201,070	$1,388,280	$1,589,350
Derivatives	—	328,185	—	328,185	—	554,263	—	554,263
Total	$—	$328,185	$954,952	$1,283,137	$—	$755,333	$1,388,280	$2,143,613

Liabilities:
Derivatives	$—	$51,289	$—	$51,289	$—	$46,178	$—	$46,178
Total	$—	$51,289	$—	$51,289	$—	$46,178	$—	$46,178

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$1,388,280
Dispositions	(438,092)
Included in net loss
Foreign currency exchange	9,479
Realized losses on dispositions	(4,418)
Unrealized loss	(297)
Balance as of September 30, 2024	$954,952

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$954,952	Discounted Cash Flow	Discount Rate	9.6%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,388,280	Discounted Cash Flow	Discount Rate	9.7%	Decrease

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

During the three and nine months ended September 30, 2024, the Company recognized a $1.8 million impairment charge on one hospitality property. During the three months ended September 30, 2023, the Company recognized an aggregate of $3.7 million of impairment charges on two hospitality properties. During the nine months ended September 30, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s remaining impaired assets was $23.3 million and $53.8 million, respectively. As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s remaining impaired assets was $23.1 million and $53.0 million, respectively. The estimated fair values of the impaired properties held as of September 30, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2024, the fair value of the Company’s mortgage notes, secured credit facilities and secured financings on investments in real estate debt was approximately $405.0 million below the outstanding principal balance.

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

For the three and nine months ended September 30, 2024, the Company recognized an income tax benefit of $1.9 million and $8.2 million, respectively, within Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2023, the Company recognized income tax expense of $1.1 million and $2.9 million, respectively, within Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $21.1 million and $30.7 million, respectively, primarily due to assumed capital gains from two European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Consolidated Financial Statements.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$17,649,389	$17,612,162
Land and land improvements	3,130,588	3,144,932
Furniture, fixtures and equipment	298,798	304,650
Right-of-use asset - operating lease(1)	105,230	105,230
Total	21,184,005	21,166,974
Accumulated depreciation and amortization	(2,080,073)	(1,586,616)
Investments in real estate, net	$19,103,932	$19,580,358

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended September 30, 2024, the Company sold an aggregate of $9.0 million of investments in real estate, net, generating total net cash proceeds of approximately $8.7 million. During the three months ended September 30, 2024, the Company recorded ($0.2) million of net losses from the disposition of 26 single-family rental units as a result of closing costs incurred in connection with such disposals. During the nine months ended September 30, 2024, the Company sold an aggregate of $66.4 million of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $50.5 million. During the nine months ended September 30, 2024, the Company recorded $2.4 million of net gains from the disposition of two hospitality properties and 78 single-family rental units.

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

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated entities ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	September 30, 2024	December 31, 2023
Extended Stay Portfolio	Other	July 2022	196	45%	$421,843	$446,424
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,589	9,578
Total investments in unconsolidated real estate ventures					$431,432	$456,002

The following table details the Company’s (loss) income from equity investments in unconsolidated entities ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in Unconsolidated Real Estate Ventures	2024	2023	2024	2023
Extended Stay Portfolio	$(4,184)	$523	$(10,757)	$(614)
Fort Lauderdale Hotel	(508)	(764)	392	(172)
Total loss from unconsolidated real estate ventures	$(4,692)	$(241)	$(10,365)	$(786)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Intangible assets: (1)
In-place lease intangibles	$267,008	$292,348
Above-market lease intangibles	41,756	44,463
Other	41,913	41,823
Total intangible assets	350,677	378,634
Accumulated amortization:
In-place lease amortization	(122,379)	(127,185)
Above-market lease amortization	(20,411)	(18,913)
Other	(14,825)	(12,500)
Total accumulated amortization	(157,615)	(158,598)
Intangible assets, net	$193,062	$220,036
Intangible liabilities: (2)
Below-market lease intangibles	$80,309	$87,173
Total intangible liabilities	80,309	87,173
Accumulated amortization:
Below-market lease amortization	(29,738)	(27,606)
Total accumulated amortization	(29,738)	(27,606)
Intangible liabilities, net	$50,571	$59,567

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2024 (remaining)	$8,829	$1,371	$852	$(1,976)
2025	26,582	4,176	3,412	(6,625)
2026	22,072	3,859	3,412	(5,623)
2027	18,181	3,122	3,412	(4,905)
2028	14,919	2,529	3,412	(4,521)
Thereafter	54,046	6,288	12,588	(26,921)
	$144,629	$21,345	$27,088	$(50,571)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of September 30, 2024 and December 31, 2023 ($ in thousands):

		September 30, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$954,952
Total investments in real estate debt	1	B + 4.75%	June 2027	$956,877	$954,952

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

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

In June 2024, the Company disposed of the remaining £352.0 million of the original loan amount. In connection with the disposition, the Company repaid all related borrowings under secured financing agreements of £193.6 million. During the nine months ended September 30, 2024, the Company recorded $4.4 million of net realized losses from the disposition of this investment in real estate debt, which is included in Income from investments in real estate debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2024, the Company did not record any net realized gains or losses on its investments in real estate debt.

During the nine months ended September 30, 2024, the Company disposed of $201.1 million of investments in real estate debt securities and recorded net realized losses resulting from these dispositions of $3.1 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2024, the Company did not record unrealized or realized gains or losses on its investments in real estate debt securities as the securities portfolio was completely disposed of by June 30, 2024.

During the three months ended September 30, 2023, the Company did not record any net realized gains or losses on its investments in real estate debt securities. During the nine months ended September 30, 2023, the Company recorded net realized losses on sales of its investments in real estate debt securities of $2.5 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of September 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,011,128	$3,049,322
Total fixed rate loans				3,011,128	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.84%	September 2027	N/A	9,865,221	9,893,894
Variable rate secured credit facility(4)	B + 2.25%	December 2025	$164,347	164,347	165,000
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				10,029,568	10,058,894
Total loans secured by the Company’s properties				13,040,696	13,108,216
Deferred financing costs, net				(57,643)	(73,066)
Discount on assumed debt, net				(6,143)	(6,240)
Mortgage notes and secured credit facilities, net				$12,976,910	$13,028,910

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30-day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Norwegian Interbank Offered Rate (“NIBOR”), as applicable to each loan.
(2)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)
The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(5)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.

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

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of September 30, 2024 ($ in thousands):

Year	Amount
2024 (remaining)	$13,925
2025	1,369,489
2026	4,961,433
2027	2,201,062
2028	227,082
Thereafter	4,267,705
Total	$13,040,696

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $59.0 million for leasing commissions, and tenant and building improvements.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of September 30, 2024 and December 31, 2023, respectively.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$954,952	$524,393
			$954,952	$524,393

			December 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$448,729	$246,801
Syndicated RA(2)	June 2027	BBSY + 2.82%	939,551	515,551
			$1,388,280	$762,352

(1) Represents the fair value of the Company’s real estate-related term loan investments.

(2) Outstanding balance is reflected net of $1.0 million and $1.2 million of unamortized deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.

8.
Unsecured Line of Credit

During May 2022, the Company increased its unsecured line of credit (the “Line of Credit”) by $1.1 billion with additional banks for a total borrowing capacity of approximately $1.6 billion. In May 2024, the Company entered into an amendment to extend its Line of Credit for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the Line of Credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the Line of Credit is guaranteed by the Company. As of September 30, 2024 and December 31, 2023, there were approximately $1.4 billion and $0.9 billion of borrowings outstanding on the Line of Credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2024	December 31, 2023
Derivative instruments	$328,185	$554,263
Intangible assets, net	193,062	220,036
Receivables	102,508	127,573
Prepaid expenses	36,486	24,022
Deferred financing costs, net	15,853	6,006
Deferred tax assets	9,673	5,043
Interest receivable	242	7,929
Other	3,761	2,757
Total other assets	$689,770	$947,629

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Real estate taxes payable	$116,925	$73,145
Accounts payable and accrued expenses	66,652	75,809
Accrued interest expense	64,169	69,642
Derivative instruments	51,289	46,178
Intangible liabilities, net	50,571	59,567
Tenant security deposits	46,072	44,374
Distributions payable	40,764	43,044
Deferred tax liabilities	30,728	35,792
Right-of-use liability - operating leases	12,347	12,402
Deferred income	10,126	11,894
Other taxes payable	8,631	5,005
Other	6,623	7,506
Total other liabilities	$504,897	$484,358

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	71		$9,527,935	1.9%	SOFR	1.5
Interest Rate Caps - Property debt	4		€177,986	1.1%	EURIBOR	0.3
Interest Rate Swaps - Property debt	1		$119,759	0.8%	SOFR	0.4
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.8
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.4
Total interest rate derivatives	81			1.9%		1.5

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,567,541	1.6%	SOFR	2.1
Interest Rate Caps - Property debt	4		€175,468	1.1%	EURIBOR	1.0
Interest Rate Swaps - Property debt	1		$117,863	0.8%	SOFR	1.2
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.1
Total interest rate derivatives	80			1.6%		2.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	September 30, 2024			December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	47		€564,313	60		€577,283
Buy USD/Sell DKK Forward	7	DKK	1,200,016	12	DKK	1,301,016
Buy USD/Sell AUD Forward	5	AUD	621,759	5	AUD	621,759
Buy USD/Sell NOK Forward	10	NOK	402,700	9	NOK	1,160,941
Buy USD/Sell GBP Forward	—		£—	4		£142,858

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate derivatives	$319,094	$537,390	$—	$—
Foreign currency forward contracts	9,091	16,873	51,289	46,178
Total derivatives	$328,185	$554,263	$51,289	$46,178

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2024	2023
Interest Rate Caps - Property debt	Unrealized loss(1)	$(185,709)	$(13,731)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(7,495)	(1,895)
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(33,588)	21,497
Foreign Currency Forward Contracts	Realized gain (loss)(1)	496	(1,449)
Interest Rate Caps - Property debt	Realized gain(1)	—	4,748
Total		$(226,296)	$9,170

		For the Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2024	2023
Interest Rate Caps - Property debt	Unrealized loss(1)	$(225,610)	$(88,463)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(8,017)	(2,955)
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(12,892)	10,249
Foreign Currency Forward Contracts	Realized gain(1)	12,084	1,588
Interest Rate Caps - Property debt	Realized gain(1)	—	6,528
Interest Rate Swaps - Property debt	Realized gain(1)	179	1,925
Total		$(234,256)	$(71,128)

(1)
Included in Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included in Income from investments in real estate debt, net and the remaining amount is included in Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

As of September 30, 2024, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2024
	Class T	Class S	Class D	Class I	Total
June 30, 2024	5,129,415	183,113,398	26,164,461	190,169,262	404,576,536
Common stock shares issued (1)	(60,826)	(316,169)	(10,598)	1,828,720	1,441,127
Distribution reinvestment plan shares issued	35,059	878,103	78,282	736,523	1,727,967
Common stock shares repurchased	(17,583)	(1,445,667)	(170,772)	(2,953,332)	(4,587,354)
Independent directors’ restricted stock grant (2)	—	—	—	33,797	33,797
September 30, 2024	5,086,065	182,229,665	26,061,373	189,814,970	403,192,073

	Three Months Ended September 30, 2023
	Class T	Class S	Class D	Class I	Total
June 30, 2023	5,640,007	212,244,742	29,291,354	222,011,809	469,187,912
Common stock shares issued (1)	12,504	794,388	(4,725)	3,265,512	4,067,679
Distribution reinvestment plan shares issued	36,190	948,038	79,607	970,189	2,034,024
Common stock shares repurchased	(139,792)	(10,889,677)	(659,557)	(13,842,080)	(25,531,106)
Independent directors’ restricted stock grant (3)	—	—	—	30,361	30,361
September 30, 2023	5,548,909	203,097,491	28,706,679	212,435,791	449,788,870

__________

(1)
Includes transfers between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2024. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2024.
(3)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2023. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2023.

	Nine Months Ended September 30, 2024
	Class T	Class S	Class D	Class I	Total
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244
Common stock shares issued (1)	(178,169)	358,633	317,517	7,778,662	8,276,643
Distribution reinvestment plan shares issued	107,882	2,784,355	421,632	2,471,478	5,785,347
Common stock shares repurchased	(125,673)	(15,936,939)	(2,190,327)	(23,459,019)	(41,711,958)
Independent directors’ restricted stock grant (2)	—	—	—	33,797	33,797
September 30, 2024	5,086,065	182,229,665	26,061,373	189,814,970	403,192,073

	Nine Months Ended September 30, 2023
	Class T	Class S	Class D	Class I	Total
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	95,616	4,353,179	(142,011)	11,693,589	16,000,373
Distribution reinvestment plan shares issued	106,290	2,868,401	259,145	2,929,928	6,163,764
Common stock shares repurchased	(374,493)	(28,680,999)	(2,384,628)	(46,673,100)	(78,113,220)
Independent directors’ restricted stock grant (3)	—	—	—	30,361	30,361
September 30, 2023	5,548,909	203,097,491	28,706,679	212,435,791	449,788,870

__________

(1)
Includes transfers between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2024. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2024.
(3)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2023. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2023.

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

For the three months ended September 30, 2024, the Company repurchased 4.6 million shares of common stock, representing a total of $104.1 million. For the three months ended September 30, 2023, the Company repurchased 25.5 million shares of common stock, representing a total of $639.2 million. For the nine months ended September 30, 2024, the Company repurchased 41.7 million shares of common stock, representing a total of $965.1 million. For the nine months ended September 30, 2023, the Company repurchased 78.1 million shares of common stock, representing a total of $2.0 billion.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0480)	(0.0482)	(0.0139)	—
Net distributions declared per share of common stock	$0.2625	$0.2623	$0.2966	$0.3105

	Nine Months Ended September 30, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1454)	(0.1460)	(0.0421)	—
Net distributions declared per share of common stock	$0.7861	$0.7855	$0.8894	$0.9315

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and Third-party Operating Partnership unitholders for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(1,144)	(1,144)
GAAP loss allocation	(18,539)	(10,177)	(28,716)
Distributions	(12,048)	(6,633)	(18,681)
Fair value allocation	18,368	9,217	27,585
Balance at September 30, 2024	$283,473	$155,433	$438,906

__________

(1)
Includes units transferred to Barry S. Sternlicht, which are deemed to be beneficially owned by Mr. Sternlicht.

	Special Limited Partner	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
GAAP loss allocation	(11,263)	(6,241)	(17,504)
Distributions	(12,049)	(6,677)	(18,726)
Fair value allocation	2,598	1,439	4,037
Balance at September 30, 2023	$319,956	$177,298	$497,254

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

During the three months ended September 30, 2024 and 2023, the Company incurred management fees of $23.7 million and $37.3 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred management fees of $82.2 million and $119.0 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2024, the Company issued 473,622 unregistered Class I shares to the Advisor as payment for the $10.9 million management fee accrued as of December 31, 2023. For the nine months ended September 30, 2024, the Company issued 3,269,689 unregistered Class I shares to the Advisor as payment for the management fee incurred through August 2024 and also had a payable of $7.8 million related to the management fee as of September 30, 2024, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In October 2024, the Company issued 355,802 unregistered Class I shares to the Advisor as payment for the $7.8 million management fee accrued as of September 30, 2024. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved.

Investment in Real Estate Debt - Dispositions

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

Related Party Share Ownership

As of September 30, 2024, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $520.2 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership. During the three and nine months ended September 30, 2024, the Company repurchased 545,883 and 1,518,883 Class I shares held by the Advisor for total consideration of $12.2 million and $34.7 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 819,419 and 2,422,379 Class I shares held by the Advisor and certain directors for total consideration of $20.4 million and $61.8 million, respectively. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued stockholder servicing fee	$271,310	$301,017
Performance participation allocation	—	—
Accrued management fee	7,798	10,853
Advanced operating expenses	1,401	4,458
Accrued affiliate service provider expenses	3,601	3,068
Advanced organization and offering costs	364	1,561
Total	$284,474	$320,957

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended September 30, 2024 and 2023, the Company incurred approximately $8.4 million and $6.8 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. During the nine months ended September 30, 2024 and 2023, the Company has incurred approximately $23.6 million and $18.6 million of expenses due to Highmark Residential in connection with its investments, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended September 30, 2024 and 2023, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the amounts incurred for services provided by RFF were $0.3 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three and nine months ended September 30, 2024, the Company incurred an insignificant amount and $0.1 million of expenses, respectively, for services provided by Essex. During the three and nine months ended September 30, 2023, the Company incurred $1.0 million and $1.2 million of expenses for services provided by Essex, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.1 million and $0.3 million, respectively, of expenses from Starwood Retail Partners. During the three and nine months ended September 30, 2023, the Company incurred approximately $0.1 million and $0.1 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2024, the amounts incurred for services provided were an insignificant amount, respectively. During the three and nine months ended September 30, 2023, the amounts incurred for services provided were an insignificant amount and $0.2 million, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.4 million and $1.3 million of expenses for services provided from SCG STR Management Co, LLC, respectively. During the three and nine months ended September 30, 2023, the Company incurred approximately $0.2 million and $0.5 million of expenses for services provided, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and nine months ended September 30, 2024, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2023, the amount incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.3 million, respectively.

Advanced operating expenses

For the three months ended September 30, 2024 and 2023, the Advisor had incurred approximately $4.8 million and $2.4 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the nine months ended September 30, 2024 and 2023, the Advisor had incurred approximately $12.1 million and $9.9 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally being reimbursed to the Advisor one month in arrears.

As of September 30, 2024 and 2023, the Advisor had advanced an insignificant amount of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) are being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020.

DST Program expenses

During the three and nine months ended September 30, 2024, the Company incurred approximately $0.1 million and $2.0 million of expenses in connection with the DST Program, respectively. No expenses were incurred by the Company in connection with the DST Program during the three and nine months ended September 30, 2023.

13.
Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14.
Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground leases are classified as right-of-use liability – operating leases based on the characteristics of the respective lease. Right-of-use liabilities are presented within Other liabilities on the Company’s Condensed Consolidated Balance Sheets. The ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain any additional renewal options.

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2024 ($ in thousands):

Year	Operating Lease
2024 (remaining)	$172
2025	714
2026	714
2027	714
2028	714
Thereafter	25,065
Total undiscounted future lease payments	28,093
Difference between undiscounted cash flows and discounted cash flows	(15,746)
Total lease liability	$12,347

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of September 30, 2024, the weighted average remaining lease term of the Company’s operating leases was 35 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$376,478	$380,157	$1,122,606	$1,164,163
Variable lease payments	38,454	38,141	117,873	121,407
Rental revenue	$414,932	$418,298	$1,240,479	$1,285,570

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office and other properties as of September 30, 2024 ($ in thousands). Leases at the Company’s multifamily, single-family rental and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2024 (remaining)	$71,963
2025	285,610
2026	255,454
2027	222,074
2028	184,203
Thereafter	552,751
Total	$1,572,055

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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2024	December 31, 2023
Multifamily	$14,688,739	$15,161,836
Single-family rental	352,684	408,097
Industrial	2,707,694	2,820,658
Office	1,617,214	1,651,347
Self-storage	351,962	357,724
Investments in real estate debt	954,952	1,589,350
Other properties(1)	921,767	1,022,284
Other (Corporate)	87,036	102,678
Total assets	$21,682,048	$23,113,974

(1)
Other properties includes hospitality, medical office, and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$307,172	$5,268	$45,627	$42,151	$6,936	$7,778	$—	$414,932
Other revenue	4,283	—	173	58	—	5,403	—	9,917
Total revenues	311,455	5,268	45,800	42,209	6,936	13,181	—	424,849
Expenses:
Property operating	144,318	2,590	12,234	15,298	2,937	6,197	—	183,574
Total segment expenses	144,318	2,590	12,234	15,298	2,937	6,197	—	183,574
Loss from unconsolidated real estate ventures	—	—	—	—	—	(4,692)	—	(4,692)
Income from investments in real estate debt, net	—	—	—	—	—	—	21,513	21,513
Segment net operating income	$167,137	$2,678	$33,566	$26,911	$3,999	$2,292	$21,513	$258,096

General and administrative								(9,683)
Management fees								(23,690)
Impairment of investments in real estate								(1,782)
Depreciation and amortization								(185,138)
Net loss on dispositions of real estate								(225)
Interest expense								(165,520)
Other expense, net								(207,535)
Net loss								$(335,477)
Net loss attributable to non-controlling interests in consolidated joint ventures								1,969
Net loss attributable to non-controlling interests in Operating Partnership								16,548
Net loss attributable to stockholders								$(316,960)

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,020	$7,955	$53,163	$39,347	$7,005	$8,808	$—	$418,298
Other revenue	2,816	—	—	54	46	11,834	—	14,750
Total revenues	304,836	7,955	53,163	39,401	7,051	20,642	—	433,048
Expenses:
Property operating	140,635	5,753	14,117	15,445	2,872	10,300	—	189,122
Total segment expenses	140,635	5,753	14,117	15,445	2,872	10,300	—	189,122
Loss from unconsolidated real estate ventures	—	—	—	—	—	(241)	—	(241)
Income from investments in real estate debt, net	—	—	—	—	—	—	42,318	42,318
Segment net operating income	$164,201	$2,202	$39,046	$23,956	$4,179	$10,101	$42,318	$286,003

General and administrative								(10,102)
Management fees								(37,347)
Impairment of investments in real estate								(3,667)
Depreciation and amortization								(203,561)
Net gain on dispositions of real estate								67,374
Interest expense								(145,273)
Other expense, net								(10,104)
Net loss								$(56,677)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,127)
Net loss attributable to non-controlling interests in Operating Partnership								2,737
Net loss attributable to stockholders								$(55,067)

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$915,485	$16,257	$139,339	$125,826	$20,783	$22,789	$—	$1,240,479
Other revenue	11,060	—	518	143	—	18,494	—	30,215
Total revenues	926,545	16,257	139,857	125,969	20,783	41,283	—	1,270,694
Expenses:
Property operating	424,497	7,726	35,699	45,855	8,379	21,590	—	543,746
Total segment expenses	424,497	7,726	35,699	45,855	8,379	21,590	—	543,746
Loss from unconsolidated real estate ventures	—	—	—	—	—	(10,365)	—	(10,365)
Income from investments in real estate debt, net	—	—	—	—	—	—	74,384	74,384
Segment net operating income	$502,048	$8,531	$104,158	$80,114	$12,404	$9,328	$74,384	$790,967

General and administrative								(35,571)
Management fees								(82,200)
Impairment of investments in real estate								(1,782)
Depreciation and amortization								(557,425)
Net gain on dispositions of real estate								2,431
Interest expense								(477,741)
Other expense, net								(214,283)
Net loss								$(575,604)
Net loss attributable to non-controlling interests in consolidated joint ventures								2,861
Net loss attributable to non-controlling interests in Operating Partnership								28,716
Net loss attributable to stockholders								$(544,027)

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$919,479	$48,906	$155,179	$114,309	$20,588	$27,109	$—	$1,285,570
Other revenue	7,538	—	—	241	116	37,671	—	45,566
Total revenues	927,017	48,906	155,179	114,550	20,704	64,780	—	1,331,136
Expenses:
Property operating	417,746	29,979	39,906	44,629	8,160	30,974	—	571,394
Total segment expenses	417,746	29,979	39,906	44,629	8,160	30,974	—	571,394
Loss from unconsolidated real estate ventures	—	—	—	—	—	(786)	—	(786)
Income from investments in real estate debt, net	—	—	—	—	—	—	115,841	115,841
Segment net operating income	$509,271	$18,927	$115,273	$69,921	$12,544	$33,020	$115,841	$874,797

General and administrative								(32,538)
Management fees								(118,970)
Impairment of investments in real estate								(188,804)
Depreciation and amortization								(612,924)
Net gain on dispositions of real estate								188,632
Interest expense								(437,898)
Other expense, net								(86,455)
Net loss								$(414,160)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,207)
Net loss attributable to non-controlling interests in Operating Partnership								17,504
Net loss attributable to stockholders								$(397,863)

16.
Subsequent Events

Financing and Capital Activity

During the period from October 1, 2024 through November 13, 2024, the Company raised an aggregate of $6.9 million in the Company’s third public offering and repurchased $60.0 million of common stock through its share repurchase plan.

During the period from October 1, 2024 through November 13, 2024, the Company received $70.5 million of net borrowings from its unsecured line of credit.

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

As of November 13, 2024, we had received net proceeds of $14.0 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

DST Program

In April 2024, we, through the Operating Partnership, commenced the DST Program to issue and sell up to a maximum aggregate offering amount of $1.0 billion of DST Interests in specific DSTs holding one or more DST Properties. These DST Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act, in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).

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

As of September 30, 2024, we have raised approximately $13.2 million in gross offering proceeds through the DST Program.

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

Recent Developments

Business Outlook

Since inception, our asset allocation and market selection has provided attractive risk-adjusted returns for investors. As of September 30, 2024, on our Class I shares, we have delivered a 7.0% inception-to-date annualized return as well as a 5.6% annualized distribution rate, which is approximately 9.5% on a tax-equivalent basis for investors in the highest income tax bracket.

We remain well-positioned with 92% of our portfolio allocated to asset classes currently performing well, including affordable housing, market-rate apartments, industrial, and floating-rate real estate loans. Market fundamentals remain strong across our portfolio. Demand for multifamily apartments has remained robust with absorption levels near 20-year highs. Affordability continues to play a key factor. Our average multifamily rent of $1,503 per month was approximately 42% lower than the median U.S. mortgage payment as of October 31, 2024. Wage growth has also outpaced rent growth, which has improved the rent-to-income of our portfolio and now stands at approximately 21%. Bigger picture, supply/demand fundamentals continue to benefit from an estimated four to five million unit shortfall of housing. In addition, multifamily construction starts are down 40-50% from peak which should lead to a decline in new supply and improving fundamentals starting next year. Our affordable housing portfolio remains a key differentiator with strong rent growth in 2024 driven by formulaic rent increases determined by consumer price index and wage growth. A portion of our historical allowable rent increases have been deferred into the future, which should enable steady rent growth over the next several years. Industrial continues to benefit from the growth in e-commerce and the need to deliver products to consumers faster. We primarily own in-fill, last mile or infrastructure centric assets which have been more insulated from supply growth. Our releasing spreads were approximately a positive 59% in the third quarter of 2024 and increased to approximately 49% over the trailing twelve months. There is significant growth potential over the next several years with market rents approximately 20% above current in-place rents and market rents in our markets continuing to grow at approximately 3% year-over-year in the third quarter of 2024. Similar to multifamily, industrial fundamentals should also benefit from significant decline in new supply starting next year with construction starts down approximately 60-70% from peak.

We believe that our balance sheet remains an asset to investors in the current environment. We have emphasized downside protection with approximately 94% of our secured property debt currently being effectively fixed and having four years of duration remaining. At present, our portfolio has an average cost of debt of approximately 3.8% with limited near-term loan maturities. In addition, assuming all available extension options, we have less than approximately 7% of our debt maturing before 2026. The major challenge for most investors in this environment is maturing debt or unhedged interest rates, and we are well positioned from this perspective.

As anticipated, the capital markets have continued to improve over the prior two quarters. Along with the Federal Reserve’s cumulative 75 basis point interest rate cuts in September 2024 and November 2024, lender spreads have declined and the availability of debt has increased. At the same time, transaction activity has begun to recover. We believe private real estate values have increased year-to-date and the public markets (generally a leading indicator) have rallied approximately 20-30% in our core sectors of rental residential and industrial from one year ago. So, while limiting the level of permitted share repurchases in May 2024 was a very difficult decision to make, we believe it will ultimately be the right decision for our long-term shareholders.

Our current liquidity is approximately $0.6 billion, or 6.4% of our NAV as of September 30, 2024. We continue to assess select asset sales and other strategic initiatives that are likely to increase our liquidity and potentially result in a reduction of repurchase requests. We believe improving conditions for real estate, combined with declining competitive yields from money market funds, certificates of deposits (“CDs”), or other short-term instruments (as a result of the cumulative 75 basis point interest rate cuts in September 2024 and November 2024, and the prospect of additional cuts by year end) should also make real estate a more attractive sector for investors. Our repurchase requests have trended lower since May and new repurchase requests in September were the lowest since we began prorating repurchases in November 2022.

Share Repurchase Plan Amendment

We are committed to providing liquidity to our stockholders and believe this commitment is an essential attribute of our operations. To provide this liquidity, we have taken a balanced approach, including the select sale of real estate assets, the sale of securities, and the utilization of cash-on-hand and the availability on our line of credit, as further discussed below in Item 2. “Liquidity and Capital Resources.” Repurchase requests have remained above our share repurchase plan’s monthly and quarterly limits since October 2022. To meet this continued level of repurchase requests, real estate property sales became increasingly necessary to execute our ongoing liquidity strategy. Due to increased interest rates and decreased property transaction volumes, we have chosen to slow our property sales. We also believe the real estate markets are near-bottom and the increased probability of interest rate cuts have led to our belief that the real estate markets will improve over time. As a result, and as a fiduciary to our stockholders, we previously could not recommend being an aggressive seller of real estate assets.

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

Our current outlook, which includes the Federal Reserve’s lower interest rate forecast, improving capital markets visible today with declining lender spreads, and the 50-70% decline in new construction starts across residential and industrial, our major sectors, all point to what we believe is an improving environment for real estate. We continue to assess select asset sales and other strategic initiatives that are likely to increase our liquidity and potentially result in a reduction of repurchase requests.

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

Q3 2024 Highlights

Operating Results:

•
Declared monthly net distributions totaling $122.2 million and $372.2 million for the three and nine months ended September 30, 2024, respectively. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.7%	4.7%	5.4%	5.6%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(0.9%)	(0.9%)	(0.6%)	(0.3%)
Year-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	(4.3%)	(4.3%)	(2.0%)	N/A
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	6.3%	6.2%	6.6%	7.0%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	5.6%	5.6%	6.3%	N/A

Disposition Activity:

•
Sold 26 single-family rental units for total net cash proceeds of $8.7 million during the three months ended September 30, 2024.

Financing Activity:

•
Received net borrowings of $91.5 million from our unsecured line of credit during the three months ended September 30, 2024.
•
Entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million during the three months ended September 30, 2024. The senior secured revolving credit facility agreement matures in January 2026, at which time the Company may request an additional one-year extension thereafter. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated SOFR plus 2.5%.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2024:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2024:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of September 30, 2024 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the nine months ended September 30, 2024	Percentage of Segment Revenue
Multifamily	284	66,919 units	95%	$16,035,900	$926,545	73%
Single-family rental	N/A (3)	938 units	88%	331,521	16,257	1%
Industrial	131	19.61 sq. ft.	96%	3,176,223	139,857	11%
Office	20	3.90 sq. ft.	90%	1,558,164	125,969	10%
Self-storage	26	1.90 sq. ft.	86%	389,300	20,783	2%
Other Properties(4)	8	N/A (5)	N/A	487,343	41,283	3%
Total	469			$21,978,451	$1,270,694	100%

(1)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2024.
(2)
Based on fair value as of September 30, 2024.
(3)
Includes a 100% interest in a subsidiary with 26 single-family rental units and a 95% interest in a consolidated joint venture with 912 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 1.0 million sq. ft. across our medical office and retail properties and 431 keys at our consolidated hospitality properties.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of September 30, 2024:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,041
Single-family rental(1)	$25,175
Industrial(2)	$7.39
Office(2)	$34.03
Self-storage(1)	$16.60

(1)
For multifamily, single-family rental, and self-storage properties, average effective annual base rent per leased unit represents the annualized base rent for the nine months ended September 30, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the nine months ended September 30, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of September 30, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	100%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	94%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	89%	570	90%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	93%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	95%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	95%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	89%	264	95%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	97%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	95%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	93%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	90%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	93%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	93%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	95%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	96%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	97%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	95%
Total Multifamily	284				66,919
Single-Family Rental:
Single-Family Rental Joint Venture	N/A	Various	Various	95%	912	90%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	26	30%
Total Single-Family Rental	N/A				938
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Independence Industrial Portfolio	6	Houston, TX	April 2021	100%	2.33	96%
Reno Logistics Portfolio	19	Reno, NV	May 2021	100%	3.14	82%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	94%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	98%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	95%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	131				19.61
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	73%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	86%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	3	CO, OH, AR	January 2019	100%	431	75%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	63%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	80%
Iberostar Las Dalias	1	Tenerife, Spain	December 2021	100%	0.31	100%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (5)	196	Various	July 2022	45%	24,935	81%
Total Other Properties	205				N/A (4)

Total Investment Properties	666

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of September 30, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of September 30, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2024.
(3)
Held through our DST Program as of September 30, 2024. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
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

During the three and nine months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property. During the three months ended September 30, 2023, we recognized an aggregate of $3.7 million of impairment charges on two hospitality properties. During the nine months ended September 30, 2023, we recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties.

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

During the three and nine months ended September 30, 2024 and 2023, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of September 30, 2024 ($ in thousands):

		September 30, 2024
Type of Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$954,952

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

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of September 30, 2024 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2024 (remaining)	$4,167	1%	$1,245	0%	$1,371	0%	$6,783	1%
2025	23,222	7%	6,401	2%	1,980	1%	31,603	10%
2026	25,408	8%	13,138	4%	3,024	1%	41,570	13%
2027	29,406	9%	14,088	4%	1,939	1%	45,433	14%
2028	16,579	5%	11,727	4%	5,075	2%	33,381	11%
2029	17,517	5%	7,793	2%	2,884	1%	28,194	8%
2030	11,210	3%	18,373	6%	1,830	1%	31,413	10%
2031	8,105	2%	24,523	7%	1,795	1%	34,423	10%
2032	2,805	1%	9,383	3%	969	0%	13,157	4%
2033	8,464	3%	29,676	9%	2,276	1%	40,416	13%
Thereafter	3,722	1%	9,079	2%	9,383	3%	22,184	6%
Total	$150,605	45%	$145,426	43%	$32,526	12%	$328,557	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of September 30, 2024, approximately 1% of our industrial portfolio square footage and approximately 25% of our office portfolio square footage is subject to early termination provisions. Approximately 7% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2028.

During the nine months ended September 30, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.2% of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2023, two tenants exercised early lease termination provisions, impacting 64,122 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$414,932	$418,298	$(3,366)
Other revenue	9,917	14,750	(4,833)
Total revenues	424,849	433,048	(8,199)
Expenses
Property operating	183,574	189,122	(5,548)
General and administrative	9,683	10,102	(419)
Management fees	23,690	37,347	(13,657)
Performance participation allocation	—	—	—
Impairment of investments in real estate	1,782	3,667	(1,885)
Depreciation and amortization	185,138	203,561	(18,423)
Total expenses	403,867	443,799	(39,932)
Other (expense) income
Loss from unconsolidated real estate ventures	(4,692)	(241)	(4,451)
Income from investments in real estate debt, net	21,513	42,318	(20,805)
Net (loss) gain on dispositions of real estate	(225)	67,374	(67,599)
Interest expense	(165,520)	(145,273)	(20,247)
Other expense, net	(207,535)	(10,104)	(197,431)
Total other (expense) income	(356,459)	(45,926)	(310,533)
Net loss	(335,477)	(56,677)	(278,800)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	1,969	(1,127)	3,096
Net loss attributable to non-controlling interests in Operating Partnership	16,548	2,737	13,811
Net loss attributable to stockholders	$(316,960)	$(55,067)	$(261,893)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2024 and 2023, rental revenue was $414.9 million and $418.3 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2023, offset by an increase in average rental rates for multifamily and industrial assets for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended September 30, 2024 and 2023, other revenue was $9.9 million and $14.8 million, respectively, resulting in a year over year decrease of approximately $4.8 million driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2024 and 2023, property operating expenses were $183.6 million and $189.1 million, respectively. The decrease was driven primarily by asset sales during the year ended December 31, 2023.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2024, general and administrative expenses decreased $0.4 million compared to the three months ended September 30, 2023.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2024 and 2023, management fees were $23.7 million and $37.3 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2023 to September 30, 2024. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended September 30, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property. During the three months ended September 30, 2023, we recognized an aggregate $3.7 million of impairment charges on two hospitality properties.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2024 and 2023, depreciation and amortization expenses were $185.1 million and $203.6 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2023.

Other Expense

During the three months ended September 30, 2024 and 2023, income from investments in real estate debt, net was $21.5 million and $42.3 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the three months ended September 30, 2024, we recorded ($0.2) million of net losses from the disposition of 26 single-family rental units. During the three months ended September 30, 2023, we recorded $67.4 million of net aggregate gains from the disposition of three multifamily properties and 1,910 single-family rental units.

During the three months ended September 30, 2024 and 2023, interest expense was $165.5 million and $145.3 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, Line of Credit and borrowings under our secured financing on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit.

During the three months ended September 30, 2024 and 2023, other expense, net was ($207.5) million and ($10.1) million, respectively. These results were primarily driven by unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($193.2) million during the three months ended September 30, 2024 compared to unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($15.6) million during the three months ended September 30, 2023. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

	For the Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$1,240,479	$1,285,570	$(45,091)
Other revenue	30,215	45,566	(15,351)
Total revenues	1,270,694	1,331,136	(60,442)
Expenses
Property operating	543,746	571,394	(27,648)
General and administrative	35,571	32,538	3,033
Management fees	82,200	118,970	(36,770)
Performance participation allocation	—	—	—
Impairment of investments in real estate	1,782	188,804	(187,022)
Depreciation and amortization	557,425	612,924	(55,499)
Total expenses	1,220,724	1,524,630	(303,906)
Other (expense) income
Loss from unconsolidated real estate ventures	(10,365)	(786)	(9,579)
Income from investments in real estate debt, net	74,384	115,841	(41,457)
Net gain on dispositions of real estate	2,431	188,632	(186,201)
Interest expense	(477,741)	(437,898)	(39,843)
Other expense, net	(214,283)	(86,455)	(127,828)
Total other (expense) income	(625,574)	(220,666)	(404,908)
Net loss	(575,604)	(414,160)	(161,444)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	2,861	(1,207)	4,068
Net loss attributable to non-controlling interests in Operating Partnership	28,716	17,504	11,212
Net loss attributable to stockholders	$(544,027)	$(397,863)	$(146,164)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the nine months ended September 30, 2024 and 2023, rental revenue was $1.2 billion and $1.3 billion, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2023, offset by an increase in average rental rates for multifamily and industrial assets for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the nine months ended September 30, 2024 and 2023, other revenue was $30.2 million and $45.6 million, respectively, resulting in a year over year decrease of approximately $15.4 million driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the nine months ended September 30, 2024 and 2023, property operating expenses were $543.7 million and $571.4 million, respectively. The decrease was driven primarily by asset sales during the year ended December 31, 2023.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the nine months ended September 30, 2024, general and administrative expenses increased $3.0 million compared to the nine months ended September 30, 2023 and was primarily driven by an increase in professional fees.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2024 and 2023, management fees were $82.2 million and $119.0 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2023 to September 30, 2024. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the nine months ended September 30, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the nine months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property. During the nine months ended September 30, 2023, the Company recognized an aggregate $188.8 million of impairment charges related primarily to single-family rental properties.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2024 and 2023, depreciation and amortization expenses were $557.4 million and $612.9 million, respectively. The decrease in depreciation expense was primarily driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2023.

Other Expense

During the nine months ended September 30, 2024 and 2023, income from investments in real estate debt, net was $74.4 million and $115.8 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the nine months ended September 30, 2024, we recorded $2.4 million of net gains from the disposition of 78 single-family rental units. During the nine months ended September 30, 2023, we recorded $188.6 million of net aggregate gains from the disposition of nine multifamily properties, one industrial property, and 2,183 single-family rental units.

During the nine months ended September 30, 2024 and 2023, interest expense was $477.7 million and $437.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facility, Line of Credit and borrowings under our secured financings on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit resulting in additional interest expense on our borrowings.

During the nine months ended September 30, 2024 and 2023, other expense, net was ($214.3) million and ($86.5) million, respectively. These results were primarily driven by unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($233.6) million during the nine months ended September 30, 2024 compared to unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($91.4) million during the nine months ended September 30, 2023. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings. For the nine months ended September 30, 2024, these results were partially offset by realized gains on foreign currency exchange transactions of $12.1 million.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to stockholders	$(316,960)	$(55,067)	$(544,027)	$(397,863)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	185,138	203,561	557,425	612,924
Impairment of investments in real estate	1,782	3,667	1,782	188,804
Investment in unconsolidated real estate ventures – depreciation and amortization	13,275	13,478	40,686	39,621
Net loss (gain) on dispositions of real estate	225	(67,374)	(2,431)	(188,632)
Amount attributable to non-controlling interests for above adjustments	(1,047)	(873)	(3,151)	(3,334)
FFO attributable to stockholders	(117,587)	97,392	50,284	251,520
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(2,147)	(2,569)	(7,769)	(9,703)
Deferred income amortization (1)	(4,312)	(4,649)	(14,439)	(11,309)
Amortization of above- and below-market lease intangibles, net	(390)	(1,025)	(1,970)	(2,943)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	226,791	(12,521)	241,531	64,751
Foreign currency (gain) loss	(15,649)	23,353	(3,856)	16,430
Non-cash performance participation allocation	—	—	—	—
Amortization of deferred financing costs	5,528	9,324	18,116	24,631
Amortization of restricted stock awards	210	210	630	630
Amount attributable to non-controlling interests for above adjustments	(1,470)	11	(1,612)	(410)
AFFO attributable to stockholders	$90,974	$109,526	$280,915	$333,597

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ and shares/units in thousands):

Components of NAV	September 30, 2024
Investments in real estate	$22,475,574
Investments in real estate debt	954,952
Cash and cash equivalents	262,875
Restricted cash	239,087
Other assets	442,691
Debt obligations	(12,635,739)
Secured financings on investments in real estate debt	(525,249)
Subscriptions received in advance	(2,094)
Other liabilities	(1,816,325)
Performance participation accrual	—
Management fee payable	(7,798)
Accrued stockholder servicing fees(1)	(3,035)
Non-controlling interests in consolidated joint ventures	(82,916)
Net asset value	$9,302,023
Number of outstanding shares/units	423,219

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2024, we have accrued under GAAP $271.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$4,026,080	$112,449	$564,698	$4,159,890	$438,906	$9,302,023
Number of outstanding shares/units	182,230	5,086	26,061	189,815	20,027	423,219
NAV Per Share/Unit as of September 30, 2024	$22.09	$22.11	$21.67	$21.92	$21.92

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.8%	5.5%
Industrial	7.3%	5.8%
Office	8.0%	6.8%
Other	8.3%	6.8%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.9%	+2.4%	+2.2%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2024
Total stockholders’ equity under GAAP	$5,535,172
Redeemable non-controlling interests	438,906
Total partners’ capital of Operating Partnership	5,974,078
Adjustments:
Accrued stockholder servicing fee	268,275
Advanced organization and offering costs and Advanced operating expenses	371
Unrealized net real estate and real estate debt appreciation	199,536
Accumulated depreciation and amortization	2,859,763
NAV	$9,302,023

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

•
Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, secured credit facilities, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our condensed consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.9315 per share for the nine months ended September 30, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2024:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2024	$0.0869	$0.0869	$0.0987	$0.1035
February 29, 2024	0.0880	0.0879	0.0990	0.1035
March 31, 2024	0.0868	0.0867	0.0987	0.1035
April 30, 2024	0.0874	0.0873	0.0988	0.1035
May 31, 2024	0.0869	0.0869	0.0987	0.1035
June 30, 2024	0.0876	0.0875	0.0989	0.1035
July 31, 2024	0.0872	0.0872	0.0988	0.1035
August 31, 2024	0.0873	0.0872	0.0988	0.1035
September 30, 2024	0.0880	0.0879	0.0990	0.1035
Total	$0.7861	$0.7855	$0.8894	$0.9315

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Amount	%	Amount	%
Distributions
Payable in cash	$252,177	68%	$281,211	66%
Reinvested in shares	120,012	32%	144,896	34%
Total distributions	$372,189	100%	$426,107	100%

Sources of Distributions
Cash flows from operating activities(1)	$372,189	100%	$426,107	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$372,189	100%	$426,107	100%

Cash flows from operating activities	$352,633		$430,783
Funds from operations	$50,284		$251,520

(1)
As of September 30, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

Liquidity and Capital Resources

From a liquidity perspective, we have approximately $0.6 billion of liquidity as of September 30, 2024, comprised of approximately $0.3 billion of cash on hand, approximately $0.2 billion of an undrawn unsecured Line of Credit, and $150.0 million of an undrawn senior secured revolving credit facility.

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (when earned and to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the nine months ended September 30, 2024, we raised $0.2 billion of gross proceeds in our third public offering. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2024, our distributions have been entirely funded from cash flow from operating activities. In addition, for the three and nine months ended September 30, 2024, we have repurchased $0.1 billion and $1.0 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of September 30, 2024 and December 31, 2023 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	March 2031	N/A	$3,011,128	$3,049,322
Total fixed rate loans				3,011,128	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.84%	September 2027	N/A	9,865,221	9,893,894
Variable rate secured credit facility(4)	B + 2.25%	December 2025	$164,347	164,347	165,000
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				10,029,568	10,058,894
Total loans secured by the Company’s properties				13,040,696	13,108,216

Secured financings on investments in real estate debt	B + 2.82%	June 2027	$525,412	525,412	763,579
Unsecured Line of Credit(6)	B + 2.50%	May 2027	$1,550,000	1,363,500	907,500
Total Indebtedness				$14,929,608	$14,779,295

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
(4)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(5)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.
(6)
The repayment of the Line of Credit facility is guaranteed by us.

During the period from October 1, 2024 through November 13, 2024, we raised an aggregate of $6.9 million in our third public offering and repurchased $60.0 million of common stock under our share repurchase plan. In October 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for October 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s October repurchase request was satisfied.

During the period from October 1, 2024 through November 13, 2024, we received $70.5 million of net borrowings from our unsecured line of credit.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows provided by operating activities	$352,633	$430,783
Cash flows provided by investing activities	617,925	1,432,128
Cash flows used in financing activities	(1,009,277)	(2,254,406)
Effect of exchange rate changes	46	952
Net decrease in cash and cash equivalents and restricted cash	$(38,673)	$(390,543)

Cash flows provided by operating activities decreased by approximately $78.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the year ended December 31, 2023.

Cash flows provided by investing activities decreased by approximately $0.8 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a reduction of $1.4 billion in proceeds from dispositions of real estate, offset by an increase of $0.6 billion in proceeds from the dispositions of real estate debt investments and real estate debt securities.

Cash flows used in financing activities decreased by approximately $1.2 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $1.0 billion decrease in repurchases of our common stock, a $0.6 billion decrease in net borrowings on our mortgage notes, credit facility and unsecured line of credit, and was offset by $0.2 billion in repayments under secured financings on investments in real estate debt and a $0.2 billion decrease in net proceeds from the issuance of our common stock.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financing on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $11.9 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $10.1 billion as of September 30, 2024 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2024, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $0.2 million and $0.6 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of September 30, 2024, we held $1.0 billion of investments in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2024, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million and $0.8 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2024, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $95.5 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three and nine months ended September 30, 2024, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2024, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 713,039 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2024 and August 2024. Additionally, we issued 355,802 unregistered Class I shares to the Advisor in October 2024 in satisfaction of the September 2024 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)(2)		per Share	or Programs	Plans or Programs (2)
July 2024(3)	1,337,077		$22.81	1,337,077	—
August 2024(3)	1,352,958		22.55	1,352,958	—
September 2024(3)	1,897,319	(4)	22.43	1,897,319	—
Total	4,587,354		$22.58	4,587,354	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $91.3 million of Class T, Class S, Class D and Class I shares based on our June 30, 2024 NAV in the third quarter of 2024. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In July 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for July 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s July repurchase request was satisfied. In accordance with our repurchase plan, on July 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $18,093, as authorized by our board of directors. In August 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for August 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s August repurchase request was satisfied. In accordance with our repurchase plan, on August 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $7,318, as authorized by our board of directors. In September 2024, we received repurchase requests in excess of the 1.0% quarterly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for September 2024 on a pro rata basis up to the 1.0% quarterly limitation. As such, approximately 4% of each stockholder’s September repurchase request was satisfied. In accordance with our repurchase plan, on September 30, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 1.0% quarterly limitation by $11,736, as authorized by our board of directors.
(4)
Includes 545,883 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Advisory Agreement Renewal

On November 7, 2024, our board of directors approved the renewal of the Advisory Agreement for a term of one year, commencing on December 18, 2024.

Resignation and Appointment of Chief Financial Officer and Treasurer

On November 7, 2024, our board of directors appointed Joseph Nieto, our current Global Business Controller who has led our accounting and reporting functions since November 2017, to serve as our Chief Financial Officer and Treasurer, effective January 1, 2025. Mr. Nieto will continue to serve as our Global Business Controller until January 1, 2025.

Mr. Nieto’s appointment coincides with the notice of resignation of Chris Lowthert, our current Chief Financial Officer and Treasurer, delivered to our board of directors on November 7, 2024 and effective January 1, 2025. Mr. Nieto has been leading our accounting and reporting functions since November 2017. Mr. Lowthert’s resignation was not due to any disagreement with us, the Advisor or any of our affiliates as Mr. Lowthert has been promoted to a senior, global finance role with the Advisor.

The appointment of Mr. Nieto was not made pursuant to any arrangement or understanding between him and any other person. Biographical information with respect to Mr. Nieto is set forth below:

Joseph Nieto, 55, has served as our Global Business Controller since January 2020 and has led our accounting and reporting functions since 2017, and effective January 1, 2025, will serve as our Chief Financial Officer and Treasurer, on the Advisor’s Investment Committee and as a Managing Director for Starwood Capital. Mr. Nieto previously served as our Operational Controller from November 2017 to January 2020. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A in financial management from Pace University. He is also a certified public accountant (inactive).

Indemnification Agreement with Officer

In connection with Mr. Nieto’s appointment as Chief Financial Officer and Treasurer, we entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Nieto (the “Indemnitee”). We previously entered into substantially identical indemnification agreements with our other directors and officers. The Indemnification Agreement provides that, subject to certain limitations set forth therein, we will indemnify the Indemnitee to the fullest extent permitted by Maryland law and our charter, for amounts incurred as a result of the Indemnitee’s service in his role as an officer of our company or in other roles as we may require from time to time. The Indemnification Agreement further provides that, subject to the limitations set forth therein, we will advance all reasonable expenses to the Indemnitee in connection with proceedings covered by the Indemnification Agreement.

Subject to certain limitations set forth therein, the Indemnification Agreement places limitations on the indemnification of the Indemnitee to the extent the Indemnitee is found to have acted in bad faith or with active and deliberate dishonesty and such actions were material to the matter that caused the loss to our company. The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee and certain proceedings involving separate defenses, counterclaims or other conflicts of interest, we have the right to defend the Indemnitee in any proceeding that may give rise to indemnification under the Indemnification Agreement.

The description of the Indemnification Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the full terms of the Form of Indemnification Agreement, which we filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 21, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on April 10, 2024 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 13, 2024	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President, and Director (Principal Executive Officer)

November 13, 2024	/s/ Chris Lowthert
Date	Chris Lowthert
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)