Form 10-K
period 2024-12-31
Starwood Real Estate Income Trust, Inc.
filed 2025-03-21
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of March 20, 2025, the registrant had the following shares outstanding: 5,039,393 shares of Class T common stock, 180,684,817 shares of Class S common stock, 25,450,524 shares of Class D common stock and 189,735,122 shares of Class I common stock.

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
•
We have held certain of our current investments for only a limited period of time, and investors will not have the opportunity to evaluate our future investments before we make them.
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
•
We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds (including from sales of our common stock or Operating Partnership (defined below) units to the Special Limited Partner (defined below)), and we have no limits on the amounts we may pay from such sources.
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
•
We may invest in commercial mortgage loans, which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
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

General Description of Business and Operations

We were formed on June 22, 2017 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. We are organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, we also invest in real estate debt, which could include loans secured by real estate and real estate-related securities. We are the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor”), owns a special limited partner interest in the Operating Partnership. Substantially all of our business is conducted through the Operating Partnership. We and the Operating Partnership are externally managed by the Advisor, an affiliate of the Sponsor.

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

As of December 31, 2024, we owned 461 consolidated real estate properties, 933 single-family rental units, two investments in unconsolidated real-estate ventures and one real estate debt investment. We currently operate in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other and Investments in Real Estate Debt. Effective January 1, 2022, the Hospitality and Medical Office segments were combined within the Other segment and previous amounts have been recasted.

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

As of March 21, 2025, we had received net proceeds of $14.1 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.

In April 2024, we launched a program (the “DST Program”) to raise capital, through the Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code (the “Code”). Affiliates of the Advisor will receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares under our share repurchase plan and for other corporate purposes. As of March 21, 2025, we have raised approximately $37.0 million in gross offering proceeds through the DST Program.

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

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2024 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $80 billion of capital and currently has approximately $115 billion of assets under management. Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

Our investment strategy is primarily to acquire stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. To a lesser extent, and subject to the investment limitations described herein, we may also invest in real estate debt, including loans secured by real estate and real estate-related debt securities, and real estate-related equity securities. Our investments in real estate-related debt and equity securities provide us with current income, a source of liquidity for our share repurchase plan, cash management and other purposes.

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

Investments in Real Estate Debt

While our portfolio is principally comprised of properties, to a lesser extent, we may also invest in real estate debt, including loans secured by real estate and real estate-related debt securities. An allocation of our overall portfolio to real estate debt may allow us to add sources of income and further diversify our portfolio.

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

We may also invest in real estate-related debt securities to provide us with current income and an additional source of liquidity for cash management, satisfying any stock repurchases we chose to make in any particular month and for other purposes. Our real estate-related debt securities investments may focus on investments in commercial mortgage-backed securities (“CMBS”) and, to a lesser extent, agency and non-agency residential mortgage-backed securities (“RMBS”) and collateralized loan obligations (“CLOs”).

Investments in Real Estate-Related Equity Securities

We also may invest in real estate-related equity securities investments, with a focus on non-controlling equity positions of public real estate-related companies, including preferred equity. We believe that investments in real estate-related equity securities may also provide an additional source of liquidity for cash management, satisfying any stock repurchases we chose to make in any particular month and for other purposes.

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

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio of investments. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) our gross real estate assets (measured using the greater of fair market value or cost) plus the equity in our real estate debt and real estate-related equity securities portfolios. For purposes of determining our gross real estate assets, we will include the asset values of the DST Properties due to the master lease structure, including the Operating Partnership’s fair market value option (the “FMV Option”). Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances or (iii) the financing liability resulting from the sale of DST Properties included in our NAV calculation. Furthermore, the refinancing of any amount of existing indebtedness is not deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related debt portfolio may have embedded leverage through the use of repurchase agreements. We may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.

During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity. Borrowings under our current lines of credit or any future lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

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

Our Taxation as a REIT

We believe we have operated in a manner that has allowed us to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes, beginning with our taxable year ended December 31, 2019 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. As long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our net taxable income (determined without regard to our net capital gain and dividends paid deduction) that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes, taxes imposed by foreign jurisdictions attributed to certain non-U.S. investments, taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

We have formed certain subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that some or all of the deferred tax asset may not be realized.

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

For the years ended December 31, 2024 and 2023, we had a GAAP net loss attributable to stockholders of ($684.9) million and ($649.7) million, respectively, resulting in a GAAP net loss per share of common stock, basic and diluted, of ($1.68) for the year ended December 31, 2024 and ($1.39) for the year ended December 31, 2023. Our accumulated deficit and cumulative distributions as of December 31, 2024 and 2023 was ($3.7) billion and ($2.5) billion, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

We have held certain of our current investments for only a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held certain of our current investments for a limited period of time and are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire in the future. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt or real estate-related equity securities. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

In any particular month, we may choose to repurchase fewer shares than have been requested to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 0.33% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 1% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). Since October 2022, repurchase requests have consistently exceeded the monthly and/or quarterly limits and may continue to exceed such limits in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including ongoing conflicts in the Middle East and Ukraine) could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds (including from sales from our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from our offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings or proceeds of the offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We have no separate facilities and are completely reliant on the Advisor. Our officers, including, but not limited to, our Chief Executive Officer, President, Chief Financial Officer and Secretary, are executive officers of Starwood Capital. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor. The officers and key personnel of the Advisor evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

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

We, through the Operating Partnership, have launched the DST Program to raise capital in private placements exempt from registration under the Securities Act through the sale of DST Interests to “accredited investors” in specific DSTs holding one or more DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

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

DST Program agreements may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (i) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (ii) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (i) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (ii) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, or the Advisor or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Advisor or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Advisor or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares and 1,000,000,000 shares are classified as Class I shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (i) sell additional shares in our current or future public offerings; (ii) issue shares of our common stock or units in our Operating Partnership in private offerings; (iii) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (v) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares percentage ownership interests in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, you may experience substantial dilution in your percentage ownership of our shares or your interests in the underlying assets held by our Operating Partnership.

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

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified party received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”). While Starwood Capital has not integrated the use of AI in its business currently, it could integrate it in the future and at this time cannot fully determine the impact of such evolving technology to our industry or business.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

AI and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to us, the Advisor, and our portfolio companies. We and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and the Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that impact the real estate markets in general.

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war (including ongoing conflicts in the Middle East and Ukraine) and actual or perceived instability in the U.S. banking system;
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
•
increases in interest rates, and lack of availability of financing and inflation; and
•
changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

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

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we own. Our tenants may be negatively affected by continued market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war, disruptions in global supply chains, natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, tariffs, elevated consumer prices or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. This risk may be magnified in the case of the ongoing war between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries, as well as the cessation of all business in Russia by many global companies. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

High interest rates and elevated inflation may adversely affect our financial condition and results of operations.

Periods of elevated inflation and high interest rates, such as that experienced in recent years, can contribute to significant volatility in the equity and debt markets and economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies. High interest rates and elevated inflation could have an adverse impact on our floating rate mortgages, credit facilities and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. High interest rates and inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

We may invest from time-to-time in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply, and labor shortages, various uninsured or uninsurable risks, natural disasters, political elections and other events, government shutdowns, trade barriers, tariffs, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, geopolitical events, military conflicts, war (including ongoing conflicts in the Middle East and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. This risk may be magnified in the case of the war between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We may invest in commercial mortgage loans, which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

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

We may invest in high-yield securities, which are generally subject to more risk than higher rated securities.

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

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling securities we may acquire. We are more dependent on the Advisor’s research and analysis when investing in high-yield securities.

Some of our real estate-related debt securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that any real estate-related debt securities investments we may make will focus primarily on investments in non-distressed real estate-related securities (based on our belief that there is not a low likelihood of repayment), any such investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on any real estate-related debt securities investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

The lack of liquidity in real estate-related debt securities investments we make may adversely affect our business.

There can be no assurance that there will be a ready market for the resale of any real estate-related debt securities investments we may make because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of any such investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors.

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

We may acquire investments in RMBS that are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other Starwood Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans, which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.

The real estate loans backing any mortgage-backed securities (“MBS”) and other investments we may make may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we may invest in may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment-related debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

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

Our acquisition of investment properties has been and will be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is 50% to 65%. Our leverage ratio is measured by dividing (i) property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) our gross real estate assets (measured using the greater of fair market value or cost) plus the equity in our real estate-related debt and real estate-related equity securities portfolios. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

Drawing on our lines of credit increases our indebtedness and may cause us to exceed our target leverage ratio.

We have and may continue to use one or more lines of credit to provide liquidity, including to fund repurchases of shares of our common stock and for other business purposes. There can be no assurances that we will be able to maintain a line of credit on financially reasonable terms. Our financial leverage increases as we borrow under our lines of credit, including when we do so to fund repurchases of our common stock, and this may cause us to exceed our target leverage ratio. Our leverage may remain at higher levels until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

If we were to use repurchase agreements to finance any of our loan or securities investments, we may be exposed to risks that could result in losses.

We may use repurchase agreements as a form of leverage to finance any of our loan or securities investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

Risks Related to our Relationship with the Advisor and the Dealer Manager

The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreements governing our lines of credit.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Under our lines of credit, the termination or replacement of the Advisor would trigger repayment of outstanding amounts under the credit agreement governing our lines of credit. If a repayment event occurs with respect to any of our indebtedness, our results of operations and financial condition may be adversely affected.

The Advisor’s inability to retain the services of key real estate professionals, including Mr. Sternlicht who serves on the Advisor’s Investment Committee of the Advisor, could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, including Mr. Sternlicht who serves on the Advisor’s Investment Committee, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

We have and may continue to purchase assets from or sell assets to the Advisor and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our Sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

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

One Other Starwood Account is an opportunistic and value-add joint venture with a state pension plan. The joint venture generally targets investments that may be sourced by either party and that do not fit within an existing Starwood sponsored vehicle. Both parties must agree to such investment. The potential investment is not limited by targeted returns.

One Other Starwood Account invests primarily in stabilized, income-oriented commercial real estate in the United States and Western Europe. To the extent an investment satisfies the investment objectives of us and such Other Starwood Account on the same terms, we will have priority over such Other Starwood Account.

One Other Starwood Account, a private real estate debt fund (“US Debt Fund”) focuses primarily on U.S.-based senior secured and mezzanine floating-rate commercial real estate loans that are generally not secured by core or core-plus real estate, and real-estate related securities. We do not expect to target the same commercial real estate loans as this vehicle, but to the extent that we do during the US Debt Fund’s commitment period, US Debt Fund will have priority with respect to such investment opportunity, which will result in fewer real estate debt opportunities being made available to us.

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

Finally, one Other Starwood Account, which we refer to as the “Select Opportunistic Starwood Account,” invests in “opportunistic” real estate, real estate debt and real estate-related securities globally (which often are under-managed assets and with higher potential for equity appreciation) and has priority over us with respect to such investment opportunities. The priority granted to the Select Opportunistic Starwood Account will result in fewer investment opportunities being made available to us.

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

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Starwood Capital or certain entities in which we have an investment also provide goods or services to or have business, personal, financial or other relationships with Starwood Capital and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Advisor, sources of investment opportunities or co-investors or commercial counterparties or entities in which Starwood Capital or Other Starwood Accounts have an investment, and payments by us may indirectly benefit Starwood Capital or such Other Starwood Accounts. Additionally, certain employees of the Advisor may have family members or relatives employed by such advisors and service providers. These relationships may influence us, Starwood Capital and the Advisor in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

In addition, certain Starwood Capital affiliates also provide other services in respect of our investments from time to time, including, but not limited to, property management services, leasing services oversight and administrative corporate services. Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such Starwood Capital-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the management fee we pay to the Advisor. While Starwood Capital believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Starwood Capital to engage its affiliated service provider over a third party.

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

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Such investments may be substantial and may take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our TRSs, our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests that apply to REITs. In certain cases, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F income inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

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

We may conduct certain activities or invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and health care properties, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic TRS is subject to U.S. federal income tax as a regular C corporation.

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

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our Operating Partnership, but excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (i) conducting activities that may otherwise be considered prohibited transactions through a TRS, (ii) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (iii) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

Our public offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. Our common stock is not currently traded on any exchange, and no established market exists for our common stock. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 15, 2025, we had 1,191 holders of Class T, 31,591 holders of Class S, 1,508 holders of Class D and 17,082 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for our public offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares. For the year ended December 31, 2024, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 0.7%.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2024:

	Common Stock Class S	Common Stock Class T	Common Stock Class D	Common Stock Class I
January 31, 2024	$23.14	$23.15	$22.71	$22.96
February 29, 2024	$23.27	$23.29	$22.84	$23.09
March 31, 2024	$23.21	$23.22	$22.77	$23.03
April 30, 2024	$23.06	$23.07	$22.62	$22.87
May 31, 2024	$22.94	$22.95	$22.50	$22.75
June 30, 2024	$22.67	$22.69	$22.24	$22.49
July 31, 2024	$22.58	$22.59	$22.15	$22.40
August 31, 2024	$22.36	$22.38	$21.93	$22.18
September 30, 2024	$22.09	$22.11	$21.67	$21.92
October 31, 2024	$21.98	$22.00	$21.56	$21.80
November 30, 2024	$21.84	$21.86	$21.42	$21.66
December 31, 2024	$21.89	$21.91	$21.47	$21.71

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
•
Liabilities. Liabilities include the fees payable to the Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities are valued using widely accepted methodologies specific to each type of liability. Liabilities related to stockholder servicing fees are allocable to a specific class of shares and are only included in the NAV calculation for that class. Our debt is typically valued at fair value in accordance with GAAP. For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through December 21, 2019, nor (2) operating expenses paid by the Advisor, incurred by us during the period July 13, 2017 (date of initial capitalization) through December 31, 2018, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. These amounts were fully reimbursed as of December 31, 2024. The Advisor’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure is not reviewed or appraised by the independent valuation advisor.
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

In connection with our initial public offering, the Advisor advanced $7.3 million of our organization and offering expenses from our inception through December 21, 2019. The Advisor advanced all of our operating expenses incurred from July 13, 2017 (date of initial capitalization) through December 31, 2018. We reimbursed the Advisor for such advanced expenses ratably over the 60 month period that began on January 1, 2020. For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through December 21, 2019 nor (2) operating expenses paid by the Advisor, incurred by us during the period July 13, 2017 (date of initial capitalization) through December 31, 2018, is recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. These amounts were fully reimbursed as of December 31, 2024.

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

The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares/units in thousands):

Components of NAV	December 31, 2024
Investments in real estate	$22,048,494
Investments in real estate debt	852,213
Cash and cash equivalents	276,846
Restricted cash	241,422
Other assets	468,731
Debt obligations	(12,391,309)
Secured financings on investments in real estate debt	(468,760)
Subscriptions received in advance	(1,113)
Other liabilities	(1,732,212)
Performance participation accrual	—
Management fee payable	(7,701)
Accrued stockholder servicing fees(1)	(3,049)
Non-controlling interests in consolidated joint ventures	(97,384)
Net asset value	$9,186,178
Number of outstanding shares/units	421,800

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2024, we have accrued under GAAP $262.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,971,310	$110,768	$556,569	$4,112,653	$434,878	$9,186,178
Number of outstanding shares/units	181,391	5,056	25,928	189,398	20,027	421,800
NAV Per Share/Unit as of December 31, 2024	$21.89	$21.91	$21.47	$21.71	$21.71

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2024 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.9%	5.5%
Industrial	7.4%	5.8%
Office	8.0%	6.9%
Other	8.1%	6.8%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+2.0%	+1.8%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.9%	+2.3%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.1)%	(2.1)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2024
Total stockholders’ equity under GAAP	$5,194,006
Redeemable non-controlling interests	434,878
Total partners’ capital of Operating Partnership	5,628,884
Adjustments:
Accrued stockholder servicing fee	259,215
Advanced organization and offering costs and Advanced operating expenses(1)	—
Unrealized net real estate and real estate debt appreciation	249,577
Accumulated depreciation and amortization	3,048,502
NAV	$9,186,178

(1)
As of December 31, 2024, we have fully reimbursed the Advisor $7.3 million for advanced organization and offering costs.

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

•
The Advisor advanced organization and offering costs for our initial public offering (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through December 21, 2019. Such costs were reimbursed to the Advisor pro rata over 60 months following December 21, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months. These amounts were fully reimbursed as of December 31, 2024.

•
Our investments in real estate are presented under historical cost in our consolidated financial statements. Additionally, our mortgage notes, credit facilities, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $1.2420 per share for the year ended December 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2024:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2024	$0.0869	$0.0869	$0.0987	$0.1035
February 29, 2024	0.0880	0.0879	0.0990	0.1035
March 31, 2024	0.0868	0.0867	0.0987	0.1035
April 30, 2024	0.0874	0.0873	0.0988	0.1035
May 31, 2024	0.0869	0.0869	0.0987	0.1035
June 30, 2024	0.0876	0.0875	0.0989	0.1035
July 31, 2024	0.0872	0.0872	0.0988	0.1035
August 31, 2024	0.0873	0.0872	0.0988	0.1035
September 30, 2024	0.0880	0.0879	0.0990	0.1035
October 31, 2024	0.0876	0.0876	0.0989	0.1035
November 30, 2024	0.0882	0.0882	0.0991	0.1035
December 31, 2024	0.0878	0.0878	0.0990	0.1035
Total	$1.0497	$1.0491	$1.1864	$1.2420

The following table summarizes our distributions declared during the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Amount	%	Amount	%	Amount	%
Distributions
Payable in cash	$339,007	69%	$367,954	66%	$343,184	62%
Reinvested in shares	155,250	31%	189,498	34%	206,308	38%
Total distributions	$494,257	100%	$557,452	100%	$549,492	100%

Sources of Distributions
Cash flows from operating activities(1)	$494,257	100%	$557,452	100%	$549,492	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$494,257	100%	$557,452	100%	$549,492	100%

Cash flows from operating activities	$429,191		$556,567		$594,911
Funds from operations	$171,897		$111,043		$795,926

(1)
As of December 31, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

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

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net loss attributable to stockholders	$(684,883)	$(649,703)	$(65,708)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	742,220	811,788	848,943
Impairment of investments in real estate	150,392	188,804	—
Investment in unconsolidated real estate ventures – depreciation, amortization, and impairment	55,496	54,542	17,920
Net gain on dispositions of real estate	(87,108)	(289,818)	—
Amount attributable to non-controlling interests for above adjustments	(4,220)	(4,570)	(5,229)
FFO attributable to stockholders	171,897	111,043	795,926
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(10,213)	(13,181)	(12,098)
Deferred income amortization	(20,108)	(15,957)	(9,720)
Amortization of above- and below-market lease intangibles, net	(2,464)	(3,839)	(3,575)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	153,827	349,941	(505,658)
Foreign currency loss (gain)	41,062	(14,786)	49,536
Amortization of restricted stock awards	840	840	894
Non-cash performance participation allocation	—	—	102,348
Amortization of deferred financing costs (1)	22,252	35,111	37,573
Loss on extinguishment of debt	—	93	313
Amount attributable to non-controlling interests for above adjustments	(1,166)	(2,268)	3,607
AFFO attributable to stockholders	$355,927	$446,997	$459,146

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

Unregistered Sales of Equity Securities

As described in Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Advisor is entitled to an annual management fee equal to (i) 1.25% of our NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the FMV Option held by the Operating Partnership as compensation for the services it provides to us. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. In addition, the Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to Operating Partnership units held by unitholders other than us. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units. The Advisor waived its management fee through March 31, 2019. In connection with the share repurchase plan amendment, the Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

During the years ended December 31, 2024, 2023 and 2022, we incurred management fees of $105.4 million, $153.4 million and $167.1 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Advisor elected to receive the management fee in shares of our common stock. We issued 4,336,544, 5,673,483 and 5,598,108 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $7.7 million, $10.9 million and $14.5 million related to the management fee as of December 31, 2024, 2023 and 2022, respectively, which is included in Due to affiliates on our consolidated financial statements. During January 2025, the Advisor was issued 354,652 unregistered Class I shares as payment for the $7.7 million management fee accrued as of December 31, 2024. During January 2024, the Advisor was issued 473,622 unregistered Class I shares as payment for the $10.9 million management fee accrued as of December 31, 2023. During January 2023, the Advisor was issued 551,733 unregistered Class I shares as payment for the $14.5 million management fee accrued as of December 31, 2022. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2024 and 2023, we did not recognize a performance participation allocation as the return hurdle was not achieved. During the year ended December 31, 2022, we recognized $102.3 million of performance participation interest in the Company’s consolidated financial statements as the performance hurdle was achieved as of December 31, 2022. The performance participation interest for 2022 became payable on December 31, 2022 and in January 2023, we issued approximately 3.9 million Class I units of the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2022. Each Class I unit is exchangeable into one Class I common share. Each issuance to the Advisor and the Special Limited Partner was made pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited. From our inception until we amended our share repurchase plan as described below, the total amount of shares that we could repurchase was limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On May 23, 2024, we amended our share repurchase plan such that, beginning with repurchases during the month of May 2024, we limit share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, we limit share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

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

During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1)(2)		per Share	or Programs	Plans or Programs (2)
October 2024(3)	1,370,953		$22.23	1,370,953	—
November 2024(3)	1,345,180		21.97	1,345,180	—
December 2024(3)	1,879,192	(4)	21.85	1,879,192	—
Total	4,595,325		$22.00	4,595,325	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $88.6 million of Class T, Class S, Class D and Class I shares based on our September 30, 2024 NAV in the fourth quarter of 2024. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In October 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for October 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s October repurchase request was satisfied. In accordance with our repurchase plan, on October 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $16,606, as authorized by our board of directors. In November 2024, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for November 2024 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s November repurchase request was satisfied. In accordance with our repurchase plan, on November 30, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 0.33% monthly limitation by $10,195, as authorized by our board of directors. In December 2024, we received repurchase requests in excess of the 1.0% quarterly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for December 2024 on a pro rata basis up to the 1.0% quarterly limitation. As such, approximately 4% of each stockholder’s December repurchase request was satisfied. In accordance with our repurchase plan, on December 31, 2024, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the 1.0% quarterly limitation by $10,009, as authorized by our board of directors.
(4)
Includes 534,420 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

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

As of March 21, 2025, we had received net proceeds of $14.1 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

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

As of December 31, 2024, we have raised approximately $25.8 million in gross offering proceeds through the DST Program.

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

Recent Developments

2024 Performance

Through year-end 2024, our Class I shares delivered an inception-to-date annualized return of +6.8%. For the year ended December 31, 2024, performance for the Class I shares was +0.2%. For the fifth consecutive year, 100% of our distributions during the year ended December 31, 2024 were characterized as a Return of Capital (“ROC”) for federal income tax purposes. Our annualized distribution rate is 5.7% and equates to approximately 9.7% on a tax-equivalent basis for investors in the highest income tax bracket.

Performance for the year was impacted by interest rates, both positively and negatively. Short-term interest rates declined with the Federal Reserve’s three rate cuts beginning in September 2024. Lower rates, combined with a sense that the worst is behind us, led to lower credit spreads and overall borrowing costs. This helped to stabilize asset values. The offset to lower short-term rates was a negative impact to the mark-to-market value of our interest rate hedges, which are in-place to protect distributable cash flow. Excluding these hedges, our total net return for the year ended December 31, 2024, would have been +2.4%, underscoring the positive direction of real estate values.

Portfolio Update

While rent growth slowed throughout the year due to elevated supply deliveries, fundamentals in our portfolio remained solid. Revenue growth in our two largest reporting segments (rental housing and industrial) outperformed the top 50 markets average by nearly 3% on a combined basis. This outperformance was primarily driven by our unique affordable housing portfolio within rental residential (which benefits from inflation and wage indexed rents) and allocation to in-fill, last mile and infrastructure centric industrial investments (which experienced lower levels of new supply growth). Bigger picture, supply and demand fundamentals for rental housing continue to benefit from an estimated four to five million unit shortfall and industrial continues to benefit from the growth in e-commerce and the need to deliver products to consumers faster.

We believe our portfolio is strategically positioned, with 92% allocated to asset classes with strong long-term fundamentals, including rental housing, industrial, and a floating-rate real estate term loan. In addition, our assets are approximately 80% located in the sunbelt markets, which benefit from outsized long-term demand drivers including population growth, job growth, and superior affordability. Another 8% is invested internationally for diversification and high barriers to new supply.

Across our Consolidated Balance Sheet, we have emphasized downside protection with approximately 88% of our secured property debt currently being fixed-rate or hedged, and having three-and-a-half years of duration remaining. Due to an improving capital markets environment, we are looking to be opportunistic in extending loan maturities and, in several cases, reducing credit spreads. For example, we recently successfully refinanced the $1.2 billion loan on our Extended Stay portfolio with a spread that is 110 bps inside previous levels, generating meaningful interest savings and increasing cash-on-cash yields. At present, our portfolio has an average cost of debt of approximately 3.8% with limited near-term loan maturities. The major challenge for most investors in this environment has maturing debt or unhedged interest rates, and we are well positioned from this perspective.

Outlook

As we look to 2025 and beyond, we expect to see continued cash flow growth due to several factors. Supply and demand fundamentals should continue to improve as new supply starts have declined 60-70% in multifamily and industrial. The realization of lower deliveries should begin to take hold in late 2025 and into early 2026. In the meantime, demand for multifamily apartments remains robust with national absorption levels near 20-year highs. Affordability continues to play a key factor in driving demand. Our average multifamily rent is nearly half that of the median U.S. mortgage payment. Wage growth has also outpaced rent growth, which has improved the rent-to-income of our portfolio and now stands at a very healthy 21%, providing room for future rent increases. Since affordable housing rents are formulaic (tied to inflation and wage growth) and a portion of our historical allowable rent increases have been deferred into the future, we have good visibility into continued mid-single-digit rent growth in 2025. Similarly, within our industrial portfolio, our releasing spreads were a positive 50% throughout 2024 and rents remain approximately 20% below market, which should also allow for continued cash flow growth as leases roll over the next several years.

Liquidity

We continue to prioritize generating liquidity for stockholders submitting share repurchase requests, while also staying focused on protecting and maximizing value for our stockholders who remain fully invested. This requires picking the right spots to generate liquidity as the markets continue to improve.

Our current liquidity stands at approximately $0.6 billion, representing approximately 6.8% of NAV. Through the end of February 2025, we have successfully executed select asset sales totaling approximately $0.8 billion on a gross basis. From a timing standpoint, our decision to wait for the first Fed rate cuts proved to be the right one. The capital markets between September 2024 and November 2024 provided an optimal three-month window for asset sales, as short-term rates declined and investor demand was strong. Fortunately, nearly all of our asset sales were either closed or were under contract before interest rate volatility and before the uncertainty of the new administration’s fiscal and trade policy took shape. Once these asset sales are finalized, we expect total liquidity to increase to approximately $0.9 billion, or approximately 10% of our NAV. We will continue to evaluate additional select asset sales and other strategic initiatives to strengthen liquidity throughout the year.

Please refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for additional disclosure relating to material trends or uncertainties that may impact our business.

2024 Highlights

Operating Results:

•
Declared monthly net distributions totaling $494.3 million for the year ended December 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.8%	4.8%	5.6%	5.7%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(0.6%)	(0.7%)	(0.1%)	0.2%
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	6.1%	6.0%	6.4%	6.8%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	5.5%	5.4%	6.1%	N/A

Disposition Activity:

•
Sold seven industrial properties, two hotel properties, one net-lease property, and 83 single-family rental units for total net proceeds of $204.9 million during the year ended December 31, 2024.

Financing Activity:

•
Received net borrowings of $454.5 million from our unsecured line of credit during the year ended December 31, 2024.
•
Entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million during the year ended December 31, 2024. The senior secured revolving credit facility agreement matures in January 2026, at which time we may request an additional one-year extension thereafter. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated Secured Overnight Financing Rate (“SOFR”) plus 2.5%. During the year ended December 31, 2024, no amounts were borrowed under this senior secured revolving credit facility.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of December 31, 2024:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of December 31, 2024:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of December 31, 2024 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the year ended December 31, 2024	Percentage of Segment Revenue
Multifamily	284	66,919 units	95%	$16,065,200	$1,233,802	73%
Single-family rental	N/A (3)	933 units	88%	331,017	21,346	1%
Industrial	124	17.18 sq. ft.	96%	2,833,370	183,907	11%
Office	20	3.90 sq. ft.	90%	1,530,364	166,798	10%
Self-storage	26	1.90 sq. ft.	84%	389,600	27,702	2%
Other Properties(4)	7	N/A (5)	N/A	401,250	54,230	3%
Total	461			$21,550,801	$1,687,785	100%

(1)
The occupancy rate for our industrial, office, and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2024.
(2)
Based on fair value as of December 31, 2024.
(3)
Includes a 100% interest in a subsidiary with 24 single-family rental units and a 95% interest in a consolidated joint venture with 909 single-family rental units.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes 0.7 million sq. ft. across our medical office and retail properties and 431 keys at our consolidated hospitality properties.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of December 31, 2024:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,082
Single-family rental(1)	$25,109
Industrial(2)	$7.42
Office(2)	$34.20
Self-storage(1)	$16.57

(1)
For multifamily, single-family rental, and self-storage properties, average effective annual base rent per leased unit represents the annualized base rent for the year ended December 31, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the year ended December 31, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	100%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	96%
Columbus Multifamily	3	Columbus, OH	September/October 2019	96%	690	96%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	79%	570	87%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	87%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	95%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	93%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	79%	264	98%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	98%
Azalea Multifamily Portfolio	17	TX, FL, NC, MD, TN, GA	June/July 2021	100%	5,620	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	96%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	96%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	95%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	95%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	95%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	93%
SEG Multifamily Portfolio	62	Various	November 2021	100%	15,461	93%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	96%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	93%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	95%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	96%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	34	Various	May/June 2022	100%	8,812	94%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	98%
Blue Multifamily Portfolio	4	Various	August 2022	100%	1,164	95%
Total Multifamily	284				66,919
Single-Family Rental:
Single-Family Rental Joint Venture	N/A	Various	Various	95%	909	88%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	24	58%
Total Single-Family Rental	N/A				933
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	92%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	96%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	93%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
American Industrial Center	25	Orlando, FL	April 2022	100%	0.82	94%
Middlebrook Crossroads	18	Bridgewater, NJ	May 2022	95%	0.58	93%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	124				17.18
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	76%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	100%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90
Self-storage:
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	84%
Total Self-storage	26				1.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	3	CO, OH, AR	January 2019	100%	431	74%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	64%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	93%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	80%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Extended Stay Portfolio (5)	196	Various	July 2022	45%	24,935	78%
Total Other Properties	204				N/A (4)

Total Investment Properties	658

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
(2)
The occupancy rate for our industrial, office and self-storage investments is defined as all leased square footage divided by the total available square footage as of December 31, 2024. The occupancy rate for our multifamily and single-family rental investments is defined as the number of leased units divided by the total unit count as of December 31, 2024. The occupancy rate for our other investments is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended December 31, 2024.
(3)
Held through our DST Program as of December 31, 2024. These properties have been consolidated on our Consolidated Balance Sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.
(4)
Includes 0.7 million sq. ft. across our medical office and retail properties and 25,602 keys at our hospitality and extended stay properties.
(5)
Investment in unconsolidated real estate ventures.

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

During the year ended December 31, 2024, we recognized an aggregate $150.4 million of impairment charges related predominantly to multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, we recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2022, we did not recognize any impairment charges on investments in real estate. The estimated fair values of the impaired properties held as of December 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Impairment of Investments in Unconsolidated Real Estate Ventures

Management reviews our investments in unconsolidated joint ventures for impairment each quarter and will record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

During the years ended December 31, 2024, 2023, and 2022, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investments in Real Estate Debt

The following table details our investment in real estate debt as of December 31, 2024 ($ in thousands):

		December 31, 2024
Type of Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$852,461

(1)
The symbol “B” refers to the relevant benchmark rate, which is the three-month Bank Bill Swap Bid Rate (“BBSY”).

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time.

Lease Expirations

The following table details the expiring leases at our industrial, office, and other properties by annualized base rent as of December 31, 2024 ($ in thousands). The table below excludes our multifamily, single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months:

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2025	$19,706	7%	$6,839	2%	$1,636	1%	$28,181	10%
2026	22,884	8%	13,125	4%	2,978	1%	38,987	13%
2027	27,197	9%	13,264	4%	1,841	1%	42,302	14%
2028	14,982	5%	11,619	4%	4,757	1%	31,358	10%
2029	14,452	5%	7,860	3%	3,143	1%	25,455	9%
2030	12,690	4%	18,129	6%	2,159	1%	32,978	11%
2031	5,562	2%	24,888	8%	1,957	1%	32,407	11%
2032	2,924	1%	9,115	3%	1,234	0%	13,273	4%
2033	6,819	2%	29,234	10%	2,104	1%	38,157	13%
2034	1,305	0%	6,017	2%	1,259	0%	8,581	2%
Thereafter	2,278	1%	3,062	1%	4,166	1%	9,506	3%
Total	$130,799	44%	$143,152	47%	$27,234	9%	$301,185	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of December 31, 2024, approximately 1% of our industrial portfolio square footage and approximately 21% of our office portfolio square footage is subject to early termination provisions. Approximately 4% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2028.

During the year ended December 31, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2023, two tenants exercised early lease termination provisions, impacting 64,122 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2024 vs. 2023
	2024	2023	$
Revenues
Rental revenue	$1,649,291	$1,695,917	$(46,626)
Other revenue	38,494	58,401	(19,907)
Total revenues	1,687,785	1,754,318	(66,533)
Expenses
Property operating	714,991	748,522	(33,531)
General and administrative	47,048	45,144	1,904
Management fees	105,356	153,411	(48,055)
Performance participation allocation	—	—	—
Impairment of investments in real estate	150,392	188,804	(38,412)
Depreciation and amortization	742,220	811,788	(69,568)
Total expenses	1,760,007	1,947,669	(187,662)
Other (expense) income
Loss from unconsolidated real estate ventures	(13,435)	(11,624)	(1,811)
Income from investments in real estate debt, net	95,755	123,138	(27,383)
Net gain on dispositions of real estate	87,108	289,818	(202,710)
Interest expense	(641,420)	(583,476)	(57,944)
Loss on extinguishment of debt	—	(93)	93
Other expense, net	(179,994)	(299,930)	119,936
Total other expense	(651,986)	(482,167)	(169,819)
Net loss	(724,208)	(675,518)	(48,690)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	3,228	(3,350)	6,578
Net loss attributable to non-controlling interests in Operating Partnership	36,097	29,165	6,932
Net loss attributable to stockholders	$(684,883)	$(649,703)	$(35,180)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage, and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the years ended December 31, 2024 and 2023, rental revenue was $1.6 billion and $1.7 billion, respectively. The decrease in rental revenue was driven by a lower average investment in real estate balance as a result of asset dispositions, slightly offset by an increase in average rental rates for multifamily and industrial assets for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the years ended December 31, 2024 and 2023, other revenue was $38.5 million and $58.4 million, respectively, resulting in a year over year decrease of $19.9 million as a result of dispositions of hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the years ended December 31, 2024 and 2023, property operating expenses were $715.0 million and $748.5 million, respectively. The decrease was driven primarily by a lower average investment in real estate balance as a result of asset dispositions, offset by an increase in insurance and real estate tax expenses.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2024, general and administrative expenses increased approximately $1.9 million compared to the year ended December 31, 2023 and was primarily driven by an increase in professional fees.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the years ended December 31, 2024 and 2023, management fees were $105.4 million and $153.4 million, respectively. The decrease was primarily due to the reduction in our average NAV from December 31, 2023 to December 31, 2024. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the years ended December 31, 2024 and 2023, there was no performance participation allocation as the return hurdle was not achieved.

During the year ended December 31, 2024, the Company recognized an aggregate of $150.4 million of impairment charges related predominantly to multifamily properties and, to a lesser extent, one hospitality and one industrial property. During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related primarily to single-family rental properties.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the years ended December 31, 2024 and 2023, depreciation and amortization expenses were $742.2 million and $811.8 million, respectively. The decrease was driven by a lower average investment in real estate balance as a result of asset dispositions during the year ended December 31, 2024 and throughout the year ended December 31, 2023.

Other Expense

During the years ended December 31, 2024 and 2023, income from investments in real estate debt was $95.8 million and $123.1 million, respectively, which consisted of interest income, unrealized gains/(losses) and realized gains/(losses) resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the year ended December 31, 2024, we recorded $87.1 million of net gains from the disposition of seven industrial properties, two hotel properties, one net lease property, and 83 single-family rental units. During the year ended December 31, 2023, we recorded $289.8 million of net gains from the disposition of 10 multifamily properties, 33 industrial properties, three hotel properties, 2,199 single-family rental units, and one net-lease property.

During the years ended December 31, 2024 and 2023, interest expense was $641.4 million and $583.5 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, credit facilities, unsecured revolving credit facility and borrowings under our secured financings on investments in real estate debt. The increase was primarily driven by an increase in borrowings on our unsecured line of credit.

During the years ended December 31, 2024 and 2023, other expense was ($180.0) million and ($299.9) million, respectively. These results were primarily driven by unrealized losses of ($221.7) million during the year ended December 31, 2024, compared to unrealized losses of ($332.2) million during the year ended December 31, 2023, relating to the change in the fair value of our interest rate caps and interest rate swaps. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of December 31, 2024 ($ in thousands):

December 31, 2024
Cash and cash equivalents	$281,512
Available borrowings on undrawn unsecured line of credit	188,000
Available borrowings on undrawn senior secured revolving credit facility	150,000
Total available liquidity and capital resources	$619,512

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the year ended December 31, 2024, we raised $0.2 billion of gross proceeds in our public offering. In addition, for the year ended December 31, 2024, we have repurchased $1.1 billion in shares of our common stock under our share repurchase plan.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt securities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2024, our distributions have been entirely funded from cash flow from operating activities.

The following table is a summary of our indebtedness as of December 31, 2024 and 2023 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	April 2031	N/A	$2,978,914	$3,049,322
Total fixed rate loans				2,978,914	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.83%	September 2027	N/A	9,658,934	9,893,894
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$164,152	164,152	165,000
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,823,086	10,058,894
Total loans secured by the Company’s properties				12,802,000	13,108,216

Secured financings on investments in real estate debt	B + 2.82%	June 2027	$468,082	468,082	763,579
Unsecured line of credit(7)	B + 2.50%	May 2027	$1,550,000	1,362,000	907,500
Total Indebtedness				$14,632,082	$14,779,295

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
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of December 31, 2023, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
(5)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.
(7)
The repayment of the line of credit facility is guaranteed by us.

During the period from January 1, 2025 through March 21, 2025, we repurchased $0.1 billion of common stock under our share repurchase plan.

In January 2025, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for January 2025 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s January repurchase request was satisfied.

In February 2025, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for February 2025 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s February repurchase request was satisfied.

During the period from January 1, 2025 through March 21, 2025, we repaid $0.3 billion of net borrowings on our unsecured line of credit.

Asset Dispositions

During the period from January 1, 2025 through March 21, 2025, we received $0.2 billion of net proceeds from sales of investments in real estate.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows provided by operating activities	$429,191	$556,567	$594,911
Cash flows provided by (used in) investing activities	914,537	2,231,720	(6,486,694)
Cash flows (used in) provided by financing activities	(1,365,034)	(3,193,911)	5,911,019
Effect of exchange rate changes	3,605	(10,350)	(3,182)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(17,701)	$(415,974)	$16,054

Cash flows provided by operating activities decreased $127.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the year ended December 31, 2023. Cash flows provided by operating activities decreased $38.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in interest expense on our borrowings, offset by an increase in net operating income (defined as rental revenue less property operating expenses) on our investments in real estate.

Cash flows provided by investing activities decreased by approximately $1.3 billion during the year December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a reduction of approximately $1.7 billion in proceeds from dispositions of real estate, offset by an increase of approximately $0.5 billion in proceeds from the dispositions of real estate debt investments and real estate debt securities. Cash flows provided by investing activities increased $8.7 billion during the year ended December 31, 2023 primarily due to a $5.1 billion decrease in real estate acquisitions, $2.2 billion in dispositions of real estate investments, a decrease in term loan originations of $1.1 billion, a $0.5 billion decrease in investment in unconsolidated real estate ventures compared to the year ended December 31, 2022.

Cash flows used in financing activities decreased by approximately $1.8 billion during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by an approximate $1.5 billion decrease in repurchases of our common stock, an approximate $0.7 billion decrease in net borrowings on our mortgage notes, credit facilities and unsecured line of credit, and was offset by approximately $0.2 billion in repayments under secured financings on investments in real estate debt and an approximate $0.2 billion decrease in net proceeds from the issuance of our common stock. Cash flows from financing activities decreased by approximately $9.1 billion during the year ended December 31, 2023. The decrease was primarily due to a $4.5 billion decrease in net proceeds from the issuance of our common stock, a $1.3 billion increase in repurchases of common stock, and a decrease of $2.8 billion of net debt borrowings.

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

The combination of supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, rising oil prices and other geopolitical risks arising from military conflicts, have resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $11.7 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $9.9 billion as of December 31, 2024 to hedge the risk of increasing interest rates. For the year ended December 31, 2024, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $1.5 million, net of the impact of our interest rate caps and swaps.

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

Investment in Real Estate Debt

As of December 31, 2024, we held $0.9 billion of investments in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2024, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.9 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2024, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $85.2 million.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.

ITEM 9B. OTHER INFORMATION

Resignation and Appointment of Directors and Officers

On March 20, 2025, our board of directors appointed Andres Panza to serve as a member of our board of directors and as Head of Asset & Portfolio Management, effective April 1, 2025. Mr. Panza’s appointment coincides with the notices of resignation delivered to our board of directors on March 20, 2025 from John P. McCarthy, Jr. and Mark Deason, who are resigning from their respective positions as member of our board of directors, Vice Chairman of the Board and Head of Asset & Portfolio Management, each effective April 1, 2025. Neither Mr. McCarthy’s nor Mr. Deason’s resignation was due to any disagreement with us, the Advisor or any of our affiliates.

Biographical information with respect to Mr. Panza is set forth below. The appointment of Mr. Panza was not made pursuant to any arrangement or understanding between him and any other person.

Andres Panza, 38, will serve as a member of our board of directors, as Head of Asset & Portfolio Management, and on the Advisor’s Investment Committee, effective April 1, 2025. Mr. Panza has served as Managing Director and Head of U.S. Asset Management at Starwood Capital Group since July 2024, where he is responsible for overseeing the asset management of all U.S. non-hotel assets, as well as Starwood Capital’s design and construction function. From November 2016 to July 2024, Mr. Panza previously served in various roles, including as Managing Director, where he provided oversight for the firm’s U.S. equity investments in multi-family, single family residential, affordable housing, data centers, east coast office, industrial, life science, medical office buildings, net lease, and student housing sectors across Starwood’s Opportunity Funds, Starwood Property Trust, and Starwood Real Estate Income Trust, Inc. Prior to joining Starwood Capital Group in 2016, Mr. Panza was an Associate in The Carlyle Group’s U.S. real estate fund from 2011 to 2014. Before that, Mr. Panza worked as an Analyst at Strategic Investment Group from 2008 to 2011. Mr. Panza received a B.A. in Philosophy, Politics, and Economics from the University of Pennsylvania, an M.B.A. from The Wharton School of the University of Pennsylvania, and an M.A. in International Studies from The Lauder Institute of the University of Pennsylvania. Mr. Panza has held the Chartered Financial Analyst designation since 2011.

Mr. Panza provides our board of directors with extensive asset management experience across a range of sectors.

Indemnification Agreement

In connection with Mr. Panza’s appointment as a member of our board of directors and Head of Asset & Portfolio Management, we entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Panza (the “Indemnitee”). We previously entered into substantially identical indemnification agreements with our other directors and officers. The Indemnification Agreement provides that, subject to certain limitations set forth therein, we will indemnify the Indemnitee to the fullest extent permitted by Maryland law and our charter, for amounts incurred as a result of the Indemnitee’s service in his role as an officer of our company or in other roles as we may require from time to time. The Indemnification Agreement further provides that, subject to the limitations set forth therein, we will advance all reasonable expenses to the Indemnitee in connection with proceedings covered by the Indemnification Agreement.

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

The description of the Indemnification Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the full terms of the Form of Director and Officer Indemnification Agreement, which is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Barry S. Sternlicht	64	Chairman of the Board
Sean Harris	40	Chief Executive Officer, President and Director
Joseph Nieto	55	Chief Financial Officer and Treasurer
Matthew S. Guttin	46	Chief Compliance Officer and Secretary
Mark Deason	47	Head of Asset & Portfolio Management and Director
John P. McCarthy, Jr.	63	Vice Chairman of the Board
Austin Nowlin	44	Director
Richard D. Bronson	80	Independent Director
David B. Henry	76	Independent Director
Robin Josephs	65	Independent Director
Peggy Lamb	60	Independent Director
Dale Anne Reiss	77	Independent Director
James E. Walker	62	Lead Independent Director

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $115 billion in assets under management as of December 31, 2024, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”), the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor, and the Executive Chairperson of Starwood Credit Real Estate Income Trust. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020 and to Cano Health Inc. (NYSE: CANO) from 2021 to 2023. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange (the “NYSE”) or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar Inc. (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

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

Joseph Nieto has served as our Chief Financial Officer and Treasurer, on the Advisor’s Investment Committee and as a Managing Director for Starwood Capital since January 1, 2025. He has also served as Chief Financial Officer and Treasurer of Starwood Credit Real Estate Income Trust since November 2024. Mr. Nieto has also served as our Global Business Controller since January 2020 and has led our accounting and reporting functions since 2017. Mr. Nieto previously served as our Operational Controller from November 2017 to January 2020. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A. in financial management from Pace University. He is also a certified public accountant (inactive).

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

Mark Deason has served as our Head of Asset & Portfolio Management since April 2019 and as a member of our board of directors and the Advisor’s Investment Committee since November 2017. Mr. Deason serves as the head of Business Development and Strategy for Starwood Capital. From September 2016 to September 2024, Mr. Deason served as Head of U.S. Asset Management at Starwood Capital. In this role, Mr. Deason was responsible for overseeing the asset management of all non-hotel assets, including multifamily, office, industrial, retail and other asset classes, as well as Starwood Capital’s development function in the United States. While at Starwood Capital, Mr. Deason has participated in investments throughout the capital structure, including commercial, hospitality and residential acquisitions and developments. Prior to becoming a Managing Director, Mr. Deason served as a Senior Vice President at Starwood Capital since January 2011. Prior to joining Starwood Capital in 2003, Mr. Deason worked for Merrill Lynch & Co., Inc. in the firm’s real estate investment banking group, assisting west coast real estate, hospitality and gaming companies with a range of capital origination and mergers and acquisitions activities. He is a policy board member at the Fisher Center for Real Estate. Mr. Deason received a B.A. degree in business economics with a minor in accounting from the University of California, Los Angeles.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001. During his tenure at GE Capital, Mr. Henry was responsible for pension advisory activities and investment policies and strategies in the United States and international markets. Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, since January 2016; and Healthcare Realty (NYSE: HR). Mr. Henry previously served on the boards of Healthpeak Properties, Inc. (NYSE: PEAK) from January 2004 until retirement in April 2024; Fairfield County Bank, a private Connecticut mutual savings bank, from July 2010 until retirement in December 2024; VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT from September 2015 until its acquisition by Realty Income Corporation (NYSE: O) in November 2021, and Columbia Property Trust (NYSE: CXP), a REIT, from January 2016 until its acquisition by affiliates of PIMCO in December 2021. Mr. Henry is a past trustee and served as 2011-2012 Chairman of the International Council of Shopping Centers, and was a former Vice Chairman of the Board of Governors of NAREIT. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds, DLA, LLC, Orangewood Partners and Pine Tree LLC, SERVEPRO Global DRT, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

Mr. Henry’s extensive involvement with REITs which target a broad spectrum of assets helps provide our board of directors with an understanding of the market in which it competes for capital and investments. Mr. Henry is a financial expert.

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

James E. Walker has served as a member of our board of directors since November 2017 and serves as our lead independent director. Mr. Walker is a 30 year veteran in asset management and has held several leadership positions throughout his career. Since September 2023, Mr. Walker has served as President and Senior Managing Director of Black Diamond Capital Management (“Black Diamond”), a privately held investment management firm specializing in both performing and non-performing debt that he co-founded in 1996. Since 2018, Mr. Walker also has served as a Strategic Partner of Jadian Capital, a real estate private equity investment firm. From 2020 to 2021, Mr. Walker served as Chief Executive Officer and Partner at Palm Ventures, LLC (“Palm”), a private investment firm in Greenwich, Connecticut. At Palm, Mr. Walker led an investment in the health and wellness industry. From April 2008 until December 2016, Mr. Walker served as a Managing Partner of Fir Tree Partners (“Fir Tree”), a top 50 global alternative asset investment firm. Mr. Walker co-founded Fir Tree’s real estate opportunity funds and co-led the development of Fir Tree’s real estate effort. At Fir Tree, Mr. Walker was jointly responsible for overall firm management, identified new areas of investment opportunity and led numerous activist opportunities. He was also a member of Fir Tree’s real estate investment committee and Chairman of its risk committee. Prior to joining Fir Tree in 2008, Mr. Walker was a co-founder and Managing Partner of Black Diamond. Prior to joining Black Diamond, he was a senior member of Kidder, Peabody & Co.’s structured finance group where he managed a proprietary investment vehicle. Mr. Walker began his career in structured finance at Bear Stearns & Co. in the asset-backed securities group. Mr. Walker also serves as a board member for Emeco, an Australian mining equipment rental company. Mr. Walker is a former board member of Clarus Corporation (NASDAQ: CLAR), a global company focused on the outdoor and consumer enthusiast markets. He holds a B.S. in economics from Boston College’s Carroll School of Management.

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

Insider Trading Policies

We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees, if any. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Audit Committee Financial Expert

Our audit committee is currently comprised of Dale Anne Reiss, David B. Henry, James E. Walker, and Peggy Lamb, with Ms. Reiss serving as the committee’s chairperson. All audit committee members are “independent,” consistent with the qualifications set forth in the listing standards of the NYSE, our charter and Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Ms. Reiss and Mr. Henry are qualified as audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

We are externally managed and have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation, and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees described in Part III, Item 13 “Our Relationship with Our Advisor and Starwood Capital.”

Compensation Committee Interlocks and Insider Participation

On May 7, 2021, our board of directors established our compensation committee, which is composed of Richard D. Bronson, Robin Josephs, and Peggy Lamb, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2024, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2024.

Independent Director Compensation

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Barry S. Sternlicht	$—	$—	$—
Sean Harris	—	—	—
John P. McCarthy, Jr.	—	—	—
Mark Deason	—	—	—
Austin Nowlin	—	—	—
Richard D. Bronson	90,009	134,991	225,000
David B. Henry	90,009	134,991	225,000
Robin Josephs	94,006	140,994	235,000
Peggy Lamb	90,009	134,991	225,000
Dale Anne Reiss	98,004	146,996	245,000
James E. Walker	98,004	146,996	245,000

(1)
Includes the total value in restricted stock granted to each of the independent directors during the year ended December 31, 2024. The grants of Class I restricted shares were made in August 2024 and vest in August 2025. The grants were valued based on a NAV per share of $22.40, the then-current NAV per share of our Class I shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	121,049
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	121,049

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2025, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	6,769,436	1.69%
Sean Harris (3)	217,732	*
Chris Lowthert (3)(4)	29,401	*
Joseph Nieto (3)	31,642	*
Matthew S. Guttin (3)	33,977	*
Mark Deason (3)	389,341	*
John P. McCarthy, Jr. (3)	133,697	*
Austin Nowlin (3)	118,778	*
Richard D. Bronson (5)	30,116	*
David B. Henry (5)	29,959	*
Robin Josephs (5)	31,362	*
Peggy Lamb (5)	26,217	*
Dale Anne Reiss (5)	32,985	*
James E. Walker (5)	15,360	*
All directors and executive officers as a group	7,890,003	1.97%

* Represents less than 1%.

(1)
All shares listed in the table above are Class I shares.
(2)
As of March 15, 2025, Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2025, Starwood REIT Advisors, L.L.C. owned 1,431,076 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2025, BARRY S. STERNLICHT FOUNDATION owned 2,100,000 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.
(3)
Includes unvested shares across certain executive officers that are subject to vesting conditions.
(4)
Mr. Lowthert resigned as Chief Financial Officer and Treasurer effective December 31, 2024, in connection with his promotion to a senior, global finance role with the Advisor.
(5)
Each of our independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2024, which will vest on August 1, 2025. See “Independent Director Compensation.”

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2024 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee equal to (i) 1.25% of our NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the FMV Option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. In addition, the Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to Operating Partnership units held by unitholders other than us. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. In connection with the share repurchase plan amendment, the Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). During the year ended December 31, 2024, we incurred management fees of $105.4 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash allocations (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement). Such allocations will be paid annually and accrue monthly. During the year ended December 31, 2024, the Special Limited Partner did not earn a performance participation allocation as the return hurdle was not achieved.

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

During the year ended December 31, 2024, we reimbursed the Advisor $17.5 million for such expenses incurred on our behalf.

Organization and Offering Costs

The Advisor advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through December 21, 2020, which was the first anniversary of the date on which we broke escrow in our initial public offering. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following December 21, 2020. As of December 31, 2024, we have fully reimbursed the Advisor $7.3 million for advanced organization and offering costs.

Term and Termination Rights under the Advisory Agreement

The term of the Advisory Agreement is one year, ending on December 18, 2025 and is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

For the year ended December 31, 2024, our total operating expenses were 0.6% and 80% of each of our Average Invested Assets and our Net Income, respectively.

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

During the year ended December 31, 2024, we paid $0.4 million in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the year ended December 31, 2024, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees and organization and offering costs accrued by us during the year ended December 31, 2024, represented 0.7% of capital raised.

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

During the year ended December 31, 2024, we paid $38.7 million in stockholder servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

DST Program Fees and Expenses

DST Dealer Manager

In connection with the DST Program, Starwood 1031 Exchange, L.L.C., an indirect wholly owned subsidiary of the Operating Partnership (the “DST Sponsor”), Starwood Capital, L.L.C. (the “DST Dealer Manager”) and, solely with respect to its obligations with respect to the investor servicing fee, the Operating Partnership, entered into that certain Second Amended and Restated DST Dealer Manager Agreement (the “DST Dealer Manager Agreement”), pursuant to which the DST Dealer Manager serves as the dealer manager for the DST Offerings on a “best efforts” basis.

Under the DST Dealer Manager Agreement, each DST will pay to the DST Dealer Manager upfront selling commissions in an amount up to 2.0% of the equity investment in the DST Interests, upfront dealer manager fees in an amount up to 1.0% of the equity investment in the DST Interests and an investor servicing fee equal to 0.25% per annum of the total equity investment in the DST Interests sold by such DST. All or a portion of the selling commissions, dealer manager fee and investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). During the year ended December 31, 2024, DSTs paid the DST Dealer Manager $0.2 million in upfront selling commissions and $0.1 million in upfront dealer manager fees, all of which were reallowed to the applicable participating selling dealer(s). Each DST will also reimburse the DST Dealer Manager in an amount equal to 0.25% of the equity investment in the DST Interests of the equity investment in the DST Interests sold in the applicable offering to account for certain organization and offering expenses incurred by the DST Dealer Manager. During the year ended December 31, 2024, DSTs reimbursed the DST Dealer Manager $0.1 million.

In addition, a DST investor may pay the DST Dealer Manager an outside selling commission of up to 3.0% of such investor’s equity investment per DST Interest in connection with such investor’s participation in the DST Offering. To the extent charged, the outside selling commissions will be paid directly by the investor to the DST Dealer Manager, and the DST Dealer Manager will reallow each outside selling commission to the participating selling dealer(s) who sold the DST Interests giving rise to such outside selling commission, as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). For the avoidance of doubt, no DST will receive or pay outside selling commissions. During the year ended December 31, 2024, DST investors did not pay the DST Dealer Manager any outside selling commissions.

The Operating Partnership will pay to the DST Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option in exchange for DST Interests and only until the fee limit (if any) set forth in the applicable agreement between the DST Dealer Manager and the participating selling dealer(s) that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I units. All or a portion of the investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). During the year ended December 31, 2024, no investor servicing fees were paid by the Operating Partnership to the DST Dealer Manager.

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

As of December 31, 2024, the Company has raised approximately $25.8 million in gross offering proceeds through the DST Program.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of our multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the year ended December 31, 2024, we incurred $31.6 million of expenses due to Highmark Residential in connection with its operational and management services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the year ended December 31, 2024, we incurred $0.5 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the year ended December 31, 2024, we incurred $0.5 million in services.

We have engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties we acquire. During the year ended December 31, 2024, we incurred approximately $0.4 million for services provided by Starwood Retail Partners.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2024, the amounts incurred for services provided were insignificant.

We have engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of our residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the year ended December 31, 2024, we incurred approximately $1.6 million.

We have entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of our assets in Spain and Italy. The SCG Southern Europe Team charges market fees for such property management services. During the year ended December 31, 2024, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Fees and Expenses for Other Services

During the year ended December 31, 2024, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2024 and 2023 by our independent registered public accounting firm, Deloitte, were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees (1)	$2,370,900	$2,480,920
Audit-related fees (2)	1,151,400	1,253,943
Tax fees	—	—
All other fees	—	—
Total	$3,522,300	$3,734,863

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

(2)
Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2024 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	146

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

4.2*	Description of Registrant’s Securities

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

10.11	Independent Director Compensation Policy (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 17, 2023 and incorporated herein by reference)
10.12*	Second Amended and Restated DST Dealer Manager Agreement, dated December 23, 2024, by and among Starwood 1031 Exchange, L.L.C., Starwood Capital, L.L.C. and Starwood REIT Operating Partnership, L.P.
19.1*	Insider Trading Policy Statement

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 21, 2025	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President and Director
(Principal Executive Officer)

March 21, 2025	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 21, 2025	/s/ Sean Harris
Date	Sean Harris Chief Executive Officer, President and Director (Principal Executive Officer)

March 21, 2025	/s/ Joseph Nieto
Date	Joseph Nieto Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 21, 2025	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 21, 2025	/s/ John P. McCarthy, Jr.
Date	John P. McCarthy, Jr. Vice Chairman of the Board

March 21, 2025	/s/ Mark Deason
Date	Mark Deason Director
March 21, 2025	/s/ Austin Nowlin
Date	Austin Nowlin Director

March 21, 2025	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 21, 2025	/s/ David B. Henry
Date	David B. Henry Independent Director

March 21, 2025	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 21, 2025	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 21, 2025	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 21, 2025	/s/ James E. Walker
Date	James E. Walker Lead Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the estimated holding periods used in determining the recoverability of certain real estate properties as a critical audit matter because of the subjective judgment made by management to determine the holding periods for real estate properties as part of their impairment analysis. This required a higher degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumption, given the inherent unpredictability involved in the timing of sales of real estate properties.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s intended holding periods included the following, among others:

•
We held discussions with the Company’s management and evaluated the reasonableness of management’s assertions regarding the intended holding periods of its real estate properties, more specifically by performing the following:
o
Engaged in discussions with senior management, including legal and compliance and asset management, and inspected Management Investment Committee and Board of Director meeting minutes regarding the assumption utilized in determining the intended holding periods.
o
Evaluated audit evidence (e.g., hindsight analyses and disposition forecast) to determine whether it supported or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2025

We have served as the Company’s auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$17,830,254	$19,580,358
Investments in real estate debt	852,461	1,589,350
Investments in unconsolidated real estate ventures	420,861	456,002
Cash and cash equivalents	281,512	294,984
Restricted cash	241,422	245,651
Other assets	1,365,479	947,629
Total assets	$20,991,989	$23,113,974
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$12,744,587	$13,028,910
Secured financings on investments in real estate debt, net	467,988	762,352
Unsecured line of credit	1,362,000	907,500
Other liabilities	447,095	484,358
Subscriptions received in advance	1,113	13,225
Due to affiliates	275,601	320,957
Total liabilities	15,298,384	15,517,302

Commitments and contingencies	—	—
Redeemable non-controlling interests	434,878	459,862

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,055,645 and 5,282,025 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	51	53
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 181,391,241 and 195,023,616 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,814	1,950
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 25,928,114 and 27,512,551 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	259	275
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 189,397,713 and 202,990,052 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,894	2,030
Additional paid-in capital	8,932,123	9,641,219
Accumulated other comprehensive loss	(50,756)	(15,729)
Accumulated deficit and cumulative distributions	(3,691,379)	(2,537,302)
Total stockholders’ equity	5,194,006	7,092,496
Non-controlling interests in consolidated joint ventures	64,721	44,314
Total equity	5,258,727	7,136,810
Total liabilities and equity	$20,991,989	$23,113,974

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue	$1,649,291	$1,695,917	$1,520,655
Other revenue	38,494	58,401	58,693
Total revenues	1,687,785	1,754,318	1,579,348
Expenses
Property operating	714,991	748,522	650,594
General and administrative	47,048	45,144	44,708
Management fees	105,356	153,411	167,100
Performance participation allocation	—	—	102,348
Impairment of investments in real estate	150,392	188,804	—
Depreciation and amortization	742,220	811,788	848,943
Total expenses	1,760,007	1,947,669	1,813,693
Other (expense) income
(Loss) income from unconsolidated real estate ventures	(13,435)	(11,624)	12,189
Income from investments in real estate debt, net	95,755	123,138	99,787
Net gain on dispositions of real estate	87,108	289,818	—
Interest expense	(641,420)	(583,476)	(428,853)
Loss on extinguishment of debt	—	(93)	(313)
Other (expense) income, net	(179,994)	(299,930)	485,608
Total other (expense) income	(651,986)	(482,167)	168,418
Net loss	$(724,208)	$(675,518)	$(65,927)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	$3,228	$(3,350)	$(1,927)
Net loss attributable to non-controlling interests in Operating Partnership	36,097	29,165	2,146
Net loss attributable to stockholders	$(684,883)	$(649,703)	$(65,708)
Net loss per share of common stock, basic and diluted	$(1.68)	$(1.39)	$(0.14)
Weighted-average shares of common stock outstanding, basic and diluted	408,242,726	467,332,784	469,864,983

Comprehensive loss:
Net loss	$(724,208)	$(675,518)	$(65,927)
Other comprehensive (loss) income item:
Foreign currency translation adjustments	(35,027)	8,578	(23,777)
Other comprehensive (loss) income	$(35,027)	$8,578	$(23,777)
Comprehensive loss	$(759,235)	$(666,940)	$(89,704)

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$46	$1,544	$221	$1,636	$7,388,885	$(530)	$(757,575)	$6,634,227	$39,491	$6,673,718
Common stock issued, net	11	809	105	1,093	5,419,639	—	—	5,421,657	—	5,421,657
Offering costs, net	—	—	—	—	(195,642)	—	—	(195,642)	—	(195,642)
Distribution reinvestments	1	37	7	37	221,011	—	—	221,093	—	221,093
Amortization of restricted stock grants	—	—	—	—	894	—	—	894	—	894
Common stock repurchased	(1)	(144)	(23)	(321)	(1,346,819)	—	—	(1,347,308)	—	(1,347,308)
Net loss ($2,146 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(65,708)	(65,708)	1,927	(63,781)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	14,899	14,899
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(531,973)	(531,973)	—	(531,973)
Other comprehensive loss	—	—	—	—	—	(23,777)	—	(23,777)	—	(23,777)
Allocation to redeemable non-controlling interest	—	—	—	—	(21,698)	—	—	(21,698)	—	(21,698)
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued (transferred)	$(1)	$49	$(2)	$148	$502,396	$—	$—	$502,590	$—	$502,590
Offering costs, net	—	—	—	—	59,039	—	—	59,039	—	59,039
Distribution reinvestments	1	37	3	38	207,306	—	—	207,385	—	207,385
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(4)	(382)	(36)	(601)	(2,609,472)	—	—	(2,610,495)	—	(2,610,495)
Net loss ($29,165 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(649,703)	(649,703)	3,350	(646,353)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	510	510
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(13,572)	(13,572)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(532,343)	(532,343)	—	(532,343)
Other comprehensive income	—	—	—	—	—	8,578	—	8,578	—	8,578
Allocation to redeemable non-controlling interest	—	—	—	—	14,840	—	—	14,840	—	14,840
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued (transferred)	$(2)	$2	$3	$95	$222,752	$—	$—	$222,850	$—	$222,850
Offering costs, net	—	—	—	—	(1,156)	—	—	(1,156)	(622)	(1,778)
Distribution reinvestments	1	37	5	32	171,003	—	—	171,078	—	171,078
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(1)	(175)	(24)	(263)	(1,065,378)	—	—	(1,065,841)	—	(1,065,841)
Net loss ($36,097 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(684,883)	(684,883)	(3,228)	(688,111)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	26,567	26,567
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,310)	(2,310)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(469,194)	(469,194)	—	(469,194)
Other comprehensive loss	—	—	—	—	—	(35,027)	—	(35,027)	—	(35,027)
Allocation to redeemable non-controlling interest	—	—	—	—	(37,157)	—	—	(37,157)	—	(37,157)
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(724,208)	$(675,518)	$(65,927)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	105,356	153,411	167,100
Performance participation allocation	—	—	102,348
Impairment of investments in real estate	150,392	188,804	—
Depreciation and amortization	742,220	811,788	848,943
Amortization of deferred financing costs	22,252	35,111	37,573
Straight-line rent amortization	(10,213)	(13,181)	(12,098)
Deferred income amortization	(22,572)	(19,796)	(13,295)
Unrealized loss (gain) on changes in fair value of financial instruments	153,827	349,941	(505,658)
Foreign currency (gain) loss	41,062	(14,786)	49,536
Loss on extinguishment of debt	—	93	313
Amortization of restricted stock grants	840	840	894
Net gain on dispositions of investments in real estate	(87,108)	(289,818)	—
Realized loss on sale of investments in real estate debt	7,563	4,445	13,162
Realized loss on sale of real estate-related equity securities	—	49,181	22,021
Loss from unconsolidated real estate ventures	13,435	11,624	(12,189)
Distributions of earnings from unconsolidated real estate ventures	21,819	14,132	11,161
Other items	(26,947)	(71,584)	4,136
Change in assets and liabilities
Decrease (increase) in other assets	26,022	8,707	(105,356)
(Increase) decrease in due to affiliates	(1,994)	3,340	715
Increase in other liabilities	17,445	9,833	51,532
Net cash provided by operating activities	429,191	556,567	594,911
Cash flows from investing activities
Acquisitions of real estate	—	—	(5,126,079)
Proceeds from dispositions of real estate	443,158	2,179,605	—
Capital improvements to real estate	(185,536)	(180,182)	(143,326)
Contributions to investments in unconsolidated real estate ventures	(113)	(126)	(470,181)
Origination and purchase of investments in real estate debt	—	—	(1,091,605)
Purchase of real estate-related debt and equity securities	—	—	(85,653)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	641,299	180,195	372,974
Purchase of derivative instruments	(19,392)	(18,628)	—
Proceeds from derivative contracts	35,121	70,856	57,176
Net cash provided by (used in) investing activities	914,537	2,231,720	(6,486,694)
Cash flows from financing activities
Proceeds from issuance of common stock, net	100,127	305,275	4,762,264
Offering costs paid	(42,143)	(54,404)	(75,639)
Subscriptions received in advance	1,113	13,225	40,221
Repurchases of common stock	(1,065,841)	(2,611,115)	(1,347,308)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	1,257,514	2,371,482	4,017,869
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(1,053,477)	(2,841,975)	(1,638,583)
Repayments under secured financings on investments in real estate debt, short term, net	—	(5,469)	—
Borrowings under secured financings on investments in real estate debt	—	—	644,128
Repayments under secured financings on investments in real estate debt	(243,384)	—	(128,380)
Payment of deferred financing costs	(17,752)	(1,688)	(64,252)
Contributions from non-controlling interests	26,567	510	14,899
Distributions to non-controlling interests	(2,310)	(13,572)	(2,291)
Distributions	(325,448)	(356,180)	(311,909)
Net cash (used in) provided by financing activities	(1,365,034)	(3,193,911)	5,911,019
Effect of exchange rate changes	3,605	(10,350)	(3,182)
Net change in cash and cash equivalents and restricted cash	(17,701)	(415,974)	16,054
Cash and cash equivalents and restricted cash, beginning of the year	540,635	956,609	940,555
Cash and cash equivalents and restricted cash, end of the year	$522,934	$540,635	$956,609
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$281,512	$294,984	$643,516
Restricted cash	241,422	245,651	313,093
Total cash and cash equivalents and restricted cash	$522,934	$540,635	$956,609
Supplemental disclosure of cash flow information:
Cash paid for interest	$965,385	$913,268	$442,971
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(114)	$(62,323)	$171,464
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$—	$267,030
Issuance of Operating Partnership units as consideration for acquisitions of real estate	$—	$—	$190,459
Issuance of Class I shares for payment of management fee	$108,503	$157,094	$162,190
Exchange of redeemable non-controlling interest for Class I shares	$1,144	$—	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$102,348	$204,225
Accrued distributions	$40,612	$43,044	$49,306
Distribution reinvestment	$171,078	$207,385	$221,093
Allocation to redeemable non-controlling interests	$37,157	$14,840	$21,698
Accrued capital expenditures	$1,616	$6,045	$14,802

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1.
Organization and Business Purpose

Starwood Real Estate Income Trust, Inc. (the “Company”) was formed on June 22, 2017 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is organized to invest primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate. The Company’s portfolio is principally comprised of properties located in the United States. The Company has diversified its portfolio on a global basis through the acquisition of properties outside of the United States, with a focus on Europe. To a lesser extent, the Company has invested in debt secured by commercial real estate and real estate-related securities. The Company is the sole general partner of Starwood REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). Starwood REIT Special Limited Partner, L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Starwood Capital Group Holdings, L.P. (the “Sponsor” and together with any entity that is controlled by, controls or is under common control with the Sponsor, and any of their respective predecessor entities, “Starwood Capital”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by Starwood REIT Advisors, L.L.C. (the “Advisor”), an affiliate of the Sponsor.

As of December 31, 2024, the Company owned 461 consolidated real estate properties, 933 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in seven reportable segments: Multifamily, Single-Family Rental, Industrial, Office, Self-Storage, Other, and Investments in Real Estate Debt. Financial results by segment are reported in Note 15.

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of December 31, 2024, the Company had received aggregate net proceeds of $14.1 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of December 31, 2024, the Company has raised approximately $25.8 million in gross offering proceeds through the DST Program.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

Under the master lease agreements, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the sale of the DST Properties is accounted for as a failed sale-leaseback transaction and, as a result, the DST Properties are included in the Company’s consolidated balance sheet. The master lease agreements are absolute leases, pursuant to which the master tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Properties.

As of December 31, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties was $163.0 million. There were no properties held through the DST Program as of December 31, 2023.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s consolidated financial statements. As of December 31, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion. Such amounts are included on the Company’s Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of December 31, 2024, due to certain intercompany eliminations upon consolidation. There were no assets or liabilities in the consolidated VIEs, excluding the Operating Partnership, as of December 31, 2023.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2024, the Company recognized an aggregate $150.4 million of impairment charges related predominantly to multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties held as of December 31, 2024 and 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. During the year ended December 31, 2022, the Company did not recognize any impairment charges on investments in real estate.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale. As of December 31, 2023, there were no real estate investments that met the criteria to be classified as held-for-sale.

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate and real estate-related securities. The Company classifies its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2024, the Company’s real estate-related debt securities portfolio was completely disposed of.

The Company elected the fair value option (“FVO”) for its loans secured by real estate. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Aggregate foreign currency transaction gains

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(losses) included in operations totaled ($41.1) million, $14.8 million and ($49.5) million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded as a component of Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other comprehensive (loss) income.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recorded net unrealized gains (losses) on its investments in real estate debt securities of $5.3 million, $10.0 million, and ($18.3) million, respectively. The Company’s securities portfolio was completely disposed of by June 30, 2024. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of December 31, 2024.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$852,461	$852,461	$—	$201,070	$1,388,280	$1,589,350
Derivatives	—	368,871	—	368,871	—	554,263	—	554,263
Total	$—	$368,871	$852,461	$1,221,332	$—	$755,333	$1,388,280	$2,143,613

Liabilities:
Derivatives	$—	$9,505	$—	$9,505	$—	$46,178	$—	$46,178
Total	$—	$9,505	$—	$9,505	$—	$46,178	$—	$46,178

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$1,388,280
Dispositions	(438,092)
Included in net loss
Foreign currency exchange	(93,260)
Realized losses on dispositions	(4,418)
Unrealized loss	(49)
Balance as of December 31, 2024	$852,461

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$852,461	Discounted Cash Flow	Discount Rate	9.5%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investments in real estate debt	$1,388,280	Discounted Cash Flow	Discount Rate	9.7%	Decrease

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company recognized an aggregate $150.4 million of impairment charges related predominantly to multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2022, the Company did not recognize any impairment charges on investments in real estate.

As of December 31, 2024 and 2023, the estimated fair value of the Company’s remaining impaired assets was $856.1 million and $53.8 million, respectively. As of December 31, 2024 and 2023, the carrying value of the Company’s remaining impaired assets was $855.6 million and $53.0 million, respectively. The estimated fair values of the impaired properties held as of December 31, 2024 and 2023, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2024 and 2023, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investments in real estate debt was approximately $423.3 million and $390.9 million below the outstanding principal balance, respectively.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Company’s credit facilities and its unsecured line of credit are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, which consist primarily of brokerage commissions, are recorded as a component of Other assets on the Company’s Consolidated Balance Sheets and amortized over the life of the related lease.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development. The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, deferred income related to these loans amounted to $3.4 million and $3.4 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. For each of the years ended December 31, 2024, 2023 and 2022, Other revenue related to these loans amounted to $0.8 million.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimbursed the Advisor for all such advanced expenses ratably over a 60 month period, which commenced in January 2020, and these amounts were fully reimbursed as of December 31, 2024. These organization and offering costs were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets as of December 31, 2023.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2024:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the offering. As of December 31, 2024 and 2023, the Company had accrued $262.3 million and $301.0 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), for federal income tax purposes, beginning with its taxable year ended December 31, 2019. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local, and foreign taxes on its income and assets, including (i) taxes on any undistributed income, (ii) taxes related to its taxable REIT subsidiaries (“TRSs”), and (iii) certain state or local income taxes. The Company and the Operating Partnership’s tax returns for three years from the date filed are subject to examination.

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized an income tax expense of ($10.1) million, ($5.0) million and ($2.1) million, respectively, within Other (expense) income, net in the Company’s Consolidated Statements of

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Operations and Comprehensive Loss. As of December 31, 2024 and 2023, the Company recorded a net deferred tax liability of $35.5 million and $30.7 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Consolidated Balance Sheets.

As of December 31, 2024, net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes totaled $93.2 million, and are primarily driven by dispositions of residential rental units within one of the Company’s TRSs and valuation adjustments in certain foreign jurisdictions. Although the federal NOL carryforwards do not expire, the Company has recorded full valuation allowances against certain deferred tax assets for which the Company believes it is more likely than not that the Company will not realize a benefit from these in future taxable years.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2024, 2023 and 2022.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures of significant segment expenses that are readily provided to the chief operating decision maker (“CODM”) and included in segment profit or loss and disclosure of the title and position of the CODM and how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 retrospectively as of January 1, 2024. Refer to Note 15 — “Segment Reporting” for the impact of the adoption of this standard. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on the consolidated financial statements and related disclosures.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$16,614,464	$17,612,162
Land and land improvements	2,965,720	3,144,932
Furniture, fixtures and equipment	272,521	304,650
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,957,935	21,166,974
Accumulated depreciation and amortization	(2,127,681)	(1,586,616)
Investments in real estate, net	$17,830,254	$19,580,358

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Acquisitions

The Company did not acquire any investments in real estate during the years ended December 31, 2024, 2023 and 2022.

Asset Dispositions

During the year ended December 31, 2024, the Company sold an aggregate of $0.3 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.2 billion. During the year ended December 31, 2024, the Company recorded $87.1 million of net gains from the disposition of seven industrial properties, two hospitality properties, one net lease property, and 83 single-family rental units.

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

During the year ended December 31, 2022, there were no dispositions of investments in real estate.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Investments in Real Estate - Held-for-sale

As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale. As of December 31, 2023, there were no real estate investments that met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	December 31, 2024	December 31, 2023
Assets:
Investments in real estate, net	$679,121	$—
Other assets	6,553	—
Total assets	$685,674	$—

Liabilities:
Mortgage notes, net	$12,602	$—
Other liabilities	5,655	—
Total liabilities	$18,257	$—

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	December 31, 2024	December 31, 2023
Extended Stay Portfolio	Other	July 2022	196	45%	$411,309	$446,424
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,552	9,578
Total investments in unconsolidated real estate ventures					$420,861	$456,002

The following table details the Company’s (loss) income from equity investments in unconsolidated real estate ventures ($ in thousands):

		Year Ended December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2024	2023	2022
Extended Stay Portfolio	Other	$(13,790)	$(11,266)	$11,915
Fort Lauderdale Hotel	Other	355	(358)	274
Total (loss) income from unconsolidated real estate ventures		$(13,435)	$(11,624)	$12,189

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Intangible assets: (1)
In-place lease intangibles	$226,714	$292,348
Above-market lease intangibles	35,344	44,463
Other	35,345	41,823
Total intangible assets	297,403	378,634
Accumulated amortization:
In-place lease amortization	(106,980)	(127,185)
Above-market lease amortization	(16,348)	(18,913)
Other	(12,130)	(12,500)
Total accumulated amortization	(135,458)	(158,598)
Intangible assets, net	$161,945	$220,036
Intangible liabilities: (2)
Below-market lease intangibles	$74,189	$87,173
Total intangible liabilities	74,189	87,173
Accumulated amortization:
Below-market lease amortization	(26,588)	(27,606)
Total accumulated amortization	(26,588)	(27,606)
Intangible liabilities, net	$47,601	$59,567

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2025	$24,511	$3,778	$2,694	$(6,211)
2026	20,119	3,528	2,694	(5,602)
2027	16,661	2,990	2,694	(4,716)
2028	13,373	2,432	2,693	(4,654)
2029	10,931	2,342	3,399	(3,869)
Thereafter	34,139	3,926	9,041	(22,549)
	$119,734	$18,996	$23,215	$(47,601)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

5.
Investments in Real Estate Debt

The following tables detail the Company’s investments in real estate debt as of December 31, 2024 and 2023 ($ in thousands):

		December 31, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$852,461
Total investments in real estate debt	1	B + 4.75%	June 2027	$956,877	$852,461

		December 31, 2023
Type of Security/Loan	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Cost Basis	Fair Value
CMBS - floating	6	B + 4.69%	October 2036	$206,252	$201,070
Term loans	2	B + 4.95%	January 2027	1,451,462	1,388,280
Total investments in real estate debt	8	B + 4.92%	March 2028	$1,657,714	$1,589,350

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

In June 2024, the Company disposed of the remaining £352.0 million of the original loan amount. In connection with the disposition, the Company repaid all related borrowings under secured financing agreements of £193.6 million. During the year ended December 31, 2024, the Company recorded $4.4 million of net realized losses from the disposition of this investment in real estate debt, which is included in Income from investments in real estate debt, net in the Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2024, the Company disposed of $201.1 million of investments in real estate-related debt securities and recorded net realized losses resulting from these dispositions of $3.1 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2023, the Company recorded net realized losses on its investments in real estate-related debt securities of $4.4 million. During the year ended December 31, 2022, the Company recorded net realized losses on its investments in real estate debt securities of $13.2 million. Such amounts are recorded as a component of Income from investments in real estate debt, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of December 31, 2024 and 2023 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	3.09%	April 2031	N/A	$2,978,914	$3,049,322
Total fixed rate loans				2,978,914	3,049,322
Variable rate loans
Floating rate mortgages	B + 1.83%	September 2027	N/A	9,658,934	9,893,894
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$164,152	164,152	165,000
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,823,086	10,058,894
Total loans secured by the Company’s properties				12,802,000	13,108,216
Deferred financing costs, net				(51,246)	(73,066)
Discount on assumed debt, net				(6,167)	(6,240)
Mortgage notes and secured credit facilities, net				$12,744,587	$13,028,910

__________

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, Federal Reserve Bank of New York (“NYFED”) 30 day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Norwegian Interbank Offered Rate (“NIBOR”), as applicable to each loan.
(2)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(3)
The majority of the Company’s mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of December 31, 2023, there were no properties, and their related mortgage loans, that met the criteria to be classified as held-for-sale.
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

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of December 31, 2024 ($ in thousands):

Year	Amount
2025	$1,370,609
2026	4,835,910
2027	2,116,753
2028	223,462
2029	194,100
Thereafter	4,061,166
Total	$12,802,000

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $50.9 million for leasing commissions, and tenant and building improvements.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of December 31, 2024 and 2023, respectively.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

During February 2021, the Company entered into a repurchase agreement with Barclays Bank PLC in order to finance its term loan investment (the “Barclays RA”) to an unaffiliated entity in connection with its acquisition of a premier United Kingdom holiday company. Effective February 15, 2022, the reference rate for the calculation of interest transitioned from the three–month U.S. dollar-denominated LIBOR to SONIA. The Barclays RA interest rate was equal to the SONIA daily non-cumulative EFR rate plus a spread. During the year ended December 31, 2024, in connection with the disposition of this term loan investment, the Company repaid all related borrowings under secured financing agreements of £193.6 million.

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			December 31, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$852,461	$467,988
			$852,461	$467,988

			December 31, 2023
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Barclays RA	February 2026	SONIA + 2.55%	$448,729	$246,801
Syndicated RA(2)	June 2027	BBSY + 2.82%	939,551	515,551
			$1,388,280	$762,352

__________

(1)
Represents the fair value of the Company’s real estate-related term loan investments.
(2)
Outstanding balance is reflected net of $0.9 million and $1.2 million of unamortized deferred financing costs as of December 31, 2024 and 2023, respectively.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

8.
Unsecured Line of Credit

During May 2022, the Company increased its unsecured line of credit by $1.1 billion with additional banks for a total borrowing capacity of approximately $1.6 billion. In May 2024, the Company entered into an amendment to extend its unsecured line of credit for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the unsecured line of credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the unsecured line of credit is guaranteed by the Company. As of December 31, 2024 and 2023, there were approximately $1.4 billion and $0.9 billion of borrowings outstanding on the unsecured line of credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	December 31, 2024	December 31, 2023
Held-for-sale assets	$685,674	$—
Derivative instruments	368,871	554,263
Intangible assets, net	161,945	220,036
Receivables	106,545	127,573
Prepaid expenses	23,920	24,022
Deferred financing costs, net	14,671	6,006
Interest receivable	216	7,929
Deferred tax assets	—	5,043
Other	3,637	2,757
Total other assets	$1,365,479	$947,629

The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$74,097	$75,809
Real estate taxes payable	68,784	73,145
Accrued interest expense	58,650	69,642
Intangible liabilities, net	47,601	59,567
Tenant security deposits	41,880	44,374
Distributions payable	40,612	43,044
Deferred tax liabilities	35,485	35,792
Held-for-sale liabilities	18,257	—
Deposits received on pending sales	14,790	—
Right-of-use liability - operating leases	12,328	12,402
Derivative instruments	9,505	46,178
Deferred income	8,430	11,894
Other taxes payable	10,267	5,005
Other	6,409	7,506
Total other liabilities	$447,095	$484,358

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	69		$9,401,374	2.1%	SOFR	1.3
Interest Rate Caps - Property debt	3		€109,905	1.0%	EURIBOR	0.4
Interest Rate Swaps - Property debt	1		$120,061	0.8%	SOFR	0.2
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.1
Total interest rate derivatives	78			2.1%		1.4

	December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	70		$9,567,541	1.6%	SOFR	2.1
Interest Rate Caps - Property debt	4		€175,468	1.1%	EURIBOR	1.0
Interest Rate Swaps - Property debt	1		$117,863	0.8%	SOFR	1.2
Interest Rate Swaps - Property debt	3		€213,458	1.9%	EURIBOR	3.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	4.1
Total interest rate derivatives	80			1.6%		2.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	December 31, 2024			December 31, 2023
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	40		€528,759	60		€577,283
Buy USD/Sell DKK Forward	8	DKK	1,210,016	12	DKK	1,301,016
Buy USD/Sell AUD Forward	5	AUD	621,759	5	AUD	621,759
Buy USD/Sell NOK Forward	12	NOK	412,700	9	NOK	1,160,941
Buy USD/Sell GBP Forward	—		£—	4		£142,858

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate derivatives	$325,991	$537,390	$—	$—
Foreign currency forward contracts	42,880	16,873	9,505	46,178
Total derivatives	$368,871	$554,263	$9,505	$46,178

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Year Ended December 31,
Type of Derivative	Net Realized/Unrealized (Loss) Gain	2024	2023	2022
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(212,711)	$(305,693)	$498,696
Interest Rate Swaps - Property debt	Unrealized (loss) gain(1)	(9,031)	(26,468)	32,972
Foreign Currency Forward Contracts	Unrealized gain (loss) (2)	62,680	(67,466)	30,556
Foreign Currency Forward Contracts	Realized gain(1)	14,034	26,112	57,176
Interest Rate Caps - Property debt	Realized gain(1)	1,831	26,778	—
Interest Rate Swaps - Property debt	Realized gain(1)	179	12,088	—
Total		$(143,018)	$(334,649)	$619,400

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

As of December 31, 2024, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2022	4,648,436	154,381,036	22,142,299	163,624,500	344,796,271
Common stock shares issued (1)	1,112,055	80,943,605	10,500,831	109,276,249	201,832,740
Distribution reinvestment plan shares issued	125,187	3,647,656	720,473	3,664,723	8,158,039
Common stock shares repurchased	(164,182)	(14,415,387)	(2,389,430)	(32,146,156)	(49,115,155)
Independent directors’ restricted stock grant(2)	—	—	—	35,697	35,697
December 31, 2022	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592

Common stock shares issued (1)	(98,898)	4,915,057	(153,390)	14,803,271	19,466,040
Distribution reinvestment plan shares issued	141,944	3,788,883	335,712	3,849,211	8,115,750
Common stock shares repurchased	(482,517)	(38,237,234)	(3,643,944)	(60,147,804)	(102,511,499)
Independent directors’ restricted stock grant(2)	—	—	—	30,361	30,361
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244

Common stock shares issued (1)	(230,764)	209,158	293,126	9,457,765	9,729,285
Distribution reinvestment plan shares issued	142,951	3,660,648	500,536	3,204,529	7,508,664
Common stock shares repurchased	(138,567)	(17,502,181)	(2,378,099)	(26,288,430)	(46,307,277)
Independent directors’ restricted stock grant(2)	—	—	—	33,797	33,797
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represents $0.8 million, $0.8 million and $0.8 million of the annual compensation paid to the independent directors for the years ended December 31, 2024, 2023 and 2022, respectively. Each grant is amortized over the one-year service period of such grant.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of their shares. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other illiquid investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may modify or suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and in the best interest of its stockholders. In addition, the total amount of shares that the Company may repurchase is limited. From the Company’s inception until its share repurchase plan was amended as described below, the total amount of shares that the Company could repurchase was limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) was no more than 2% of its aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of its aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

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

For the years ended December 31, 2024, 2023 and 2022, the Company repurchased 46.3 million, 102.5 million and 49.1 million shares of common stock representing a total of $1.1 billion, $2.6 billion and $1.3 billion, respectively.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1923)	(0.1929)	(0.0556)	—
Net distributions declared per share of common stock	$1.0497	$1.0491	$1.1864	$1.2420

	Year Ended December 31, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2157)	(0.2158)	(0.0622)	—
Net distributions declared per share of common stock	$1.0263	$1.0262	$1.1798	$1.2420

	Year Ended December 31, 2022
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2320)	(0.2318)	(0.0672)	—
Net distributions declared per share of common stock	$1.0100	$1.0102	$1.1748	$1.2420

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

The following table details the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the years ended December 31, 2024 and 2023 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2022	$238,322	$188,777	$427,099
Settlement of performance participation allocation	102,348	—	102,348
Repurchases	—	(620)	(620)
GAAP loss allocation	(18,753)	(10,412)	(29,165)
Distributions	(16,065)	(8,895)	(24,960)
Fair value allocation	(10,160)	(4,680)	(14,840)
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(1,144)	(1,144)
GAAP loss allocation	(23,306)	(12,791)	(36,097)
Distributions	(16,065)	(8,835)	(24,900)
Fair value allocation	24,551	12,606	37,157
Balance at December 31, 2024	$280,872	$154,006	$434,878

__________

(1)
Includes units transferred to Barry S. Sternlicht, which are deemed to be beneficially owned by Mr. Sternlicht.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

12.
Related Party Transactions

Management Fee and Performance Participation Allocation

Prior to May 2024, the Advisor was entitled to an annual management fee equal to (i) 1.25% of the Company’s NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the fair market value option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. Additionally, to the extent the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Advisor an annual management fee equal to 1.25% of the Operating Partnership’s NAV attributable to such Operating Partnership units not held by the Company, payable monthly. The management fee can be paid, at the Advisor’s election, in cash, shares of common stock, or Operating Partnership units.

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

During the years ended December 31, 2024, 2023, and 2022, the Company incurred management fees of $105.4 million, $153.4 million, and $167.1 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. The Company issued 4,336,544 and 5,673,483 unregistered Class I shares to the Advisor as payment for the 2024 and 2023 management fees, respectively, and also had a payable of $7.7 million and $10.9 million related to the management fees as of December 31, 2024 and 2023, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2025, the Advisor was issued 354,652 unregistered Class I shares as payment for the $7.7 million management fee accrued as of December 31, 2024. During January 2024, the Advisor was issued 473,622 unregistered Class I shares to the Advisor as payment for the $10.9 million management fee accrued as of December 31, 2023. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2024 and 2023, the Company did not recognize a performance participation allocation as certain thresholds were not achieved. During the year ended December 31, 2022, the Company recognized $102.3 million of performance participation interest in the Company’s consolidated financial statements.

The performance participation interest for 2022 became payable on December 31, 2022 and, in January 2023, the Company caused the Operating Partnership to issue 3,886,034 Class I units in the Operating Partnership to the Special Limited Partner as payment for the performance participation interest for 2022. Such Class I units were issued at the NAV per unit as of December 31, 2022.

Investment in Real Estate Debt - Dispositions

During the year ended December 31, 2024, the Company disposed of its £352.0 million GBP term loan investment through a series of disposition transactions, as follows: (i) £176.0 million was sold to an affiliate of the Advisor for a net purchase price of £174.2 million; and (ii) £176.0 million was sold to an affiliate of the Advisor and an unaffiliated third-party, who co-invested in the transaction, for an aggregate purchase price of £174.2 million. The purchase price was determined by the unaffiliated and independent third-party. In connection with the disposition, the Company repaid all related borrowings under secured financing agreements of £193.6 million.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Related Party Share Ownership

As of December 31, 2024, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $526.9 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership. During the year ended December 31, 2024, the Company repurchased 2.1 million Class I shares held by the Advisor and certain directors for total consideration of $46.3 million. During the year ended December 31, 2023, the Company repurchased 3.2 million Class I shares held by the Advisor and certain directors for total consideration of $80.6 million. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued stockholder servicing fee	$262,264	$301,017
Performance participation allocation	—	—
Accrued management fee	7,701	10,853
Advanced operating expenses	1,844	4,458
Accrued affiliate service provider expenses	3,792	3,068
Advanced organization and offering costs	—	1,561
Total	$275,601	$320,957

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

Advanced organization and offering costs

The Advisor and its affiliates incurred $7.3 million of organization and offering costs (excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 21, 2019. Such amount was being reimbursed to the Advisor ratably over 60 months, which commenced in January 2020 and were fully reimbursed as of December 31, 2024.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $31.6 million, $25.8 million and $17.3 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the years ended December 31, 2024, 2023 and 2022, the amounts incurred for services provided by RFF were $0.5 million, $0.3 million and $0.5 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the years ended December 31, 2024, 2023 and 2022 the Company incurred $0.5 million, $1.5 million, and $4.3 million of expenses for services provided by Essex, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the years ended December 31, 2024 and 2023, the Company incurred approximately $0.4 million and $0.2 million of expenses from Starwood Retail Partners, respectively. During the year ended December 31, 2022, the Company incurred an insignificant amount of expenses from Starwood Retail Partners.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2024, the Company incurred an insignificant amount of expenses relating to these services provided. During the years ended December 31, 2023 and 2022, the amounts incurred for services provided were $0.2 million and $0.4 million, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $1.6 million, $0.8 million and $0.2 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the years ended December 31, 2024, 2023 and 2022, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million, respectively.

Advanced operating expenses

As of December 31, 2023, the Advisor had advanced an insignificant amount of expenses on the Company’s behalf for general corporate expenses provided by unaffiliated third parties. Such amounts (incurred prior to 2019) were being reimbursed to the Advisor ratably over a 60 month period, which commenced in January 2020 and were fully reimbursed as of December 31, 2024.

As of December 31, 2024, 2023 and 2022, the Advisor had incurred approximately $12.9 million, $14.5 million and $15.8 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

DST Program expenses

During the year ended December 31, 2024, the Company incurred approximately $2.0 million of expenses in connection with the DST Program. No expenses were incurred by the Company in connection with the DST Program during the years ended December 31, 2023 and 2022, respectively.

13.
Commitments and Contingencies

As of December 31, 2024 and 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14.
Leases

Lessee

Certain of the Company’s investments in real estate are subject to a ground lease. The Company’s ground leases are classified as right of use liability – operating leases based on the characteristics of the respective lease. Right-of-use liabilities are presented within Other liabilities on the Company’s Consolidated Balance Sheets. The ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable and do not contain any additional renewal options.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2024 ($ in thousands):

Year	Operating Leases
2025	$714
2026	714
2027	714
2028	714
2029	714
Thereafter	24,351
Total undiscounted future lease payments	27,921
Difference between undiscounted cash flows and discounted cash flows	(15,593)
Total lease liability	$12,328

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of December 31, 2024, the weighted average remaining lease term of the Company’s operating leases was 35 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Fixed lease payments	$1,498,556	$1,540,130	$1,376,577
Variable lease payments	150,735	155,787	144,078
Rental revenue	$1,649,291	$1,695,917	$1,520,655

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and other properties as of December 31, 2024 ($ in thousands). Leases at the Company’s multifamily, single-family and self-storage properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025	$268,710
2026	243,312
2027	214,445
2028	176,798
2029	151,733
Thereafter	357,324
Total	$1,412,322

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

15.
Segment Reporting

The Company operates in seven reportable segments: Multifamily properties, Single-family rental properties, Industrial properties, Office properties, Self-Storage properties, Investments in real estate debt and Other properties. The CODM is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, interest expense, other expense, net, impairment of investments in real estate, net gains on dispositions of real estate, or losses on extinguishment of debt, by segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2024	December 31, 2023
Multifamily	$14,451,751	$15,161,836
Single-family rental	341,271	408,097
Industrial	2,442,951	2,820,658
Office	1,571,229	1,651,347
Self-storage	349,301	357,724
Investments in real estate debt	852,461	1,589,350
Other properties(1)	829,068	1,022,284
Other (Corporate)	153,957	102,678
Total assets	$20,991,989	$23,113,974

(1)
Other properties includes hospitality, medical office and retail properties and two investments in unconsolidated real estate ventures.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self- Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,218,669	$21,346	$183,244	$166,586	$27,702	$31,744	$—	$1,649,291
Other revenue	15,133	—	663	212	—	22,486	—	38,494
Total revenues	1,233,802	21,346	183,907	166,798	27,702	54,230	—	1,687,785
Expenses:
Property operating	559,566	10,396	46,071	60,784	11,120	27,054	—	714,991
Total segment expenses	559,566	10,396	46,071	60,784	11,120	27,054	—	714,991
Loss from unconsolidated real estate ventures	—	—	—	—	—	(13,435)	—	(13,435)
Income from investments in real estate debt, net	—	—	—	—	—	—	95,755	95,755
Segment net operating income	$674,236	$10,950	$137,836	$106,014	$16,582	$13,741	$95,755	$1,055,114

General and administrative								(47,048)
Management fees								(105,356)
Impairment of investments in real estate								(150,392)
Depreciation and amortization								(742,220)
Net gain on dispositions of real estate								87,108
Interest expense								(641,420)
Other expense, net								(179,994)
Net loss								$(724,208)
Net loss attributable to non-controlling interests in consolidated joint ventures								3,228
Net loss attributable to non-controlling interests in Operating Partnership								36,097
Net loss attributable to stockholders								$(684,883)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,215,981	$54,087	$203,419	$157,463	$27,694	$37,273	$—	$1,695,917
Other revenue	10,394	—	4	285	—	47,718	—	58,401
Total revenues	1,226,375	54,087	203,423	157,748	27,694	84,991	—	1,754,318
Expenses:
Property operating	552,760	32,631	51,163	59,668	10,775	41,525	—	748,522
Total segment expenses	552,760	32,631	51,163	59,668	10,775	41,525	—	748,522
Loss from unconsolidated real estate ventures	—	—	—	—	—	(11,624)	—	(11,624)
Income from investments in real estate debt, net	—	—	—	—	—	—	123,138	123,138
Segment net operating income	$673,615	$21,456	$152,260	$98,080	$16,919	$31,842	$123,138	$1,117,310

General and administrative								(45,144)
Management fees								(153,411)
Impairment of investments in real estate								(188,804)
Depreciation and amortization								(811,788)
Net gain on dispositions of real estate								289,818
Interest expense								(583,476)
Loss on extinguishment of debt								(93)
Other expense, net								(299,930)
Net loss								$(675,518)
Net income attributable to non-controlling interests in consolidated joint ventures								(3,350)
Net loss attributable to non-controlling interests in Operating Partnership								29,165
Net loss attributable to stockholders								$(649,703)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Single- Family Rental	Industrial	Office	Self-Storage	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,068,277	$73,558	$177,998	$136,185	$26,614	$38,023	$—	$1,520,655
Other revenue	11,114	—	42	416	—	47,121	—	58,693
Total revenues	1,079,391	73,558	178,040	136,601	26,614	85,144	—	1,579,348
Expenses:
Property operating	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Total segment expenses	467,413	36,575	44,983	52,972	9,866	38,785	—	650,594
Income from unconsolidated real estate ventures	—	—	—	—	—	12,189	—	12,189
Income from investments in real estate debt	—	—	—	—	—	—	99,787	99,787
Segment net operating income	$611,978	$36,983	$133,057	$83,629	$16,748	$58,548	$99,787	$1,040,730

General and administrative								(44,708)
Management fees								(167,100)
Performance participation allocation								(102,348)
Depreciation and amortization								(848,943)
Interest expense								(428,853)
Loss on extinguishment of debt								(313)
Other income, net								485,608
Net loss								$(65,927)
Net income attributable to non-controlling interests in consolidated joint ventures								(1,927)
Net loss attributable to non-controlling interests in Operating Partnership								2,146
Net loss attributable to stockholders								$(65,708)

16.
Subsequent Events

Financing and Capital Activity

During the period from January 1, 2025 through March 21, 2025, the Company repurchased $0.1 billion of common stock through its share repurchase plan.

During the period from January 1, 2025 through March 21, 2025, the Company repaid $0.3 billion of net borrowings on its unsecured line of credit.

Asset Dispositions

During the period from January 1, 2025 through March 21, 2025, the Company received $0.2 billion of net proceeds from sales of investments in real estate.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances(1)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Multifamily properties:
Phoenix Property	Mesa, AZ	$43,542	$9,472	$35,909	$(2,757)	$1,910	$6,715	$37,819	$44,534	$(6,436)	2019
Florida Multifamily Portfolio
Various Properties (2)	Jacksonville, FL	36,455	11,574	37,920	(2,449)	4,678	9,125	42,598	51,723	(6,925)	2019
Various Properties (2)	Naples FL	36,112	14,045	37,025	(2,256)	3,166	11,789	40,191	51,980	(6,593)	2019
Columbus Multifamily (2 properties)	Columbus, OH	68,326	6,093	96,153	946	6,968	7,039	103,121	110,160	(12,900)	2019
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	(2,060)	2,411	10,651	95,100	105,751	(14,279)	2019
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	(541)	275	17,772	55,114	72,886	(8,469)	2019
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	196	1,865	8,214	75,628	83,842	(11,221)	2019
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	500	503	7,601	75,242	82,843	(10,895)	2020
Southeast Affordable Housing Portfolio
Riverwalk	Brighton, CO	19,015	3,280	20,932	332	1,261	3,612	22,193	25,805	(3,723)	2020
Patriots Pointe	Concord, NC	7,760	1,564	7,904	217	536	1,781	8,440	10,221	(1,632)	2020
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	108	466	2,265	5,122	7,387	(1,232)	2020
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	109	336	2,140	4,751	6,891	(1,535)	2020
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	106	549	4,681	24,149	28,830	(4,243)	2020
Various Properties (3)	Jacksonville, FL	82,042	24,178	90,108	798	7,220	24,976	97,328	122,304	(17,862)	2020
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	245	966	2,382	11,377	13,759	(2,280)	2020
Stone Creek	Morrisville, NC	8,364	1,844	7,492	133	836	1,977	8,328	10,305	(1,715)	2020
Various Properties (3)	Newport News, VA	43,333	11,169	50,997	429	3,698	11,598	54,695	66,293	(8,996)	2020
Various Properties (2)	Orlando, FL	72,451	19,513	75,364	476	2,101	19,989	77,465	97,454	(13,655)	2020
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	160	1,315	7,349	24,345	31,694	(4,924)	2020
Various Properties (2)	Sanford, FL	65,853	14,916	75,253	362	2,520	15,278	77,773	93,051	(13,123)	2020
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	144	613	3,438	19,483	22,921	(3,587)	2020
Las Villas de Kino	Tucson, AZ	26,255	9,513	24,278	971	2,793	10,484	27,071	37,555	(5,273)	2020
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	147	957	3,119	20,540	23,659	(3,781)	2020
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	339	1,803	4,963	10,692	15,655	(2,238)	2020
Mid-Atlantic Affordable Housing Portfolio
Various Properties (2)	Chesapeake, VA	26,880	6,467	28,766	212	1,219	6,679	29,985	36,664	(4,477)	2020
Columbia Hills	Columbia, TN	9,740	2,871	9,816	200	920	3,071	10,736	13,807	(1,998)	2020
Foxridge	Durham, NC	10,333	2,524	10,986	129	679	2,653	11,665	14,318	(1,948)	2020
Crestview	Fredericksburg, VA	26,720	4,358	30,470	101	850	4,459	31,320	35,779	(4,649)	2020
Bridgeport	Hampton, VA	17,130	4,285	18,075	118	826	4,403	18,901	23,304	(2,831)	2020
Various Properties (2)	Harrisonburg, VA	11,760	4,022	11,222	131	569	4,153	11,791	15,944	(2,318)	2020
Cascade Village	Holland, MI	13,680	3,389	14,530	585	1,053	3,974	15,583	19,557	(2,610)	2020
Parkview	Huntersville, NC	11,191	1,876	12,739	45	192	1,921	12,931	14,852	(1,955)	2020
Various Properties (4)	Manassas, VA	70,695	10,637	81,855	419	1,328	11,056	83,183	94,239	(12,031)	2020
Autumn Ridge	Memphis, TN	7,547	2,591	7,180	149	470	2,740	7,650	10,390	(1,338)	2020
Genito Glen	Midlothian, VA	10,960	2,703	11,559	96	374	2,799	11,933	14,732	(1,989)	2020
Kings Ridge	Newport News, VA	15,572	4,729	15,539	352	1,047	5,081	16,586	21,667	(2,877)	2020
River Birch	Raleigh, NC	19,411	4,168	21,150	147	905	4,315	22,055	26,370	(3,155)	2020
Falcon Pointe	Rosenberg, TX	9,440	1,876	10,461	120	461	1,996	10,922	12,918	(1,967)	2020
Sterling Crest	Saginaw, MI	8,800	4,176	7,229	386	862	4,562	8,091	12,653	(1,699)	2020
Las Villas de Leon	San Antonio, TX	7,560	2,347	7,458	324	990	2,671	8,448	11,119	(1,597)	2020
Stonegate	Stafford, VA	28,880	3,963	33,721	92	584	4,055	34,305	38,360	(4,727)	2020
River Park Place	Vero Beach, FL	8,538	2,661	8,425	161	553	2,822	8,978	11,800	(1,613)	2020
Ocean Gate	Virginia Beach, VA	20,080	4,347	21,957	169	645	4,516	22,602	27,118	(3,438)	2020
Autumn Wind	Winchester, VA	9,840	2,724	10,005	161	351	2,885	10,356	13,241	(1,975)	2020
Various Properties (3)	Woodbridge, VA	55,243	8,617	63,627	349	1,710	8,966	65,337	74,303	(9,506)	2020

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Florida Affordable Housing Portfolio II (4 properties)	Jacksonville, FL	$85,840	$16,599	$95,453	$459	$12,442	$17,058	$107,895	$124,953	$(16,011)	2021
Southeast Affordable Housing Portfolio II
Culpeper Commons	Culpeper, VA	12,483	4,058	13,749	123	848	4,181	14,597	18,778	(2,673)	2021
Magnolia Creste	Dallas, GA	16,438	2,650	21,475	239	503	2,889	21,978	24,867	(3,248)	2021
Glen Creek	Elkton, MD	15,263	5,985	16,353	218	875	6,203	17,228	23,431	(3,412)	2021
England Run	Fredericksburg, VA	18,812	3,857	23,614	188	694	4,045	24,308	28,353	(3,491)	2021
Rocky Creek	Greenville, SC	14,395	3,030	17,079	198	868	3,228	17,947	21,175	(2,735)	2021
Grande Court Boggy	Kissimmee, FL	34,904	9,361	41,265	200	744	9,561	42,009	51,570	(6,723)	2021
Magnolia Village	Lawrenceville, GA	15,783	5,107	16,645	215	657	5,322	17,302	22,624	(3,244)	2021
Park Ridge	Stafford, VA	20,255	3,778	25,689	101	449	3,879	26,138	30,017	(3,480)	2021
Glen Ridge	Woodbridge, VA	21,667	4,159	27,218	200	725	4,359	27,943	32,302	(3,595)	2021
Azalea Multifamily Portfolio
Luxe	Aubrey, TX	52,290	10,084	78,835	(1,428)	(12,665)	8,656	66,170	74,826	(8,048)	2021
Travesia	Austin, TX	75,460	13,787	79,703	293	1,087	14,080	80,790	94,870	(8,084)	2021
Afton Ridge	Concord, NC	54,062	9,516	62,919	104	125	9,620	63,044	72,664	(6,524)	2021
Various Properties (2)	Dallas, TX	84,140	13,031	125,670	375	2,184	13,406	127,854	141,260	(12,620)	2021
Clearbrook	Frederick, MD	62,090	12,564	51,451	63	246	12,627	51,697	64,324	(5,171)	2021
Thornton Park	Jacksonville, FL	66,616	9,950	91,924	369	324	10,319	92,248	102,567	(9,043)	2021
Gwinnett Stadium	Lawrenceville, GA	41,090	5,199	48,131	170	221	5,369	48,352	53,721	(4,538)	2021
Park Place	Morrisville, NC	52,920	9,295	57,281	107	541	9,402	57,822	67,224	(6,188)	2021
Autumn Wood	Murfreesboro, TN	42,490	6,114	54,974	185	(44)	6,299	54,930	61,229	(5,862)	2021
Millenia	Orlando, FL	36,890	6,305	47,647	98	1,101	6,403	48,748	55,151	(4,858)	2021
Various Properties (2)	Pflugerville, TX	107,590	24,606	142,875	580	2,586	25,186	145,461	170,647	(14,461)	2021
Lakehouse	Plant City, FL	16,940	3,334	23,339	37	195	3,371	23,534	26,905	(2,544)	2021
Victoria Grand	Tallahassee, FL	47,390	7,002	61,768	120	580	7,122	62,348	69,470	(6,338)	2021
Keystone Castle Hills	Dallas, TX	89,922	23,122	99,118	990	2,033	24,112	101,151	125,263	(16,660)	2021
Greater Boston Affordable Portfolio (5 properties)	Boston, MA	142,059	60,313	176,849	449	(85)	60,762	176,764	237,526	(16,946)	2021
Columbus Preferred Portfolio
5188 Baxter Park	Westerville, OH	21,700	6,795	23,058	(1,253)	1,234	5,542	24,292	29,834	(2,225)	2021
1025 Luxe Avenue	Columbus, OH	45,500	7,955	43,178	(27)	176	7,928	43,354	51,282	(3,902)	2021
The Palmer Dadeland	Miami, FL	259,800	56,854	304,585	723	2,187	57,577	306,772	364,349	(30,985)	2021
Seven Springs Apartments	Burlington, MA	117,110	27,104	164,679	30	697	27,134	165,376	192,510	(16,375)	2021
Maison’s Landing	Salt Lake City, UT	102,120	14,890	152,592	343	1,736	15,233	154,328	169,561	(17,038)	2021
Sawyer Flats	Gaithersburg, MD	144,060	32,701	168,846	1,385	2,929	34,086	171,775	205,861	(18,127)	2021
Florida Affordable Housing Portfolio III
Various Properties (2)	Bradenton, FL	75,290	20,960	101,049	631	2,186	21,591	103,235	124,826	(15,593)	2021
Enclave on Woodbridge	Fernandina Beach, FL	25,690	6,407	36,228	56	783	6,463	37,011	43,474	(5,544)	2021
Charleston Place	Holly Hill, FL	17,520	5,930	21,309	91	935	6,021	22,244	28,265	(3,626)	2021
Brookwood Forest	Jacksonville, FL	23,560	4,250	35,025	223	948	4,473	35,973	40,446	(4,404)	2021
Various Properties (2)	Lakeland, FL	37,080	7,112	57,801	601	779	7,713	58,580	66,293	(7,927)	2021
Club at Sugar Mill	Port Orange, FL	14,260	4,449	15,946	114	669	4,563	16,615	21,178	(2,678)	2021
Nantucket Cove	Springhill, FL	15,800	4,592	20,167	99	425	4,691	20,592	25,283	(3,495)	2021
Various Properties (5)	Tampa, FL	73,610	26,276	96,632	621	1,211	26,897	97,843	124,740	(14,547)	2021
Savannah Bay	Tarpon Springs, FL	12,610	5,374	9,640	129	456	5,503	10,096	15,599	(2,066)	2021
Nantucket Bay	Temple Terrace, FL	15,150	6,364	18,782	147	239	6,511	19,021	25,532	(2,731)	2021
Raleigh Multifamily Portfolio
2600 Harvest Creek Place	Cary, NC	60,900	16,094	77,575	(11)	1,583	16,083	79,158	95,241	(7,496)	2021
5140 Copper Ridge Drive	Durham, NC	41,900	8,733	53,561	(6)	1,484	8,727	55,045	63,772	(5,388)	2021
1000 Henrico Lane	Morrisville, NC	68,600	12,383	86,037	(9)	1,680	12,374	87,717	100,091	(8,162)	2021
Various Properties (3)	Raleigh, NC	196,000	40,491	252,991	(28)	7,052	40,463	260,043	300,506	(21,174)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
South Florida Multifamily Portfolio
Bella Vista	Boca Raton, FL	$95,500	$13,144	$125,094	$3,987	$(2,954)	$17,131	$122,140	$139,271	$(11,030)	2021
Stonybrook	Boynton Beach, FL	67,600	12,346	81,036	740	1,659	13,086	82,695	95,781	(7,961)	2021
Centro Sunforest	Davie, FL	103,300	25,015	152,738	(3,584)	1,636	21,431	154,374	175,805	(14,614)	2021
SEG Multifamily Portfolio
Alta Mill Apartments	Austell, GA	62,965	13,213	82,343	(799)	13,236	12,414	95,579	107,993	(11,110)	2021
Estate on Quarry Lake Apartments	Austin, TX	45,403	9,565	59,725	(2,444)	12,857	7,121	72,582	79,703	(8,135)	2021
Various Properties (2)	Brunswick, GA	35,823	7,529	47,011	974	5,952	8,503	52,963	61,466	(8,105)	2021
Lodge at Mallard Creek	Charlotte, NC	35,524	7,816	48,785	(1,257)	9,644	6,559	58,429	64,988	(7,014)	2021
Brook Valley Apartments	Douglasville, GA	22,951	4,837	30,158	600	4,178	5,437	34,336	39,773	(4,509)	2021
Various Properties (4)	Everett, WA	137,405	31,576	198,984	(1,960)	28,693	29,616	227,677	257,293	(22,939)	2021
Towne Creek	Gainesville, GA	15,766	3,307	20,549	1,331	2,306	4,638	22,855	27,493	(2,973)	2021
Icon on the Greenway	Gastonia, NC	24,747	5,110	31,932	(1,696)	6,808	3,414	38,740	42,154	(4,954)	2021
Woodland Park Apartments	Greensboro, NC	18,173	3,484	27,201	1,557	(2,668)	5,041	24,533	29,574	(3,856)	2021
Estates at Bellwood Apartments	Greenville, SC	15,267	3,266	20,401	585	2,371	3,851	22,772	26,623	(3,558)	2021
Audubon Park Apartments	Hanahan, SC	26,144	5,397	33,706	(207)	5,415	5,190	39,121	44,311	(4,860)	2021
Waterford Landing Apartments	Hermitage, TN	25,745	5,616	64,899	(1,067)	(22,753)	4,549	42,146	46,695	(5,072)	2021
Various Properties (2)	High Point, NC	33,187	5,848	36,515	(517)	5,473	5,331	41,988	47,319	(5,980)	2021
Northtowne Village Apartments	Hixson, TN	17,463	3,621	41,985	(304)	(15,473)	3,317	26,512	29,829	(3,363)	2021
Revival on Main	Kennesaw, GA	47,897	9,920	61,794	(2,263)	11,819	7,657	73,613	81,270	(7,026)	2021
Various Properties (2)	Knoxville, TN	138,503	29,131	337,357	6,268	(132,374)	35,399	204,983	240,382	(31,339)	2021
Lee's Crossing	La Grange, GA	28,738	6,053	37,698	882	6,095	6,935	43,793	50,728	(6,218)	2021
Durant at Sugarloaf Apartments	Lawrenceville, GA	39,914	8,390	52,333	4,520	2,844	12,910	55,177	68,087	(7,708)	2021
Racquet Club	Lexington, KY	34,027	8,663	53,959	2,563	7,435	11,226	61,394	72,620	(8,005)	2021
Nickel Creek	Lynnwood, WA	33,229	8,062	50,855	(558)	9,433	7,504	60,288	67,792	(5,995)	2021
Northwood Apartments	Macon, GA	20,955	4,400	27,497	321	3,710	4,721	31,207	35,928	(4,587)	2021
Falls at Sope Creek	Marietta, GA	60,171	12,667	78,943	(98)	13,088	12,569	92,031	104,600	(10,049)	2021
Ashmore Bridge Estates Apartments	Mauldin, SC	27,341	5,548	42,280	679	(2,808)	6,227	39,472	45,699	(5,937)	2021
Waterstone at Murietta Apartments	Murieta, CA	83,122	18,884	117,823	(897)	18,780	17,987	136,603	154,590	(15,472)	2021
Wyndchase Bellevue Apartments	Nashville, TN	31,233	6,531	75,691	(2,562)	(25,067)	3,969	50,624	54,593	(5,498)	2021
Woodland Crossing Apartments	New Bern, NC	23,849	5,261	32,819	(1,846)	7,085	3,415	39,904	43,319	(5,198)	2021
Ranchstone	Parker, CO	74,540	17,012	126,989	(7,748)	5,133	9,264	132,122	141,386	(14,700)	2021
Gio Apartments	Plano, TX	86,714	22,546	140,590	(7,861)	(5,254)	14,685	135,336	150,021	(19,470)	2021
Grande Oaks	Roswell, GA	44,504	9,373	58,394	243	934	9,616	59,328	68,944	(7,635)	2021
Brandemere	Salem, NC	29,425	5,274	32,967	764	4,315	6,038	37,282	43,320	(5,641)	2021
Various Properties (2)	Savannah, GA	57,876	11,943	82,787	(1,529)	3,800	10,414	86,587	97,001	(11,194)	2021
Smoky Crossing Apartments	Seymour, TN	50,591	10,371	120,337	(68)	(44,553)	10,303	75,784	86,087	(10,419)	2021
Grove Veridian	Spartanburg, NC	12,074	2,555	15,966	363	1,847	2,918	17,813	20,731	(2,718)	2021
Patriot Point	Spring Lake, NC	18,886	3,238	20,253	275	2,626	3,513	22,879	26,392	(3,441)	2021
Retreat at Hidden Bay	St. Marys, GA	15,167	3,170	19,810	(295)	3,223	2,875	23,033	25,908	(3,146)	2021
Various Properties (11)	Waldorf, MD	259,942	57,581	359,089	37,208	22,343	94,789	381,432	476,221	(52,346)	2021
Various Properties (2)	Warner Robins, GA	38,916	8,171	51,003	2,705	4,828	10,876	55,831	66,707	(9,125)	2021
Various Properties (3)	Wilmington, NC	69,351	14,485	90,475	(85)	13,704	14,400	104,179	118,579	(13,044)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
National Affordable Housing Portfolio
Various Properties (3)	Austin, TX	$103,128	$18,627	$135,799	$(2,036)	$7,001	$16,591	$142,800	$159,391	$(16,690)	2021
Centre Court	Bradenton, FL	20,787	5,335	29,299	478	867	5,813	30,166	35,979	(4,903)	2021
Forest Glen	Durham, NC	13,345	2,975	10,821	1,073	(287)	4,048	10,534	14,582	(1,571)	2021
Rose Cove SLC	Farmington, UT	14,420	4,649	16,909	985	(16)	5,634	16,893	22,527	(2,102)	2021
Venice Cove FLL	Ft Lauderdale, FL	18,934	5,878	21,379	3,148	(2,533)	9,026	18,846	27,872	(2,484)	2021
Chelsea Commons	Greenacres, FL	30,349	12,348	44,910	(499)	1,823	11,849	46,733	58,582	(6,842)	2021
Hampton Ridge Jax	Jacksonville, FL	11,104	2,476	9,005	90	2,904	2,566	11,909	14,475	(1,708)	2021
San Marcos Villas	Lake Park, FL	50,042	18,054	65,663	(4,002)	6,220	14,052	71,883	85,935	(9,296)	2021
Mayflower Harbor	Lehi, UT	30,820	9,050	32,915	(526)	2,012	8,524	34,927	43,451	(4,359)	2021
Grande Court Sarasota	North Port, FL	16,087	5,010	18,221	991	(247)	6,001	17,974	23,975	(3,275)	2021
Commander Place	Orlando, FL	28,586	5,713	31,374	(1,072)	2,578	4,641	33,952	38,593	(4,018)	2021
Villas Shaver	Pasadena, TX	25,594	3,182	23,197	3,292	(2,742)	6,474	20,455	26,929	(3,611)	2021
Pemberly Palms	Vero Beach, FL	21,563	4,645	25,507	1,142	248	5,787	25,755	31,542	(3,888)	2021
Pasco Woods	Wesley Chapel, FL	21,146	4,511	24,772	53	728	4,564	25,500	30,064	(3,734)	2021
Colony Park	West Palm Beach, FL	21,214	6,626	24,101	862	216	7,488	24,317	31,805	(3,830)	2021
Central Park Portfolio (9 properties)	Denver, CO	329,898	74,722	532,982	1,466	7,588	76,188	540,570	616,758	(52,562)	2021
Mid-Atlantic Affordable Housing Portfolio II
Lakewood Villas ATL	Atlanta, GA	19,937	5,659	19,470	227	647	5,886	20,117	26,003	(3,014)	2022
Ivy Creek Buford	Buford, GS	30,731	6,784	36,309	524	647	7,308	36,956	44,264	(4,315)	2022
Various Properties (2)	Fredericksburg, VA	67,101	18,748	86,640	379	1,309	19,127	87,949	107,076	(8,983)	2022
Cobblestone Kennesaw	Kennesaw, GA	19,311	6,818	20,700	216	392	7,034	21,092	28,126	(2,834)	2022
Galaxy Silver Spring	Silver Springs, MD	36,418	9,832	54,956	323	783	10,155	55,739	65,894	(4,398)	2022
Sky Terrace	Stafford, VA	37,257	7,836	52,382	231	621	8,067	53,003	61,070	(5,197)	2022
Highland Warranton	Warranton, VA	18,211	6,136	17,652	378	256	6,514	17,908	24,422	(2,141)	2022
Texas and North Carolina Multifamily Portfolio
Watervue	Fort Worth, TX	69,831	12,114	81,045	327	490	12,441	81,535	93,976	(9,171)	2022
Bunker Hill	Houston, TX	64,451	5,855	79,938	134	502	5,989	80,440	86,429	(7,057)	2022
Regalia	Mansfield, TX	57,707	8,595	68,599	195	419	8,790	69,018	77,808	(7,174)	2022
Litchford	Raleigh, NC	53,535	11,588	70,431	99	339	11,687	70,770	82,457	(6,730)	2022
Whispering Creek	San Antonio, TX	35,229	5,025	42,064	333	468	5,358	42,532	47,890	(4,426)	2022
Phoenix Affordable Housing Portfolio
Desert Eagle	Glendale, AZ	28,171	8,420	37,708	255	1,220	8,675	38,928	47,603	(4,118)	2022
Various Properties (3)	Mesa, AZ	101,114	25,347	142,096	855	3,828	26,202	145,924	172,126	(14,889)	2022
Lake Pleasant Village	Peoria, AZ	23,579	7,346	31,972	316	610	7,662	32,582	40,244	(3,545)	2022
Various Properties (2)	Phoenix, AZ	59,683	13,992	73,080	682	1,935	14,674	75,015	89,689	(6,960)	2022
Summit Multifamily Portfolio
Vintage Amelia	Amelia Island, FL	37,759	8,015	57,141	252	(2,887)	8,267	54,254	62,521	(6,347)	2022
Vantage Ashland	Ashland City, TN	33,279	5,712	56,903	196	555	5,908	57,458	63,366	(5,880)	2022
Ethos Austin	Austin, TX	46,823	11,085	72,024	340	2,141	11,425	74,165	85,590	(7,681)	2022
Walnut Bastrop	Bastrop, TX	27,479	5,643	44,116	258	604	5,901	44,720	50,621	(4,534)	2022
Various Properties (2)	Burleson, TX	81,272	12,479	139,515	205	664	12,684	140,179	152,863	(12,959)	2022
Ethan Pointe	Burlington, NC	38,879	5,884	61,163	273	449	6,157	61,612	67,769	(6,400)	2022
Stonebriar Frisco	Frisco, TX	63,679	8,210	107,353	492	457	8,702	107,810	116,512	(9,052)	2022
Darby Holly Springs	Holly Springs, GA	50,693	11,933	82,863	199	284	12,132	83,147	95,279	(8,157)	2022
Various Properties (2)	Indianapolis, IN	80,786	10,047	135,908	753	2,316	10,800	138,224	149,024	(12,924)	2022
Orchard Hills	Jeffersonville, IN	36,393	5,720	52,149	167	1,396	5,887	53,545	59,432	(5,674)	2022
Various Properties (2)	Knoxville, TN	89,686	8,278	145,987	563	971	8,841	146,958	155,799	(12,530)	2022
Woodland Lakes Lansing	Lansing, MI	43,093	8,179	61,911	301	1,512	8,480	63,423	71,903	(8,022)	2022

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Various Properties (4)	Louisville, KY	$121,345	$17,123	$178,426	$722	$(2,134)	$17,845	$176,292	$194,137	$(17,560)	2022
Lakeside Marietta	Marietta, GA	70,893	14,659	124,095	339	1,141	14,998	125,236	140,234	(11,596)	2022
Reserve Maryville	Maryville, TN	29,093	6,455	37,771	181	2,529	6,636	40,300	46,936	(4,712)	2022
Vintage Juliet	Mt. Juliet, TN	54,311	4,981	84,725	97	331	5,078	85,056	90,134	(7,003)	2022
Various Properties (2)	Murfreesboro, TN	82,058	9,480	138,701	221	814	9,701	139,515	149,216	(12,463)	2022
Hickory Point Nashville	Nashville, TN	49,479	7,534	81,694	402	571	7,936	82,265	90,201	(8,133)	2022
Emerson Pflugerville	Pflugerville, TX	53,679	11,087	83,771	242	693	11,329	84,464	95,793	(8,657)	2022
Prinwood Place	Portage, MI	12,993	1,672	19,257	93	507	1,765	19,764	21,529	(2,114)	2022
Foxwood Raleigh	Raleigh, NC	94,380	20,149	142,196	182	1,021	20,331	143,217	163,548	(14,054)	2022
Sugar Flats SLC	Salt Lake City, UT	32,148	6,265	51,531	143	787	6,408	52,318	58,726	(4,082)	2022
Ranch 123 Apartments	Seguin, TX	20,993	4,347	43,170	158	222	4,505	43,392	47,897	(4,299)	2022
Vintage Tollgate	Thompson’s Station, TN	41,879	4,392	70,715	151	421	4,543	71,136	75,679	(6,262)	2022
Reserve Tuscaloosa	Tuscaloosa, AL	31,393	5,878	47,916	367	921	6,245	48,837	55,082	(4,984)	2022
Stonebrook Tyler	Tyler, TX	27,393	5,048	47,359	209	435	5,257	47,794	53,051	(4,701)	2022
Blue Multifamily Portfolio
Grand Dominion	San Antonio, TX	37,958	8,110	61,274	422	497	8,532	61,771	70,303	(6,009)	2022
Florida Affordable Housing Portfolio IV
Sonrise Villas	Fellsmere, FL	23,301	5,733	24,605	56	325	5,789	24,930	30,719	(3,160)	2022
Various Properties (2)	Lakeland, FL	19,778	6,864	21,559	135	429	6,999	21,988	28,987	(2,245)	2022
Overlook at Monroe	Sanford, FL	21,146	4,502	25,665	118	1,236	4,620	26,901	31,521	(2,933)	2022
Raintree Apartments	Clermont, FL	42,249	6,481	54,591	106	706	6,587	55,297	61,884	(4,275)	2022
Madison Cove	Gainesville, FL	9,080	2,409	8,111	20	267	2,429	8,378	10,807	(942)	2022
Various Properties (2)	Kissimmee, FL	92,897	16,861	110,587	(527)	934	16,334	111,521	127,855	(9,277)	2022
Mystic Pointe II	Orlando, FL	39,717	5,221	52,249	34	231	5,255	52,480	57,735	(3,861)	2022

Total Multifamily Properties		$9,075,399	$1,946,385	$12,325,962	$55,322	$164,495	$2,001,707	$12,490,457	$14,492,164	$(1,467,446)

Single-Family Rental Properties:
Amherst Single Family Residential Portfolio	Various	$239,756	$126,917	$202,836	$3,095	$17,460	$130,012	$220,296	$350,308	$(27,382)	2021 - 2022
Sunbelt Single-Family Rental Portfolio	Various	—	2,379	6,794	—	424	2,379	7,218	9,597	(1,020)	2021

Total Single-Family Rental Properties		$239,756	$129,296	$209,630	$3,095	$17,884	$132,391	$227,514	$359,905	$(28,402)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties:
Marshfield Industrial Portfolio (4 properties)	Baltimore, MD	$106,698	$21,720	$139,433	$188	$122	$21,908	$139,555	$161,463	$(18,109)	2020
Airport Logistics Park (6 properties)	Nashville, TN	35,000	7,031	53,728	1	96	7,032	53,824	60,856	(7,431)	2020
Denver/Boulder Industrial Portfolio (16 properties)	Louisville, CO	268,064	67,951	311,651	207	521	68,158	312,172	380,330	(36,242)	2021
Reno Logistics Portfolio (18 properties)	Sparks, NV	262,740	60,235	316,742	164	1,540	60,399	318,282	378,681	(40,050)	2021
Southwest Light Industrial Portfolio
Various Properties (4)	Las Vegas, NV	58,142	23,537	54,203	56	89	23,593	54,292	77,885	(6,261)	2021
Various Properties (11)	Phoenix, AZ	283,042	66,229	333,663	287	249	66,516	333,912	400,428	(32,685)	2021
American Industrial Center (25 properties)	Longwood, FL	83,700	47,553	90,772	(1,613)	(2,617)	45,940	88,155	134,095	(9,956)	2022
Middlebrook Crossroads (18 properties)	Bridgewood, NJ	66,566	49,370	62,650	686	641	50,056	63,291	113,347	(6,598)	2022
Northern Italy Industrial Portfolio (4 properties)	Various Provinces, Italy	40,488	14,509	65,804	(677)	(6,425)	13,832	59,379	73,211	(5,886)	2021
Norway Logistics Portfolio (2 properties)	Oslo, Norway	45,785	31,971	63,541	(5,466)	(9,430)	26,505	54,111	80,616	(3,883)	2022
Verona Oppeano (5 properties)	Oppeano VR, Italy	145,385	47,225	243,541	(1,396)	(7,214)	45,829	236,327	282,156	(15,682)	2022
Denmark Logistics Portfolio (10 properties)	Denmark	93,868	42,311	166,314	2,328	9,195	44,639	175,509	220,148	(13,451)	2022
Belgioioso Logistics	Greater Milan, Italy	56,366	18,857	72,460	1,723	6,717	20,580	79,177	99,757	(5,057)	2022

Total Industrial Properties		$1,545,844	$498,499	$1,974,502	$(3,512)	$(6,516)	$494,987	$1,967,986	$2,462,973	$(201,291)

Office Properties:
Florida Office Portfolio (11 properties)	Jacksonville, FL	$121,010	$53,465	$153,163	$4	$18,198	$53,469	$171,361	$224,830	$(38,816)	2019
Columbus Office Portfolio	Columbus, OH	53,024	3,013	50,064	118	3,099	3,131	53,163	56,294	(12,085)	2019
60 State Street	Boston, MA	418,073	-	478,150	472	25,203	472	503,353	503,825	(74,230)	2020
Nashville Office	Nashville, TN	164,152	21,647	229,183	-	899	21,647	230,082	251,729	(33,986)	2020
Stonebridge (3 properties)	Alpharetta, GA	64,500	15,205	101,624	-	4,351	15,205	105,975	121,180	(17,071)	2021
M Campus (2 properties)	Meudon, France	115,792	40,964	184,078	(1,996)	(19,082)	38,968	164,996	203,964	(12,585)	2021
Barcelona Mediacomplex	Barcelona, Spain	65,237	29,780	120,082	(658)	(1)	29,122	120,081	149,203	(7,628)	2022

Total Office Properties		$1,001,788	$164,074	$1,316,344	$(2,060)	$32,667	$162,014	$1,349,011	$1,511,025	$(196,401)

Self Storage Properties:
Morningstar Self-Storage Joint Venture
Alabaster	Alabaster, AL	$14,861	$2,313	$15,843	$(1,209)	$1,253	$1,104	$17,096	$18,200	$(1,338)	2021
OKC Bethany	Bethany, OK	4,160	1,688	5,486	1,849	(1,209)	3,537	4,277	7,814	(464)	2021
Mountain Brook	Birmingham, AL	15,056	5,723	14,463	(3,228)	3,280	2,495	17,743	20,238	(1,456)	2021
Ladson	Charleston, SC	7,965	2,044	7,688	(1,642)	1,688	402	9,376	9,778	(725)	2021
Various Properties (3)	Charlotte, NC	30,811	9,140	40,818	(2,028)	5,712	7,112	46,530	53,642	(3,608)	2021
Bryan/College Station	College Station, TX	9,921	3,036	17,786	(118)	370	2,918	18,156	21,074	(1,505)	2021
Cornelius	Cornelius, NC	8,663	3,217	13,736	(272)	472	2,945	14,208	17,153	(1,204)	2021
OKC Edmond	Edmond, OK	4,217	2,550	5,282	2,793	(1,164)	5,343	4,118	9,461	(464)	2021
Flagler Village	Ft Lauderdale, FL	-	6,979	34,644	8	131	6,987	34,775	41,762	(2,431)	2022
Lake Wylie	Lake Wylie, SC	7,476	2,928	5,947	(1,066)	1,070	1,862	7,017	8,879	(580)	2021
OKC Midwest City	Midwest City, OK	7,236	1,968	9,874	2,154	(2,176)	4,122	7,698	11,820	(813)	2021
Mooresville	Mooresville, NC	7,825	2,602	13,388	(50)	128	2,552	13,516	16,068	(1,115)	2021
Campbell Station	Nashville, TN	11,388	4,563	12,615	1,059	(1,060)	5,622	11,555	17,177	(1,053)	2021
OKC Norman	Norman, OK	6,250	1,342	8,634	1,469	(1,903)	2,811	6,731	9,542	(697)	2021
Various Properties (5)	Oklahoma City, OK	19,967	4,977	27,249	5,662	(6,171)	10,639	21,078	31,717	(2,272)	2021
FL Mall	Orlando, FL	7,881	1,949	6,803	(103)	190	1,846	6,993	8,839	(574)	2021
Various Properties (2)	San Antonio, TX	13,694	4,380	17,399	(1,507)	1,640	2,873	19,039	21,912	(1,562)	2021
Rea	Waxhaw, NC	15,999	4,661	24,139	(1,888)	1,962	2,773	26,101	28,874	(2,052)	2021
Highway 78	Wylie, TX	7,392	3,098	10,714	(969)	1,065	2,129	11,779	13,908	(971)	2021

Total Self-Storage Properties		$200,762	$69,158	$292,508	$914	$5,278	$70,072	$297,786	$367,858	$(24,884)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Other Properties:
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	$23,833	$13,890	$33,673	$6	$2,320	$13,896	$35,993	$49,889	$(5,615)	2019
Residence Inn Cleveland	Cleveland, OH	11,615	2,867	19,944	344	2,938	3,211	22,882	26,093	(3,536)	2019
Exchange on Erwin - Commercial (2 properties)	Durham, NC	24,908	13,492	20,157	1	347	13,493	20,504	33,997	(4,061)	2019
Barlow	Chevy Chase, MD	108,160	31,902	112,291	208	5,355	32,110	117,646	149,756	(17,159)	2020
Marketplace at the Outlets	West Palm Beach, FL	79,000	41,833	83,890	6	795	41,839	84,685	126,524	(12,852)	2021

Total Other Properties		$247,516	$103,984	$269,955	$565	$11,755	$104,549	$281,710	$386,259	$(43,223)

Portfolio Total		$12,311,065	$2,911,396	$16,388,901	$54,324	$225,563	$2,965,720	$16,614,464	$19,580,184	$(1,961,647)

__________

(1)
Encumbrances excludes approximately $0.5 billion of outstanding mortgage notes held as of December 31, 2024, associated with properties classified as held-for-sale.
(2)
Refer to Note 2 to the Company’s consolidated financial statements for details of depreciable lives.
(3)
As of December 31, 2024, the aggregate cost basis for tax purposes was $20.1 billion.

The total included on Schedule III above does not include furniture, fixtures and equipment totaling $272.5 million and right-of-use operating lease assets of $105.2 million. Accumulated Depreciation does not include $156.1 million of accumulated depreciation related to furniture, fixtures and equipment assets. The total included on Schedule III above also does not include assets that are held-for-sale.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) – Continued

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real Estate(1):
Balance at the beginning of year	$21,061,744	$23,161,692
Additions during the year:
Building and building improvements	137,879	152,709
Land and land improvements	24,272	29,205
Furniture, fixtures and equipment	5,534	10,579
Dispositions during the year:
Building and building improvements	(261,465)	(1,649,905)
Land and land improvements	(91,188)	(416,215)
Furniture, fixtures and equipment	(18,605)	(37,517)
Impairment of investments in real estate	(150,392)	(188,804)
Assets held-for-sale	(855,074)	—
Balance at the end of the year	$19,852,705	$21,061,744

Accumulated depreciation(2):
Balance at the beginning of the year	$(1,578,637)	$(1,013,703)
Accumulated depreciation, net of dispositions	(630,327)	(564,934)
Accumulated depreciation on assets held-for-sale	91,200	—
Balance at the end of the year	$(2,117,764)	$(1,578,637)

__________

(1)
Real estate includes furniture, fixtures and equipment totaling $272.5 million and $304.7 million for the years ended December 31, 2024 and 2023, respectively. Real estate excludes right-of-use operating lease assets of $105.2 million for the years ended December 31, 2024 and 2023.
(2)
Accumulated depreciation excludes amortization on right-of-use operating lease assets of $9.9 million and $8.0 million for the years ended December 31, 2024 and 2023.