Form 10-Q
period 2025-03-31
Starwood Real Estate Income Trust, Inc.
filed 2025-05-09
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 9, 2025, the registrant had the following shares outstanding: 5,012,061 shares of Class T common stock, 179,871,088 shares of Class S common stock, 25,310,576 shares of Class D common stock and 189,418,512 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$17,253,122	$17,830,254
Investment in real estate debt	857,968	852,461
Investments in unconsolidated real estate ventures	333,640	420,861
Cash and cash equivalents	270,366	281,512
Restricted cash	235,172	241,422
Other assets	674,276	1,365,479
Total assets	$19,624,544	$20,991,989
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$11,924,839	$12,744,587
Secured financings on investment in real estate debt, net	471,108	467,988
Unsecured line of credit	1,085,500	1,362,000
Other liabilities	469,834	447,095
Subscriptions received in advance	13,004	1,113
Due to affiliates	264,797	275,601
Total liabilities	14,229,082	15,298,384

Commitments and contingencies	—	—
Redeemable non-controlling interests	423,447	434,878

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 5,039,393 and 5,055,645 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	50	51
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 180,683,234 and 181,391,241 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,807	1,814
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 25,448,375 and 25,928,114 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	254	259
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 189,735,122 and 189,397,713 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,897	1,894
Additional paid-in capital	8,909,476	8,932,123
Accumulated other comprehensive loss	(28,548)	(50,756)
Accumulated deficit and cumulative distributions	(3,984,319)	(3,691,379)
Total stockholders’ equity	4,900,617	5,194,006
Non-controlling interests in consolidated joint ventures	71,398	64,721
Total equity	4,972,015	5,258,727
Total liabilities and equity	$19,624,544	$20,991,989

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$394,050	$413,083
Other revenue	6,215	10,967
Total revenues	400,265	424,050
Expenses
Property operating	171,105	179,657
General and administrative	9,654	12,492
Management fees	22,766	31,996
Performance participation allocation	—	—
Depreciation and amortization	172,850	186,398
Total expenses	376,375	410,543
Other expense
Loss from unconsolidated real estate ventures	(1,829)	(3,968)
Income from investments in real estate debt, net	19,636	40,497
Net gain on dispositions of real estate	9,690	2,083
Interest expense	(152,227)	(154,033)
Other (expense) income, net	(86,734)	15,628
Total other expense	(211,464)	(99,793)
Net loss	$(187,574)	$(86,286)
Net loss attributable to non-controlling interests in consolidated joint ventures	$1,079	$187
Net loss attributable to non-controlling interests in Operating Partnership	9,315	4,753
Net loss attributable to stockholders	$(177,180)	$(81,346)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.19)
Weighted-average shares of common stock outstanding, basic and diluted	400,996,211	420,777,452

Comprehensive loss:
Net loss	$(187,574)	$(86,286)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	22,208	(9,613)
Other comprehensive income (loss)	$22,208	$(9,613)
Comprehensive loss	$(165,366)	$(95,899)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	(1)	—	(4)	18	31,135	—	—	31,148	—	31,148
Offering costs, net	—	—	—	—	71	—	—	71	(366)	(295)
Distribution reinvestments	—	9	1	7	37,327	—	—	37,344	—	37,344
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(16)	(2)	(22)	(87,288)	—	—	(87,328)	—	(87,328)
Net loss ($9,315 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(177,180)	(177,180)	(1,079)	(178,259)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,361	11,361
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,239)	(3,239)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(115,760)	(115,760)	—	(115,760)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208	—	22,208
Allocation to redeemable non-controlling interest	—	—	—	—	(4,102)	—	—	(4,102)	—	(4,102)
Balance at March 31, 2025	$50	$1,807	$254	$1,897	$8,909,476	$(28,548)	$(3,984,319)	$4,900,617	$71,398	$4,972,015

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued (transferred)	(1)	3	2	34	89,674	—	—	89,712	—	89,712
Offering costs, net	—	—	—	—	17,393	—	—	17,393	—	17,393
Distribution reinvestments	—	10	2	9	48,672	—	—	48,693	—	48,693
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(90)	(14)	(117)	(514,295)	—	—	(514,516)	—	(514,516)
Net loss ($4,753 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(81,346)	(81,346)	(187)	(81,533)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(615)	(615)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(120,783)	(120,783)	—	(120,783)
Other comprehensive loss	—	—	—	—	—	(9,613)	—	(9,613)	—	(9,613)
Allocation to redeemable non-controlling interest	—	—	—	—	(13,630)	—	—	(13,630)	—	(13,630)
Balance at March 31, 2024	$52	$1,873	$265	$1,956	$9,269,243	$(25,342)	$(2,739,431)	$6,508,616	$43,512	$6,552,128

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(187,574)	$(86,286)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	22,766	31,996
Performance participation allocation	—	—
Depreciation and amortization	172,850	186,398
Amortization of deferred financing costs	7,197	6,392
Straight-line rent amortization	(1,368)	(3,403)
Deferred income amortization	(4,120)	(6,253)
Unrealized loss (gain) on changes in fair value of financial instruments	89,952	(35,179)
Foreign currency (gain) loss	(644)	20,295
Amortization of restricted stock grants	210	210
Net gain on dispositions of investments in real estate	(9,690)	(2,083)
Realized loss on sale of investments in real estate debt	—	1,468
Loss from unconsolidated real estate ventures	1,829	3,968
Distributions of earnings from unconsolidated real estate ventures	7,550	389
Other items	(3,611)	(2,172)
Change in assets and liabilities
Decrease in other assets	24,885	16,585
Decrease in due to affiliates	(2,128)	(2,836)
Decrease in other liabilities	(32,858)	(11,243)
Net cash provided by operating activities	85,246	118,246
Cash flows from investing activities
Proceeds from dispositions of real estate	1,047,404	77,450
Capital improvements to real estate	(31,938)	(32,887)
Return of capital from unconsolidated real estate ventures	77,842	—
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	—	110,602
Purchase of derivative instruments	(2,407)	(15)
Proceeds from derivative contracts	24,922	6,140
Net cash provided by investing activities	1,115,823	161,290
Cash flows from financing activities
Proceeds from issuance of common stock, net	7,053	44,157
Offering costs paid	(7,911)	(11,058)
Subscriptions received in advance	13,004	11,569
Repurchases of common stock	(87,328)	(514,516)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	74,088	588,500
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(1,137,042)	(314,604)
Payment of deferred financing costs	—	(89)
Contributions from non-controlling interests	11,361	—
Distributions to non-controlling interests	(3,239)	(615)
Distributions	(84,692)	(79,963)
Net cash used in financing activities	(1,214,706)	(276,619)
Effect of exchange rate changes	(3,759)	4,313
Net change in cash and cash equivalents and restricted cash	(17,396)	7,230
Cash and cash equivalents and restricted cash, beginning of the year	522,934	540,635
Cash and cash equivalents and restricted cash, end of the period	$505,538	$547,865
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$270,366	$316,144
Restricted cash	235,172	231,721
Total cash and cash equivalents and restricted cash	$505,538	$547,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$206,545	$241,384
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(367)	$(17,858)
Issuance of Class I shares for payment of management fee	$22,984	$32,331
Accrued distributions	$40,555	$41,625
Distribution reinvestment	$37,344	$48,693
Allocation to redeemable non-controlling interests	$4,102	$13,630
Accrued capital expenditures	$1,279	$4,308

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

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of March 31, 2025, the Company had received aggregate net proceeds of $14.1 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of March 31, 2025, the Company has raised approximately $37.0 million in gross offering proceeds through the DST Program.

As of March 31, 2025, the Company owned 404 consolidated real estate properties, 917 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investments in Real Estate Debt. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recasted to conform with current period presentation. Financial results by segment are reported in Note 15.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company has a DST Program to raise capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. Under the DST Program, each private placement offers interest in one or more DST Properties. DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interest of real properties sold to investors pursuant to such private placements are leased-back to a wholly owned subsidiary of the Operating Partnership on a long-term basis through January 2, 2031, unless sooner terminated pursuant to master lease agreements. These master lease agreements are fully guaranteed by the Operating Partnership in the form of demand notes capitalizing the lessee. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the DSTs from the investors at a later time in exchange for Operating Partnership units.

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

As of March 31, 2025 and December 31, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties were $161.6 million and $163.0 million, respectively.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion and $0.1 billion, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of March 31, 2025 and December 31, 2024, due to certain intercompany eliminations upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments in Real Estate

Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further details of the GAAP treatment regarding the Company’s investments in real estate.

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

During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charges on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of March 31, 2025, one retail property included within the Other properties segment and 19 single-family rental properties met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale.

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

During the three months ended March 31, 2024, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.1 million. The Company’s securities portfolio was completely disposed of by June 30, 2024. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company’s derivative financial instruments are reported at fair value and are recorded within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s non-performance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data).

The fair values of the Company’s foreign currency forward contracts are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, secured credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of March 31, 2025.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$857,968	$857,968	$—	$—	$852,461	$852,461
Derivatives	—	268,578	—	268,578	—	368,871	—	368,871
Total	$—	$268,578	$857,968	$1,126,546	$—	$368,871	$852,461	$1,221,332

Liabilities:
Derivatives	$—	$21,223	$—	$21,223	$—	$9,505	$—	$9,505
Total	$—	$21,223	$—	$21,223	$—	$9,505	$—	$9,505

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2024	$852,461
Included in net loss
Foreign currency exchange gain	5,507
Balance as of March 31, 2025	$857,968

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Investment in real estate debt	$857,968	Discounted Cash Flow	Discount Rate	9.3%	Increase

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Investment in real estate debt	$852,461	Discounted Cash Flow	Discount Rate	9.5%	Decrease

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

During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charges on investments in real estate.

As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s remaining impaired assets was $140.3 million and $856.1 million, respectively. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s remaining impaired assets was $138.3 million and $855.6 million, respectively. The estimated fair values of the impaired properties held as of March 31, 2025 and December 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $367.7 million and $423.3 million below the outstanding principal balance, respectively.

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

The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain foreign jurisdictions where the Company owns real estate assets has adopted legislation. The Company does not expect Pillar 2 to have a material impact on the Company’s effective tax rate or the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three months ended March 31, 2025 and 2024, the Company recognized an income tax expense of ($0.4) million and an income tax benefit of $4.4 million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $36.6 million and $35.5 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In December 2023, Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) — Improvements to Income Tax Disclosures” (“ASU 2023-09”), which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on the consolidated financial statements and related disclosures.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$16,301,043	$16,614,464
Land and land improvements	2,801,112	2,965,720
Furniture, fixtures and equipment	270,089	272,521
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,477,474	19,957,935
Accumulated depreciation and amortization	(2,224,352)	(2,127,681)
Investments in real estate, net	$17,253,122	$17,830,254

__________

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended March 31, 2025, the Company sold an aggregate of $1.0 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.3 billion. During the three months ended March 31, 2025, the Company recorded $9.7 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property and 16 single-family rental units.

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

Investments in Real Estate - Held-for-sale

As of March 31, 2025, one retail property included within the Other properties segment and 19 single-family rental units met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	March 31, 2025	December 31, 2024
Assets:
Investments in real estate, net	$119,813	$679,121
Other assets	10,825	6,553
Total assets	$130,638	$685,674

Liabilities:
Mortgage notes, net	$77,608	$12,602
Other liabilities	9,730	5,655
Total liabilities	$87,338	$18,257

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	March 31, 2025	December 31, 2024
Extended Stay Portfolio	Other	July 2022	196	45%	$323,743	$411,309
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,897	9,552
Total investments in unconsolidated real estate ventures					$333,640	$420,861

The following table details the Company’s (loss) income from equity investments in unconsolidated real estate ventures ($ in thousands):

		Three Months Ended March 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2025	2024
Extended Stay Portfolio	Other	$(2,174)	$(5,056)
Fort Lauderdale Hotel	Other	345	1,088
Total loss from unconsolidated real estate ventures		$(1,829)	$(3,968)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets: (1)
In-place lease intangibles	$193,084	$226,714
Above-market lease intangibles	34,856	35,344
Other	35,352	35,345
Total intangible assets	263,292	297,403
Accumulated amortization:
In-place lease amortization	(87,780)	(106,980)
Above-market lease amortization	(16,585)	(16,348)
Other	(12,692)	(12,130)
Total accumulated amortization	(117,057)	(135,458)
Intangible assets, net	$146,235	$161,945
Intangible liabilities: (2)
Below-market lease intangibles	$59,411	$74,189
Total intangible liabilities	59,411	74,189
Accumulated amortization:
Below-market lease amortization	(23,574)	(26,588)
Total accumulated amortization	(23,574)	(26,588)
Intangible liabilities, net	$35,837	$47,601

__________

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2025 (remaining)	$17,291	$2,876	$2,021	$(3,807)
2026	19,358	3,560	2,695	(4,685)
2027	16,158	3,019	2,695	(4,197)
2028	13,065	2,450	2,695	(3,804)
2029	10,774	2,295	2,695	(3,330)
Thereafter	28,658	4,071	9,859	(16,014)
	$105,304	$18,271	$22,660	$(35,837)

5.
Investments in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of March 31, 2025 and December 31, 2024 ($ in thousands):

		March 31, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$857,968
Total investment in real estate debt	1	B + 4.75%	June 2027	$956,877	$857,968

		December 31, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$852,461
Total investment in real estate debt	1	B + 4.75%	June 2027	$956,877	$852,461

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

During the three months ended March 31, 2025, the Company did not record any net realized gains or losses on its investments in real estate debt. During the three months ended March 31, 2024, the Company recorded net realized losses resulting from sales on a portion of its investments in real estate debt securities of $1.5 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of March 31, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.00%	March 2031	N/A	$2,742,287	$2,978,914
Total fixed rate loans				2,742,287	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.84%	October 2027	N/A	9,069,429	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$163,071	163,071	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,232,500	9,823,086
Total loans secured by the Company’s properties				11,974,787	12,802,000
Deferred financing costs, net				(43,639)	(51,246)
Discount on assumed debt, net				(6,309)	(6,167)
Mortgage notes and secured credit facilities, net				$11,924,839	$12,744,587

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
(4)
Excludes a $79.0 million mortgage loan on a property classified as held-for-sale as of March 31, 2025. Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024.
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

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of March 31, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$1,216,002
2026	4,465,681
2027	1,938,828
2028	334,035
2029	193,550
Thereafter	3,826,691
Total	$11,974,787

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $30.1 million for leasing commissions and tenant and building improvements.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of March 31, 2025 and December 31, 2024, respectively.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			March 31, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$857,968	$471,108
			$857,968	$471,108

			December 31, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$852,461	$467,988
			$852,461	$467,988

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.
(2)
Outstanding balance is reflected net of $0.8 million and $0.9 million of unamortized deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.

8.
Unsecured Line of Credit

In May 2024, the Company entered into an amendment to extend its unsecured line of credit with borrowing capacity of approximately $1.6 billion for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the unsecured line of credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the unsecured line of credit is guaranteed by the Company.

As of March 31, 2025 and December 31, 2024, there were approximately $1.1 billion and $1.4 billion of borrowings outstanding on the unsecured line of credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2025	December 31, 2024
Derivative instruments	$268,578	$368,871
Intangible assets, net	146,235	161,945
Held-for-sale assets	130,638	685,674
Receivables	97,255	106,545
Prepaid expenses	13,061	23,920
Deferred financing costs, net	12,994	14,671
Deferred tax assets	976	—
Interest receivable	866	216
Other	3,673	3,637
Total other assets	$674,276	$1,365,479

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Held-for-sale liabilities	$87,338	$18,257
Accounts payable and accrued expenses	59,220	74,097
Accrued interest expense	52,988	58,650
Real estate taxes payable	49,883	68,784
Tenant security deposits	41,640	41,880
Distributions payable	40,555	40,612
Deferred tax liabilities	37,579	35,485
Intangible liabilities, net	35,837	47,601
Derivative instruments	21,223	9,505
Right-of-use liability - operating leases	12,303	12,328
Other taxes payable	11,912	10,267
Deferred income	9,270	8,430
Deposits received on pending sales	5,000	14,790
Other	5,086	6,409
Total other liabilities	$469,834	$447,095

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

Interest Rate Contracts

Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate in addition to its secured financings of investment in real estate debt. The Company uses derivative financial instruments, which includes interest rate caps and swaps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	March 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	68		$8,903,819	2.2%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.8
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.3
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.9
Total interest rate derivatives	75			2.2%		1.1

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	69		$9,401,374	2.1%	SOFR	1.3
Interest Rate Caps - Property debt	3		€109,905	1.0%	EURIBOR	0.4
Interest Rate Swaps - Property debt	1		$120,061	0.8%	SOFR	0.2
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.1
Total interest rate derivatives	78			2.1%		1.4

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	March 31, 2025			December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	30		€521,610	40		€528,759
Buy USD/Sell DKK Forward	5	DKK	1,146,784	8	DKK	1,210,016
Buy USD/Sell AUD Forward	5	AUD	621,759	5	AUD	621,759
Buy USD/Sell NOK Forward	10	NOK	404,700	12	NOK	412,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate derivatives	$235,060	$325,991	$—	$—
Foreign currency forward contracts	33,518	42,880	21,223	9,505
Total derivatives	$268,578	$368,871	$21,223	$9,505

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest Rate Caps - Property debt	Unrealized (loss) gain(1)	$(68,049)	$11,329
Interest Rate Swaps - Property debt	Unrealized loss(1)	(824)	(49)
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(21,079)	18,789
Foreign Currency Forward Contracts	Realized gain(1)	837	2,215
Interest Rate Caps - Property debt	Realized gain(1)	608	—
Total		$(88,507)	$32,284

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

11.
Equity and Redeemable Non-controlling Interests

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of March 31, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2025
	Class T	Class S	Class D	Class I	Total
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713
Common stock shares issued (1)	(39,018)	40,661	(353,540)	1,786,932	1,435,035
Distribution reinvestment plan shares issued	34,788	867,873	74,717	739,005	1,716,383
Common stock shares repurchased	(12,022)	(1,616,541)	(200,916)	(2,188,528)	(4,018,007)
March 31, 2025	5,039,393	180,683,234	25,448,375	189,735,122	400,906,124

	Three Months Ended March 31, 2024
	Class T	Class S	Class D	Class I	Total
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244
Common stock shares issued (1)	(78,520)	346,224	223,950	3,346,837	3,838,491
Distribution reinvestment plan shares issued	37,181	981,482	169,241	900,756	2,088,660
Common stock shares repurchased	(58,857)	(9,022,408)	(1,431,729)	(11,655,369)	(22,168,363)
March 31, 2024	5,181,829	187,328,914	26,474,013	195,582,276	414,567,032

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

For the three months ended March 31, 2025, the Company repurchased 4.0 million shares of common stock, representing a total of $87.3 million. For the three months ended March 31, 2024, the Company repurchased 22.2 million shares of common stock, representing a total of $514.5 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2025
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0456)	(0.0456)	(0.0132)	—
Net distributions declared per share of common stock	$0.2649	$0.2649	$0.2973	$0.3105

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(6,016)	(3,299)	(9,315)
Distributions	(4,016)	(2,202)	(6,218)
Fair value allocation	2,649	1,453	4,102
Balance at March 31, 2025	$273,489	$149,958	$423,447

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(3,062)	(1,691)	(4,753)
Distributions	(4,236)	(2,218)	(6,454)
Fair value allocation	9,431	4,199	13,630
Balance at March 31, 2024	$297,825	$164,460	$462,285

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

During the three months ended March 31, 2025 and 2024, the Company incurred management fees of $22.8 million and $32.0 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2025, the Company issued 354,652 unregistered Class I shares to the Advisor as payment for the $7.7 million management fee accrued as of December 31, 2024. For the three months ended March 31, 2025, the Company issued 708,796 unregistered Class I shares to the Advisor as payment for the management fee incurred through February 2025 and also had a payable of $7.5 million related to the management fee as of March 31, 2025, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In April 2025, the Company issued 353,879 unregistered Class I shares to the Advisor as payment for the $7.5 million management fee accrued as of March 31, 2025. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2025 and 2024, the Company did not recognize a performance participation allocation as certain thresholds were not achieved.

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

Related Party Share Ownership

As of March 31, 2025, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $536.5 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares outside of its share repurchase plan.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$253,035	$262,264
Performance participation allocation	—	—
Accrued management fee	7,482	7,701
Advanced operating expenses	935	1,844
Accrued affiliate service provider expenses	3,345	3,792
Total	$264,797	$275,601

Accrued stockholder servicing fee

The Company accrues the full amount of the future stockholder servicing fees payable to the Starwood Capital, L.L.C. (the “Dealer Manager”) for Class T shares, Class S shares, and Class D shares up to the 8.75% limit at the time such shares are sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees and all or a portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2025 and 2024, the Company incurred approximately $7.9 million and $7.2 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2025 and 2024, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended March 31, 2025, the Company incurred approximately $0.1 million of expenses for services provided by Essex. During the three months ended March 31, 2024, the amounts incurred for services provided by Essex were an insignificant amount.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three months ended March 31, 2025 and 2024, the Company incurred approximately $0.1 million and $0.1 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2025 and 2024, the amounts incurred for services provided were an insignificant amount, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short-term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three months ended March 31, 2025 and 2024, the Company incurred approximately $0.4 million and $0.6 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three months ended March 31, 2025 and 2024, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.1 million, respectively.

Advanced operating expenses

For the three months ended March 31, 2025 and 2024, the Advisor had incurred approximately $4.2 million and $4.5 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor one month in arrears.

DST Program expenses

During the three months ended March 31, 2025, the Company incurred an insignificant amount of expenses in connection with the DST Program. No expenses were incurred by the Company in connection with the DST Program during the three months ended March 31, 2024.

13.
Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2025 ($ in thousands):

Year	Operating Leases
2025 (remaining)	$535
2026	714
2027	714
2028	714
2029	714
Thereafter	24,353
Total undiscounted future lease payments	27,744
Difference between undiscounted cash flows and discounted cash flows	(15,441)
Total lease liability	$12,303

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of March 31, 2025, the weighted average remaining lease term of the Company’s operating leases was 35 years.

Payments under the Company’s ground leases contain fixed payment components. The Company’s ground leases contained escalations prior to the Company’s hold period.

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, office and other properties. Leases at the Company’s industrial, office and certain other properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and certain other properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office and certain other properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily and certain other properties, including single-family rental and self-storage properties, primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily and certain other properties, including single-family rental and self-storage properties, are short term in nature, generally not greater than 12 months in length.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Fixed lease payments	$360,306	$372,094
Variable lease payments	33,744	40,989
Rental revenue	$394,050	$413,083

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and certain other properties as of March 31, 2025 ($ in thousands). Leases at the Company’s multifamily and certain other properties, including single-family and self-storage properties, are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025 (remaining)	$200,785
2026	249,909
2027	227,187
2028	192,947
2029	168,226
Thereafter	391,463
Total	$1,430,517

15.
Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Office properties, Investments in real estate debt and Other properties. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recasted to conform with current period presentation. The chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, net gain on dispositions of real estate, interest expense, other (expense) income, net and impairment of investments in real estate, by segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2025	December 31, 2024
Multifamily	$13,426,439	$14,451,751
Industrial	2,217,946	2,442,951
Office	1,535,300	1,571,229
Other properties(1)	1,408,347	1,519,640
Investments in real estate debt	857,968	852,461
Other (Corporate)	178,544	153,957
Total assets	$19,624,544	$20,991,989

__________

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$296,971	$38,187	$40,704	$18,188	$—	$394,050
Other revenue	3,841	77	62	2,235	—	6,215
Total revenues	300,812	38,264	40,766	20,423	—	400,265
Expenses:
Property operating	136,115	9,647	15,606	9,737	—	171,105
Total segment expenses	136,115	9,647	15,606	9,737	—	171,105
Loss from unconsolidated real estate ventures	—	—	—	(1,829)	—	(1,829)
Income from investments in real estate debt, net	—	—	—	—	19,636	19,636
Segment net operating income	$164,697	$28,617	$25,160	$8,857	$19,636	$246,967

General and administrative						(9,654)
Management fees						(22,766)
Depreciation and amortization						(172,850)
Net gain on dispositions of real estate						9,690
Interest expense						(152,227)
Other expense, net						(86,734)
Net loss						$(187,574)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,079
Net loss attributable to non-controlling interests in Operating Partnership						9,315
Net loss attributable to stockholders						$(177,180)

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$302,569	$47,938	$42,527	$20,049	$—	$413,083
Other revenue	2,872	28	43	8,024	—	10,967
Total revenues	305,441	47,966	42,570	28,073	—	424,050
Expenses:
Property operating	138,326	11,953	15,028	14,350	—	179,657
Total segment expenses	138,326	11,953	15,028	14,350	—	179,657
Loss from unconsolidated real estate ventures	—	—	—	(3,968)	—	(3,968)
Income from investments in real estate debt, net	—	—	—	—	40,497	40,497
Segment net operating income	$167,115	$36,013	$27,542	$9,755	$40,497	$280,922

General and administrative						(12,492)
Management fees						(31,996)
Depreciation and amortization						(186,398)
Net gain on dispositions of real estate						2,083
Interest expense						(154,033)
Other income, net						15,628
Net loss						$(86,286)
Net loss attributable to non-controlling interests in consolidated joint ventures						187
Net loss attributable to non-controlling interests in Operating Partnership						4,753
Net loss attributable to stockholders						$(81,346)

16.
Subsequent Events

Financing and Capital Activity

During the period from April 1, 2025 through May 9, 2025, the Company repurchased $0.1 billion of common stock through its share repurchase plan.

During the period from April 1, 2025 through May 9, 2025, the Company repurchased outside of its share repurchase plan 811,079 Class I shares, held by certain officers and directors for total consideration of $17.4 million.

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

You should carefully review Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of May 9, 2025, we had received net proceeds of $14.1 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

As of March 31, 2025, we have raised approximately $37.0 million in gross offering proceeds through the DST Program.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details.

Recent Developments

Business Outlook

Performance Update

Since our inception, our asset allocation and market selection has provided attractive risk-adjusted returns for investors. As of March 31, 2025, we have delivered a 6.3% inception-to-date annualized return as well as a 5.8% annualized distribution rate on our Class I shares, which is approximately 9.8% on a tax-equivalent basis for investors in the highest income tax bracket. We remain strategically positioned with 91% of our portfolio allocated to asset classes with strong long-term fundamentals, including affordable housing, market-rate apartments, industrial and floating-rate real estate loans. In addition, our assets are approximately 80% located in the sunbelt markets, which benefit from outsized long-term demand drivers including population growth, job growth and superior affordability. Another 9% is invested internationally for diversification and high barriers to new supply.

Amid today’s economic uncertainty and stock market volatility, real estate offers tangible, income-generating assets with low correlation to public market fluctuations, making it an effective portfolio diversifier. The tariff events are likely to cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation.

Portfolio Update

We remain overweight in rental residential (71% of assets under management (“AUM”)). Demand for multifamily apartments has remained solid through the last several quarters due to relative affordability compared to homeownership. Our average multifamily rent of $1,527 per month was approximately 46% lower than the median U.S. mortgage payment as of March 31, 2025. In addition, multifamily construction starts are down 50-60% from peak. Furthermore, tariffs and lower immigration should add pressure to new construction material and labor cost, which we anticipate will lead to a continued decline in new supply and improving fundamentals starting next year. The rent-to-income of our portfolio is also a healthy 23%, providing room for rent growth once new construction deliveries subside starting in 2026. On a blended basis in the first quarter of 2025, our multifamily portfolio experienced 2% rent growth and maintained 95% occupancy.

Within rental residential, our affordable housing portfolio (23% of AUM) remains a key differentiator with strong rent growth driven by formulaic rent increases determined by consumer price index and wage growth. We received our max allowable rent increases from HUD in April 2025 and will be permitted to increase rents on our affordable housing assets by nearly 7% in the future. In addition, another approximately 2% of 2025 our allowable rent increases have been deferred, which should extend the period of steady rent growth. Rental residential remains structurally undersupplied and has historically remained well leased during periods of slower economic growth – which may occur to the extent tariffs remain in-place for a prolonged period of time.

Our industrial portfolio (12% of AUM) is primarily comprised of in-fill, last mile or infrastructure centric assets, which have been more insulated from supply growth. Our releasing spreads were approximately a positive 45% in the first quarter of 2025 and approximately 46% over the trailing twelve months. There is significant growth potential over the next several years with market rents approximately 20% above current in-place rents and market rents in our markets continuing to grow at approximately 2% year-over-year in the first quarter of 2025. Similar to multifamily, industrial fundamentals should also benefit from significant decline in new supply starting next year with construction starts down approximately 60-70% from peak. While it’s difficult to decipher the impact of tariffs on warehouse demand, the trends of (i) delivering goods to customers faster and (ii) any on-shoring / manufacturing re-investment activity should increase demand.

Across our Condensed Consolidated Balance Sheet, we have emphasized downside protection with approximately 86% of our secured property debt currently being fixed-rate or hedged, and having three-and-a-half years of duration remaining. At present, our portfolio has an average cost of debt of approximately 3.9% with limited near-term loan maturities.

Liquidity

We continue to prioritize generating liquidity for stockholders submitting share repurchase requests, while also staying focused on protecting and maximizing value for our stockholders who remain fully invested. This requires picking the right spots to generate liquidity as the markets continue to improve. Since our inception, we have provided approximately $5 billion of repurchase liquidity to investors.

As of March 31, 2025, our current liquidity stands at approximately $0.9 billion, representing approximately 10% of NAV. Through patient asset sales we were able to increase liquidity by approximately $0.3 billion while also providing $0.4 billion of liquidity to investors through our share repurchase program. Through the end of April 2025, we have successfully executed select asset sales totaling approximately $1.4 billion on a gross basis with another $0.3 billion expected to close over the next quarter. From a timing standpoint, our decision to wait for the first Fed rate cuts proved to be the right one. Fortunately, nearly all of our asset sales were either closed or under contract before interest rate volatility and the uncertainty of the new administration’s fiscal and trade policy took shape.

Please refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q for additional disclosure relating to material trends or uncertainties that may impact our business].

Q1 2025 Highlights

Operating Results:

•
Declared monthly net distributions totaling $122.0 million for the three months ended March 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	4.9%	4.9%	5.6%	5.8%
Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(1.4%)	(1.4%)	(1.3%)	(1.2%)
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	5.6%	5.5%	5.9%	6.3%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	5.0%	5.0%	5.6%	N/A

Disposition Activity:

•
Sold 43 industrial properties, 13 multifamily properties, one hospitality property and 16 single-family rental units for total net cash proceeds of approximately $0.3 billion during the three months ended March 31, 2025.

Financing Activity:

•
Received net repayments of ($276.5) million from our unsecured line of credit during the three months ended March 31, 2025.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of March 31, 2025:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of March 31, 2025:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of March 31, 2025 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the three months ended March 31, 2025	Percentage of Segment Revenue
Multifamily	271	63,234 units	95%	$15,244,700	$300,812	75%
Industrial	81	15.78 sq. ft.	94%	2,629,237	38,264	10%
Office	20	3.90 sq. ft.	89%	1,540,756	40,766	10%
Other Properties(3)(4)	32	N/A (5)	N/A	1,099,400	20,423	5%
Total	404			$20,514,093	$400,265	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of March 31, 2025. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of March 31, 2025.
(2)
Based on fair value as of March 31, 2025.
(3)
Includes a 100% interest in a subsidiary with 21 single-family rental units and a 95% interest in a consolidated joint venture with 896 single-family rental units. These are excluded from the number of consolidated properties count.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes approximately 2.6 million sq. ft. across our self-storage, medical office and retail properties, 324 keys at our consolidated hospitality properties and 917 single-family rental units.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of March 31, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,328
Industrial(2)	$7.99
Office(2)	$35.48

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the three months ended March 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the three months ended March 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	100%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	97%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	94%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	69%	570	86%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	86%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	96%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	93%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	69%	264	97%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	96%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	95%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	97%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	94%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	96%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	93%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	99%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,445	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	94%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	97%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	96%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	94%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	99%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	95%
Total Multifamily	271				63,234
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	100%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	91%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	78%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	93%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.37	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.78
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	71%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	90%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	99%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	100%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	2	CO, OH	January 2019	100%	324	71%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	65%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	81%
Marketplace at the Outlets	1	West Palm Beach, FL	December 2021	100%	0.30	100%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	896	91%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	21	76%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.90	85%
Extended Stay Portfolio (5)	196	Various	July 2022	45%	24,935	81%
Total Other Properties	229				N/A (4)

Total Investment Properties	601

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
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of March 31, 2025. The occupancy rate for our industrial and office is defined as all leased square footage divided by the total available square footage as of March 31, 2025. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended March 31, 2025.
(3)
Held through our DST Program as of March 31, 2025. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
(4)
Includes approximately 2.6 million sq. ft. across our self-storage, medical office and retail properties, 25,495 keys at our hospitality and extended stay properties and 917 single-family rental units.
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

During the three months ended March 31, 2025 and 2024, we did not recognize any impairments on our investments in real estate.

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

During the three months ended March 31, 2025 and 2024, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of March 31, 2025 ($ in thousands):

		March 31, 2025
Type of Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	B + 4.75%	June 2027	$956,877	$857,968

(1)
The symbol “B” refers to the relevant benchmark rate, which is three-month BBSY.
(2)
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

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of March 31, 2025 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2025	$15,038	5%	$1,572	1%	$427	0%	$17,037	6%
2026	21,198	7%	8,075	3%	1,624	1%	30,897	11%
2027	26,329	9%	13,360	4%	1,939	1%	41,628	14%
2028	15,021	5%	12,220	4%	1,423	0%	28,664	9%
2029	13,149	4%	7,871	3%	8,123	3%	29,143	10%
2030	14,902	5%	18,564	6%	2,846	1%	36,312	12%
2031	5,693	2%	32,372	11%	1,799	1%	39,864	14%
2032	2,746	1%	10,198	3%	3,526	1%	16,470	5%
2033	8,407	3%	29,514	10%	2,149	1%	40,070	14%
2034	1,305	0%	6,086	2%	247	0%	7,638	2%
Thereafter	2,392	1%	4,342	1%	4,123	1%	10,857	3%
Total	$126,180	42%	$144,174	48%	$28,226	10%	$298,580	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of March 31, 2025, approximately 1% of our industrial portfolio square footage and approximately 21% of our office portfolio square footage is subject to early termination provisions. Approximately 4% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2028.

During the three months ended March 31, 2025, no tenants exercised early lease termination provisions on our industrial and office properties. During the year ended December 31, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$
Revenues
Rental revenue	$394,050	$413,083	$(19,033)
Other revenue	6,215	10,967	(4,752)
Total revenues	400,265	424,050	(23,785)
Expenses
Property operating	171,105	179,657	(8,552)
General and administrative	9,654	12,492	(2,838)
Management fees	22,766	31,996	(9,230)
Performance participation allocation	—	—	—
Depreciation and amortization	172,850	186,398	(13,548)
Total expenses	376,375	410,543	(34,168)
Other expense
Loss from unconsolidated real estate ventures	(1,829)	(3,968)	2,139
Income from investments in real estate debt, net	19,636	40,497	(20,861)
Net gain on dispositions of real estate	9,690	2,083	7,607
Interest expense	(152,227)	(154,033)	1,806
Other (expense) income, net	(86,734)	15,628	(102,362)
Total other expense	(211,464)	(99,793)	(111,671)
Net loss	(187,574)	(86,286)	(101,288)
Net loss attributable to non-controlling interests in consolidated joint ventures	1,079	187	892
Net loss attributable to non-controlling interests in Operating Partnership	9,315	4,753	4,562
Net loss attributable to stockholders	$(177,180)	$(81,346)	$(95,834)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office, self-storage and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2025 and 2024, rental revenue was $394.1 million and $413.1 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2024 and during the three months ended March 31, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended March 31, 2025 and 2024, other revenue was $6.2 million and $11.0 million, respectively, resulting in a year over year decrease of approximately $4.8 million driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2025 and 2024, property operating expenses were $171.1 million and $179.7 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2024 and during the three months ended March 31, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2025, general and administrative expenses decreased $2.8 million compared to the three months ended March 31, 2024.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2025 and 2024, management fees were $22.8 million and $32.0 million, respectively. The decrease was primarily driven by the reduction in our average NAV from March 31, 2024 to March 31, 2025. The decrease was also driven by the 20% waiver of the Advisor’s management fee effective in May 2024, thereby reducing fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended March 31, 2025 and 2024, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended March 31, 2025 and 2024, we did not recognize any impairments on our investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2025 and 2024, depreciation and amortization expenses were $172.9 million and $186.4 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2024 and during the three months ended March 31, 2025.

Other Expense

During the three months ended March 31, 2025 and 2024, income from investments in real estate debt, net was $19.6 million and $40.5 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the three months ended March 31, 2025, we recorded $9.7 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, and 16 single-family rental units. During the three months ended March 31, 2024, we recorded $2.1 million of net gains from the disposition of two hospitality properties and 27 single-family rental units.

During the three months ended March 31, 2025 and 2024, interest expense was $152.2 million and $154.0 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investments in real estate debt. The decrease was primarily driven by a decrease in one-month SOFR during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was partially offset by an increase in borrowings on our unsecured line of credit.

During the three months ended March 31, 2025 and 2024, other income (expense), net was ($86.7) million and $15.6 million, respectively. These results were primarily driven by unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($68.9) million during the three months ended March 31, 2025 compared to unrealized gains relating to the changes in fair value of our interest rate caps and swaps of $11.3 million during the three months ended March 31, 2024. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, net, (iv) amortization of mortgage premium / discount, (v) unrealized gains or losses from changes in the fair value of investments in real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, (ix) amortization of deferred financing costs, and (x) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of FFO and AFFO to GAAP net loss attributable to stockholders ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to stockholders	$(177,180)	$(81,346)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	172,850	186,398
Investment in unconsolidated real estate ventures – depreciation and amortization	12,461	13,748
Net gain on dispositions of real estate	(9,690)	(2,083)
Amount attributable to non-controlling interests for above adjustments	(840)	(1,053)
FFO attributable to stockholders	(2,399)	115,664
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(1,368)	(3,403)
Deferred income amortization (1)	(3,800)	(5,436)
Amortization of above- and below-market lease intangibles, net	(320)	(817)
Unrealized losses (gains) from changes in the fair value of investments in real estate debt and other financial instruments	89,952	(35,179)
Foreign currency (gain) loss	(644)	20,295
Non-cash performance participation allocation	—	—
Amortization of deferred financing costs	7,197	6,392
Amortization of restricted stock awards	210	210
Amount attributable to non-controlling interests for above adjustments	(439)	191
AFFO attributable to stockholders	$88,389	$97,917

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

For more information on our NAV calculation and valuation guidelines, please refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2024. Please also refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our NAV and our business.

The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate	$20,922,615
Investment in real estate debt	857,968
Cash and cash equivalents	270,366
Restricted cash	235,172
Other assets	344,565
Debt obligations	(11,686,092)
Secured financings on investments in real estate debt	(471,943)
Subscriptions received in advance	(13,004)
Other liabilities	(1,420,772)
Performance participation accrual	—
Management fee payable	(7,482)
Accrued stockholder servicing fees(1)	(3,019)
Non-controlling interests in consolidated joint ventures	(101,651)
Net asset value	$8,926,723
Number of outstanding shares/units	420,933

__________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2025, we have accrued under GAAP $253.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,852,254	$107,509	$531,832	$4,011,681	$423,447	$8,926,723
Number of outstanding shares/units	180,683	5,040	25,448	189,735	20,027	420,933
NAV Per Share/Unit as of March 31, 2025	$21.32	$21.33	$20.90	$21.14	$21.14

__________

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.9%	5.5%
Industrial	7.3%	5.7%
Office	8.0%	6.8%
Other	8.0%	6.8%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.9%	+2.4%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2025
Total stockholders’ equity under GAAP	$4,900,617
Redeemable non-controlling interests	423,447
Total partners’ capital of Operating Partnership	5,324,064
Adjustments:
Accrued stockholder servicing fee	250,016
Unrealized net real estate and real estate debt appreciation	100,237
Accumulated depreciation and amortization	3,252,406
NAV	$8,926,723

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.3105 per share for the three months ended March 31, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2025:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2025	$0.0877	$0.0877	$0.0989	$0.1035
February 28, 2025	0.0893	0.0893	0.0994	0.1035
March 31, 2025	0.0879	0.0879	0.0990	0.1035
Total	$0.2649	$0.2649	$0.2973	$0.3105

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$87,159	71%	$83,224	66%
Reinvested in shares	34,819	29%	43,793	34%
Total distributions	$121,978	100%	$127,017	100%

Sources of Distributions
Cash flows from operating activities(1)	$121,978	100%	$127,017	100%
Cash flows from investing activities(2)	—	—	—	—
Offering proceeds	—	—	—	—
Total sources of distributions	$121,978	100%	$127,017	100%

Cash flows from operating activities	$85,246		$118,246
Funds from operations(3)	$(2,399)		$115,664

__________

(1)
As of March 31, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions.
(2)
Certain cash flows from interest rate derivatives, captured as cash flows from investing activities, may be used to fund our distributions.
(3)
See “Funds from Operations and Adjusted Funds from Operations” above for a description of FFO and a reconciliation of FFO to GAAP net loss attributable to stockholders.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of March 31, 2025 ($ in thousands):

March 31, 2025
Cash and cash equivalents	$270,366
Available borrowings on undrawn unsecured line of credit	464,500
Available borrowings on undrawn senior secured revolving credit facility	150,000
Total available liquidity and capital resources	$884,866

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

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. For the three months ended March 31, 2025, we admitted $19.1 million of gross proceeds in our third public offering. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2025, our distributions have been entirely funded from cash flow from operating activities. In addition, for the three months ended March 31, 2025 and 2024, we have repurchased $0.1 billion and $0.5 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of March 31, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.00%	March 2031	N/A	$2,742,287	$2,978,914
Total fixed rate loans				2,742,287	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.84%	October 2027	N/A	9,069,429	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$163,071	163,071	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,232,500	9,823,086
Total loans secured by the Company’s properties				11,974,787	12,802,000

Secured financings on investments in real estate debt	B + 2.82%	June 2027	$471,943	471,943	468,082
Unsecured line of credit(7)	B + 2.50%	May 2027	$1,550,000	1,085,500	1,362,000
Total Indebtedness				$13,532,230	$14,632,082

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
(4)
Excludes a $79.0 million mortgage loan on a property classified as held-for-sale as of March 31, 2025. Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024.
(5)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.
(7)
The repayment of the line of credit facility is guaranteed by us.

During the period from April 1, 2025 through May 9, 2025, we repurchased $0.1 billion of common stock under our share repurchase plan. In April 2025, we received repurchase requests in excess of the 0.33% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for April 2025 on a pro rata basis up to the 0.33% monthly limitation. As such, approximately 4% of each stockholder’s April repurchase request was satisfied.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows provided by operating activities	$85,246	$118,246
Cash flows provided by investing activities	1,115,823	161,290
Cash flows used in financing activities	(1,214,706)	(276,619)
Effect of exchange rate changes	(3,759)	4,313
Net decrease in cash and cash equivalents and restricted cash	$(17,396)	$7,230

Cash flows provided by operating activities decreased by approximately $33.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease is primarily attributable to a reduction in property operating income as a result of asset sales during the year ended December 31, 2024.

Cash flows provided by investing activities increased by approximately $1.0 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $1.0 billion in proceeds from dispositions of real estate.

Cash flows used in financing activities decreased by approximately $0.9 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by a $1.3 billion decrease in net borrowings on our mortgage notes, secured credit facilities and unsecured line of credit. The decrease was offset by a $0.4 billion decrease in repurchases of our common stock.

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

The combination of trade conflicts, supply chain and labor shortage concerns, increased financing costs and inflationary concerns, market volatility, capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system and geopolitical risks arising from military conflicts and war (including ongoing conflicts in the Middle East and Ukraine), have resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financing on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $10.8 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $9.3 billion as of March 31, 2025 to hedge the risk of increasing interest rates. For the three months ended March 31, 2025, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $1.0 million, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of March 31, 2025, we held a $0.9 billion investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2025, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of March 31, 2025, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $85.8 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended March 31, 2025, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 708,796 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2025 and February 2025. Additionally, we issued 353,879 unregistered Class I shares to the Advisor in April 2025 in satisfaction of the March 2025 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)	per Share	or Programs	Plans or Programs (2)
January 2025(3)	1,328,631	$21.72	1,328,631	—
February 2025(3)	1,345,070	21.78	1,345,070	—
March 2025(3)	1,344,306	21.71	1,344,306	—
Total	4,018,007	$21.73	4,018,007	—

__________

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $87.5 million of Class T, Class S, Class D and Class I shares based on our December 31, 2024 NAV in the fourth quarter of 2024. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In each of January, February and March 2025, we received repurchase requests in excess of the applicable monthly or quarterly repurchase limitation. As per the terms of our share repurchase plan, we honored all repurchase requests for each of January, February and March 2025 on a pro rata basis up to the applicable monthly or quarterly repurchase limitation. As such, approximately 4% of each stockholder’s January 2025 repurchase request was satisfied, approximately 4% of each stockholder’s February 2025 repurchase request was satisfied and approximately 4% of each stockholder’s March 2025 share repurchase request was satisfied. In accordance with our repurchase plan, on January 31, 2025, February 28, 2025 and March 31, 2025, we repurchased all of the shares from stockholders that held less than $500 in shares of our common stock and, as such, we exceeded the applicable monthly or quarterly repurchase limitation by $5,637, $14,128 and $8,345, respectively, as authorized by our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on April 9, 2025 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 9, 2025	/s/ Sean Harris
Date	Sean Harris
Chief Executive Officer, President, and Director (Principal Executive Officer)

May 9, 2025	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)