Form 10-Q
period 2025-09-30
Starwood Real Estate Income Trust, Inc.
filed 2025-11-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 12, 2025, the registrant had the following shares outstanding: 4,860,654 shares of Class T common stock, 176,269,536 shares of Class S common stock, 24,821,468 shares of Class D common stock and 187,228,182 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$17,054,679	$17,830,254
Investment in real estate debt	909,383	852,461
Investments in unconsolidated real estate ventures	311,562	420,861
Cash and cash equivalents	243,842	281,512
Restricted cash	229,665	241,422
Other assets	416,961	1,365,479
Total assets	$19,166,092	$20,991,989
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$11,978,910	$12,744,587
Secured financings on investment in real estate debt, net	547,564	467,988
Unsecured line of credit	1,208,000	1,362,000
Other liabilities	469,924	447,095
Subscriptions received in advance	125	1,113
Due to affiliates	246,714	275,601
Total liabilities	14,451,237	15,298,384

Commitments and contingencies	—	—
Redeemable non-controlling interests	408,263	434,878

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,916,543 and 5,055,645 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	49	51
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 177,511,433 and 181,391,241 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,775	1,814
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 25,025,913 and 25,928,114 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	250	259
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 188,108,369 and 189,397,713 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,881	1,894
Additional paid-in capital	8,779,351	8,932,123
Accumulated other comprehensive income (loss)	20,318	(50,756)
Accumulated deficit and cumulative distributions	(4,576,936)	(3,691,379)
Total stockholders’ equity	4,226,688	5,194,006
Non-controlling interests in consolidated joint ventures	79,904	64,721
Total equity	4,306,592	5,258,727
Total liabilities and equity	$19,166,092	$20,991,989

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$384,637	$414,932	$1,165,488	$1,240,479
Other revenue	9,313	9,917	23,262	30,215
Total revenues	393,950	424,849	1,188,750	1,270,694
Expenses
Property operating	172,369	183,574	510,353	543,746
General and administrative	10,289	9,683	28,970	35,571
Management fees	21,678	23,690	66,622	82,200
Performance participation allocation	—	—	—	—
Impairment of investments in real estate	5,123	1,782	5,123	1,782
Depreciation and amortization	178,267	185,138	524,771	557,425
Total expenses	387,726	403,867	1,135,839	1,220,724
Other expense
Loss from unconsolidated real estate ventures	(4,280)	(4,692)	(10,634)	(10,365)
Income from investments in real estate debt, net	17,093	21,513	55,223	74,384
Net (loss) gain on dispositions of real estate	(3,239)	(225)	20,538	2,431
Interest expense	(159,915)	(165,520)	(463,033)	(477,741)
Other expense, net	(34,752)	(207,535)	(226,778)	(214,283)
Total other expense	(185,093)	(356,459)	(624,684)	(625,574)
Net loss	$(178,869)	$(335,477)	$(571,773)	$(575,604)
Net loss attributable to non-controlling interests in consolidated joint ventures	$1,354	$1,969	$3,637	$2,861
Net loss attributable to non-controlling interests in Operating Partnership	9,004	16,548	28,548	28,716
Net loss attributable to stockholders	$(168,511)	$(316,960)	$(539,588)	$(544,027)
Net loss per share of common stock, basic and diluted	$(0.42)	$(0.79)	$(1.35)	$(1.33)
Weighted-average shares of common stock outstanding, basic and diluted	396,747,527	403,615,752	399,087,177	410,266,671

Comprehensive loss:
Net loss	$(178,869)	$(335,477)	$(571,773)	$(575,604)
Other comprehensive income item:
Foreign currency translation adjustments	1,331	23,120	71,074	8,761
Other comprehensive income	$1,331	$23,120	$71,074	$8,761
Comprehensive loss	$(177,538)	$(312,357)	$(500,699)	$(566,843)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$50	$1,796	$252	$1,893	$8,859,130	$18,987	$(4,293,722)	$4,588,386	$79,187	$4,667,573
Common stock issued (transferred)	(1)	(3)	—	17	27,321	—	—	27,334	—	27,334
Offering costs, net	—	—	—	—	666	—	—	666	(137)	529
Distribution reinvestments	—	8	1	7	35,300	—	—	35,316	—	35,316
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(26)	(3)	(36)	(137,956)	—	—	(138,021)	—	(138,021)
Net loss ($9,004 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(168,511)	(168,511)	(1,354)	(169,865)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,226	3,226
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,018)	(1,018)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(114,703)	(114,703)	—	(114,703)
Other comprehensive income	—	—	—	—	—	1,331	—	1,331	—	1,331
Allocation to redeemable non-controlling interest	—	—	—	—	(5,320)	—	—	(5,320)	—	(5,320)
Balance at September 30, 2025	$49	$1,775	$250	$1,881	$8,779,351	$20,318	$(4,576,936)	$4,226,688	$79,904	$4,306,592

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$51	$1,831	$262	$1,902	$9,042,890	$(30,088)	$(3,001,856)	$6,014,992	$45,863	$6,060,855
Common stock issued (transferred)	—	123	17	211	32,279	—	—	32,630	—	32,630
Offering costs, net	—	—	—	—	(26,736)	—	—	(26,736)	—	(26,736)
Distribution reinvestments	1	28	4	25	39,017	—	—	39,075	—	39,075
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	(1)	(160)	(22)	(240)	(103,693)	—	—	(104,116)	—	(104,116)
Net loss ($16,548 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(316,960)	(316,960)	(1,969)	(318,929)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,878	8,878
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,070)	(1,070)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(115,859)	(115,859)	—	(115,859)
Other comprehensive income	—	—	—	—	—	23,120	—	23,120	—	23,120
Allocation to redeemable non-controlling interest	—	—	—	—	(11,184)	—	—	(11,184)	—	(11,184)
Balance at September 30, 2024	$51	$1,822	$261	$1,898	$8,972,783	$(6,968)	$(3,434,675)	$5,535,172	$51,702	$5,586,874

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	(2)	(5)	(4)	58	98,359	—	—	98,406	—	98,406
Offering costs, net	—	—	—	—	394	—	—	394	(796)	(402)
Distribution reinvestments	—	25	2	22	109,193	—	—	109,242	—	109,242
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	—	(59)	(7)	(93)	(339,994)	—	—	(340,153)	—	(340,153)
Net loss ($28,548 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(539,588)	(539,588)	(3,637)	(543,225)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	24,786	24,786
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,170)	(5,170)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(345,969)	(345,969)	—	(345,969)
Other comprehensive income	—	—	—	—	—	71,074	—	71,074	—	71,074
Allocation to redeemable non-controlling interest	—	—	—	—	(21,354)	—	—	(21,354)	—	(21,354)
Balance at September 30, 2025	$49	$1,775	$250	$1,881	$8,779,351	$20,318	$(4,576,936)	$4,226,688	$79,904	$4,306,592

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued, net	(2)	130	20	271	190,982	—	—	191,401	—	191,401
Offering costs, net	—	—	—	—	(1,193)	—	—	(1,193)	—	(1,193)
Distribution reinvestments	2	47	7	42	133,058	—	—	133,156	—	133,156
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	(2)	(305)	(41)	(445)	(964,328)	—	—	(965,121)	—	(965,121)
Net loss ($28,716 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(544,027)	(544,027)	(2,861)	(546,888)
Contributions from non-controlling interests	—	—	—	—	—	—	—	-	13,914	13,914
Distributions to non-controlling interests	—	—	—	—	—	—	—	-	(3,665)	(3,665)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(353,346)	(353,346)	—	(353,346)
Other comprehensive income	—	—	—	—	—	8,761	—	8,761	—	8,761
Allocation to redeemable non-controlling interest	—	—	—	—	(27,585)	—	—	(27,585)	—	(27,585)
Balance at September 30, 2024	$51	$1,822	$261	$1,898	$8,972,783	$(6,968)	$(3,434,675)	$5,535,172	$51,702	$5,586,874

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(571,773)	$(575,604)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	66,622	82,200
Performance participation allocation	—	—
Impairment of investments in real estate	5,123	1,782
Depreciation and amortization	524,771	557,425
Amortization of deferred financing costs	18,412	18,116
Straight-line rent amortization	(4,534)	(7,769)
Deferred income amortization	(19,097)	(16,409)
Unrealized loss on changes in fair value of financial instruments	253,703	241,531
Foreign currency gain	(24,756)	(3,856)
Amortization of restricted stock grants	630	630
Net gain on dispositions of investments in real estate	(20,538)	(2,431)
Realized loss on sale of investments in real estate debt	—	7,563
Loss from unconsolidated real estate ventures	10,634	10,365
Distributions of earnings from unconsolidated real estate ventures	20,823	14,268
Other items	(3,431)	(21,705)
Change in assets and liabilities
Decrease (increase) in other assets	15,902	(23)
Increase (decrease) in due to affiliates	41	(2,627)
Increase in other liabilities	23,750	49,177
Net cash provided by operating activities	296,282	352,633
Cash flows from investing activities
Proceeds from dispositions of real estate	1,184,419	96,054
Capital improvements to real estate	(111,221)	(126,519)
Return of capital from unconsolidated real estate ventures	77,842	—
Investment in unconsolidated real estate ventures	—	(63)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	—	641,299
Purchase of derivative instruments	(11,265)	(16,933)
Proceeds from derivative contracts	66,337	24,087
Net cash provided by investing activities	1,206,112	617,925
Cash flows from financing activities
Proceeds from issuance of common stock, net	30,079	91,655
Offering costs paid	(29,195)	(31,048)
Subscriptions received in advance	125	2,094
Repurchases of common stock	(340,153)	(965,121)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	1,924,502	1,091,015
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(2,926,327)	(706,258)
Borrowings under secured financings on investments in real estate debt	290,332	—
Repayments under secured financings on investments in real estate debt	(245,590)	(243,384)
Payment of deferred financing costs	(19,069)	(17,359)
Contributions from non-controlling interests	24,786	13,914
Distributions to non-controlling interests	(5,170)	(3,665)
Distributions	(255,732)	(241,120)
Net cash used in financing activities	(1,551,412)	(1,009,277)
Effect of exchange rate changes	(409)	46
Net change in cash and cash equivalents and restricted cash	(49,427)	(38,673)
Cash and cash equivalents and restricted cash, beginning of the year	522,934	540,635
Cash and cash equivalents and restricted cash, end of the period	$473,507	$501,962
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$243,842	$262,875
Restricted cash	229,665	239,087
Total cash and cash equivalents and restricted cash	$473,507	$501,962
Supplemental disclosure of cash flow information:
Cash paid for interest	$601,952	$727,303
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(2,058)	$(173)
Issuance of Class I shares for payment of management fee	$67,186	$85,251
Exchange of redeemable non-controlling interest for Class I shares	$769	$1,144
Accrued distributions	$40,260	$40,764
Distribution reinvestment	$109,242	$133,156
Allocation to redeemable non-controlling interests	$21,354	$27,585
Accrued capital expenditures	$3,265	$4,381

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

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in its primary offering and up to $2.0 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2025, the Company had received aggregate net proceeds of $14.3 billion from the sale of shares of its common stock through its public offerings.

On July 16, 2025, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan, which the Company anticipates will become effective in 2026.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2025, the Company has raised approximately $51.5 million in gross offering proceeds through the DST Program.

As of September 30, 2025, the Company owned 403 consolidated real estate properties, 881 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investments in Real Estate Debt. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recasted to conform with current period presentation. Financial results by segment are reported in Note 15.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Current Report on Form 8-K/A for the fiscal year ended December 31, 2024 filed with the SEC on July 11, 2025.

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

As of September 30, 2025 and December 31, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties were $159.0 million and $163.0 million, respectively.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion and $0.1 billion, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of September 30, 2025 and December 31, 2024, due to certain intercompany eliminations upon consolidation.

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

During the three and nine months ended September 30, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property. During the three and nine months ended September 30, 2024, the Company recognized a $1.8 million impairment charge on one hospitality property.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of September 30, 2025, one hospitality property met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale.

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

During the nine months ended September 30, 2024, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.3 million. During the three months ended September 30, 2024, the Company did not record unrealized gains or losses on its investments in real estate debt securities as the Company’s securities portfolio was completely disposed of by June 30, 2024. Such amount is recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, secured credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of September 30, 2025.

The following table details certain of the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$909,383	$909,383	$—	$—	$852,461	$852,461
Derivatives	—	121,331	—	121,331	—	368,871	—	368,871
Total	$—	$121,331	$909,383	$1,030,714	$—	$368,871	$852,461	$1,221,332

Liabilities:
Derivatives	$—	$64,884	$—	$64,884	$—	$9,505	$—	$9,505
Total	$—	$64,884	$—	$64,884	$—	$9,505	$—	$9,505

The following table details certain of the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in Real Estate Debt
Balance as of December 31, 2024	$852,461
Included in net loss
Foreign currency exchange gain	60,037
Unrealized loss	(3,115)
Balance as of September 30, 2025	$909,383

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$909,383	Discounted Cash Flow	Discount Rate	8.6%	Increase

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets:
Investment in real estate debt	$852,461	Discounted Cash Flow	Discount Rate	9.5%	Decrease

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

During the three and nine months ended September 30, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property. During the three and nine months ended September 30, 2024, the Company recognized a $1.8 million impairment charge on one hospitality property.

As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s remaining impaired assets was $17.3 million and $856.1 million, respectively. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s remaining impaired assets was $17.3 million and $855.6 million, respectively. The estimated fair values of the impaired properties held as of September 30, 2025 and December 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $289.7 million and $423.3 million below the outstanding principal balance, respectively.

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

For the three and nine months ended September 30, 2025, the Company recognized an income tax expense of ($0.6) million and ($1.7) million, respectively, within Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2024, the Company recognized an income tax benefit of $1.9 million and $8.2 million, respectively, within Other expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $35.2 million and $35.5 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of December 31, 2024, net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes totaled $93.2 million, and were primarily driven by dispositions of residential rental units within one of the Company’s TRSs and valuation adjustments in certain foreign jurisdictions. Although the federal NOL carryforwards do not expire, the Company has recorded full valuation allowances against certain deferred tax assets for which the Company believes it is more likely than not that the Company will not realize a benefit from these in future taxable years.

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

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$16,419,710	$16,614,464
Land and land improvements	2,814,045	2,965,720
Furniture, fixtures and equipment	268,619	272,521
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,607,604	19,957,935
Accumulated depreciation and amortization	(2,552,925)	(2,127,681)
Investments in real estate, net	$17,054,679	$17,830,254

__________

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended September 30, 2025, the Company sold an aggregate $3.2 million of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $1.0 million. During the three months ended September 30, 2025, the Company recorded ($3.2) million of net losses from the disposition of 10 single-family rental units and other disposals of Furniture, fixtures and equipment. During the nine months ended September 30, 2025, the Company sold an aggregate of $1.2 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.3 billion. During the nine months ended September 30, 2025, the Company recorded $20.5 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, one retail property and 52 single-family rental units.

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

Investments in Real Estate - Held-for-sale

As of September 30, 2025, one hospitality property met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	September 30, 2025	December 31, 2024
Assets:
Investments in real estate, net	$17,193	$679,121
Other assets	280	6,553
Total assets	$17,473	$685,674

Liabilities:
Mortgage notes, net	$—	$12,602
Other liabilities	642	5,655
Total liabilities	$642	$18,257

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	September 30, 2025	December 31, 2024
Extended Stay Portfolio	Other	July 2022	196	45%	$302,430	$411,309
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,132	9,552
Total investments in unconsolidated real estate ventures					$311,562	$420,861

The following table details the Company’s loss from equity investments in unconsolidated real estate ventures ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Investments in Unconsolidated Real Estate Ventures	Segment	2025	2024	2025	2024
Extended Stay Portfolio	Other	$(3,785)	$(4,184)	$(10,214)	$(10,757)
Fort Lauderdale Hotel	Other	(495)	(508)	(420)	392
Total loss from unconsolidated real estate ventures		$(4,280)	$(4,692)	$(10,634)	$(10,365)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets: (1)
In-place lease intangibles	$200,810	$226,714
Above-market lease intangibles	36,406	35,344
Other	35,191	35,345
Total intangible assets	272,407	297,403
Accumulated amortization:
In-place lease amortization	(100,449)	(106,980)
Above-market lease amortization	(19,358)	(16,348)
Other	(14,074)	(12,130)
Total accumulated amortization	(133,881)	(135,458)
Intangible assets, net	$138,526	$161,945
Intangible liabilities: (2)
Below-market lease intangibles	$59,273	$74,189
Total intangible liabilities	59,273	74,189
Accumulated amortization:
Below-market lease amortization	(24,549)	(26,588)
Total accumulated amortization	(24,549)	(26,588)
Intangible liabilities, net	$34,724	$47,601

__________

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2025 (remaining)	$7,014	$958	$770	$(1,203)
2026	20,481	3,746	2,685	(4,851)
2027	17,038	3,174	2,685	(4,340)
2028	13,584	2,566	2,685	(3,983)
2029	11,369	2,391	2,685	(3,465)
Thereafter	30,875	4,213	9,607	(16,882)
	$100,361	$17,048	$21,117	$(34,724)

5.
Investment in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of September 30, 2025 and December 31, 2024 ($ in thousands):

		September 30, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$909,383
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$909,383

		December 31, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2027	$956,877	$852,461
Total investment in real estate debt	1	BBSY + 4.75%	June 2027	$956,877	$852,461

__________

(1)
The symbol “BBSY” refers to the relevant benchmark rate, the three-month Bank Bill Swap Bid Rate (“BBSY”).
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

During the three and nine months ended September 30, 2025, the Company did not record any net realized gains or losses on its investments in real estate debt. During the nine months ended September 30, 2024, the Company recorded $4.4 million of net realized losses from the disposition of an investment in real estate debt, which is included in Income from investments in real estate debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2024, the Company did not record any net realized gains or losses on its investments in real estate debt.

During the nine months ended September 30, 2024, the Company disposed of $201.1 million of investments in real estate debt securities and recorded net realized losses resulting from these dispositions of $3.1 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2024, the Company did not record unrealized or realized gains or losses on its investments in real estate debt securities as the Company’s securities portfolio was completely disposed of by June 30, 2024.

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of September 30, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.00%	March 2031	N/A	$2,755,723	$2,978,914
Total fixed rate loans				2,755,723	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.92%	September 2028	N/A	9,124,527	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$161,665	161,665	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,286,192	9,823,086
Total loans secured by the Company’s properties				12,041,915	12,802,000
Deferred financing costs, net				(56,663)	(51,246)
Discount on assumed debt, net				(6,342)	(6,167)
Mortgage notes and secured credit facilities, net				$11,978,910	$12,744,587

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
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of September 30, 2025, there were no mortgage loans secured by the Company’s properties that met the criteria to be classified as held-for-sale.
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

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of September 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$586,871
2026	3,238,674
2027	1,971,522
2028	336,815
2029	193,747
Thereafter	5,714,286
Total	$12,041,915

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $8.4 million for leasing commissions and tenant and building improvements as of September 30, 2025.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of September 30, 2025 and December 31, 2024, respectively.

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

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II (2)	June 2030	BBSY + 2.65%	$909,383	$547,564
			$909,383	$547,564

			December 31, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$852,461	$467,988
			$852,461	$467,988

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.
(2)
As of September 30, 2025, there were no remaining unamortized deferring financing costs on secured financings on investments in real estate debt. As of December 31, 2024, the outstanding balance is reflected net of $0.9 million of unamortized deferred financing costs.

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

As of September 30, 2025 and December 31, 2024, there were approximately $1.2 billion and $1.4 billion of borrowings outstanding on the unsecured line of credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets, net	$138,526	$161,945
Derivative instruments	121,331	368,871
Receivables	90,640	106,545
Prepaid expenses	33,749	23,920
Held-for-sale assets	17,473	685,674
Deferred financing costs, net	11,149	14,671
Interest receivable	210	216
Other	3,883	3,637
Total other assets	$416,961	$1,365,479

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Real estate taxes payable	$94,088	$68,784
Accounts payable and accrued expenses	67,081	74,097
Derivative instruments	64,884	9,505
Accrued interest expense	48,617	58,650
Tenant security deposits	45,278	41,880
Distributions payable	40,260	40,612
Deferred tax liabilities	35,240	35,485
Intangible liabilities, net	34,724	47,601
Other taxes payable	12,093	10,267
Right-of-use liability - operating leases	12,262	12,328
Deferred income	9,072	8,430
Held-for-sale liabilities	642	18,257
Deposits received on pending sales	50	14,790
Other	5,633	6,409
Total other liabilities	$469,924	$447,095

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	65		$8,477,761	2.9%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.3
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.8
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.4
Total interest rate derivatives	72			2.9%		1.1

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	69		$9,401,374	2.1%	SOFR	1.3
Interest Rate Caps - Property debt	3		€109,905	1.0%	EURIBOR	0.4
Interest Rate Swaps - Property debt	1		$120,061	0.8%	SOFR	0.2
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.1
Total interest rate derivatives	78			2.1%		1.4

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	September 30, 2025			December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	36		€528,449	40		€528,759
Buy USD/Sell DKK Forward	6	DKK	1,156,784	8	DKK	1,210,016
Buy USD/Sell AUD Forward	14	AUD	1,791,550	5	AUD	621,759
Buy USD/Sell NOK Forward	11	NOK	409,200	12	NOK	412,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate derivatives	$116,921	$325,991	$10	$—
Foreign currency forward contracts	4,410	42,880	64,874	9,505
Total derivatives	$121,331	$368,871	$64,884	$9,505

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest Rate Caps - Property debt	Unrealized loss(1)	$(40,563)	$(185,709)
Interest Rate Swaps - Property debt	Unrealized gain (loss)(1)	830	(7,495)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	1,923	(33,588)
Foreign Currency Forward Contracts	Realized (loss) gain(1)	(26)	496
Interest Rate Caps - Property debt	Realized gain(1)	268	—
Total		$(37,568)	$(226,296)

		For the Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2025	2024
Interest Rate Caps - Property debt	Unrealized loss(1)	$(155,027)	$(225,610)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(1,723)	(8,017)
Foreign Currency Forward Contracts	Unrealized loss(2)	(93,838)	(12,892)
Foreign Currency Forward Contracts	Realized gain(1)	811	12,084
Interest Rate Caps - Property debt	Realized gain(1)	876	—
Interest Rate Swaps - Property debt	Realized gain(1)	—	179
Total		$(248,901)	$(234,256)

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

11.
Equity and Redeemable Non-controlling Interests

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements for the year ended December 31, 2024 in the Company’s Current Report on Form 8-K/A, filed on July 11, 2025, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of September 30, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2025
	Class T	Class S	Class D	Class I	Total
June 30, 2025	4,992,466	179,584,531	25,245,743	189,288,535	399,111,275
Common stock shares issued (1)	(84,734)	(277,303)	23,240	1,655,230	1,316,433
Distribution reinvestment plan shares issued	34,665	829,880	72,762	753,824	1,691,131
Common stock shares repurchased	(25,854)	(2,625,675)	(315,832)	(3,626,722)	(6,594,083)
Independent directors’ restricted stock grant (2)	—	—	—	37,502	37,502
September 30, 2025	4,916,543	177,511,433	25,025,913	188,108,369	395,562,258

	Three Months Ended September 30, 2024
	Class T	Class S	Class D	Class I	Total
June 30, 2024	5,129,415	183,113,398	26,164,461	190,169,262	404,576,536
Common stock shares issued (1)	(60,826)	(316,169)	(10,598)	1,828,720	1,441,127
Distribution reinvestment plan shares issued	35,059	878,103	78,282	736,523	1,727,967
Common stock shares repurchased	(17,583)	(1,445,667)	(170,772)	(2,953,332)	(4,587,354)
Independent directors’ restricted stock grant (3)	—	—	—	33,797	33,797
September 30, 2024	5,086,065	182,229,665	26,061,373	189,814,970	403,192,073

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2025. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2025.
(3)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2024. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2024.

	Nine Months Ended September 30, 2025
	Class T	Class S	Class D	Class I	Total
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713
Common stock shares issued (1)	(194,495)	(504,351)	(400,705)	5,737,407	4,637,856
Distribution reinvestment plan shares issued	104,040	2,552,381	220,055	2,246,116	5,122,592
Common stock shares repurchased	(48,647)	(5,927,838)	(721,551)	(9,310,369)	(16,008,405)
Independent directors’ restricted stock grant (2)	—	—	—	37,502	37,502
September 30, 2025	4,916,543	177,511,433	25,025,913	188,108,369	395,562,258

	Nine Months Ended September 30, 2024
	Class T	Class S	Class D	Class I	Total
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244
Common stock shares issued (1)	(178,169)	358,633	317,517	7,778,662	8,276,643
Distribution reinvestment plan shares issued	107,882	2,784,355	421,632	2,471,478	5,785,347
Common stock shares repurchased	(125,673)	(15,936,939)	(2,190,327)	(23,459,019)	(41,711,958)
Independent directors’ restricted stock grant (3)	—	—	—	33,797	33,797
September 30, 2024	5,086,065	182,229,665	26,061,373	189,814,970	403,192,073

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2025. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2025.
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

On May 23, 2024, the Company amended its share repurchase plan such that, beginning with repurchases during the month of May 2024, the Company limited share repurchases to 0.33% of NAV per month and, beginning on July 1, 2024, the Company limited share repurchases to 1% of NAV per quarter.

On June 6, 2025, the Company amended its share repurchase plan such that, beginning with repurchases during the month of June 2025, the Company limits share repurchases to 0.5% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and beginning on July 1, 2025, the Company limits share repurchases to 1.5% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). As a result, the limit for the quarter ended September 30, 2025 was approximately 1.5% of the Company’s aggregate NAV (measured using the Company’s aggregate NAV attributable to stockholders as of June 30, 2025).

In addition, the Company amended its share repurchase plan such that in the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month (including where repurchase requests exceed the monthly or quarterly limits), shares submitted for repurchase during such month will be repurchased subject to the following repurchase priority. First, repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month, subject to the terms and conditions regarding the death or qualifying disability for waivers of the Early Repurchase Deduction set forth in the share repurchase plan. To the extent such repurchase requests exceed the $5.0 million per month limit, such requests will be satisfied in the order of the date of death or qualifying disability, beginning with the earliest of such date, and any unfulfilled requests will be repurchased on a pro rata basis with all other repurchase requests for such month. Second, repurchase requests that would result in an account, including accounts in certain feeder funds created to hold the Company’s shares, having a balance below $2,500 will be repurchased in full to the extent there are available funds. Thereafter, any remaining funds will be used to repurchase all other shares submitted for repurchase during such month on a pro rata basis.

For the three months ended September 30, 2025, the Company repurchased approximately 6.6 million shares of common stock, representing a total of approximately $138.0 million. For the three months ended September 30, 2024, the Company repurchased approximately 4.6 million shares of common stock, representing a total of approximately $104.1 million. For the nine months ended September 30, 2025, the Company repurchased approximately 16.0 million shares of common stock, representing a total of approximately $340.2 million. For the nine months ended September 30, 2024, the Company repurchased approximately 41.7 million shares of common stock, representing a total of approximately $965.1 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2025
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0448)	(0.0449)	(0.0130)	—
Net distributions declared per share of common stock	$0.2657	$0.2656	$0.2975	$0.3105

	Nine Months Ended September 30, 2025
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.9315	$0.9315	$0.9315	$0.9315
Stockholder servicing fee per share of common stock	(0.1352)	(0.1354)	(0.0391)	—
Net distributions declared per share of common stock	$0.7963	$0.7961	$0.8924	$0.9315

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(769)	(769)
GAAP loss allocation	(18,449)	(10,099)	(28,548)
Distributions	(12,049)	(6,603)	(18,652)
Fair value allocation	13,796	7,558	21,354
Balance at September 30, 2025	$264,170	$144,093	$408,263

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(1,144)	(1,144)
GAAP loss allocation	(18,539)	(10,177)	(28,716)
Distributions	(12,048)	(6,633)	(18,681)
Fair value allocation	18,368	9,217	27,585
Balance at September 30, 2024	$283,473	$155,433	$438,906

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

In connection with the share repurchase plan amendment in May 2024, the Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1% of NAV, until the Company’s share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

During the three months ended September 30, 2025 and 2024, the Company incurred management fees of approximately $21.7 million and approximately $23.7 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred management fees of approximately $66.6 million and approximately $82.2 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2025, the Company issued 354,652 unregistered Class I shares to the Advisor as payment for the $7.7 million management fee accrued as of December 31, 2024. For the nine months ended September 30, 2025, the Company issued 2,824,281 unregistered Class I shares to the Advisor as payment for the management fee incurred through August 2025 and also had a payable of approximately $7.1 million related to the management fee as of September 30, 2025, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In October 2025, the Company issued 349,463 unregistered Class I shares to the Advisor as payment for the $7.1 million management fee accrued as of September 30, 2025. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize a performance participation allocation as certain thresholds were not achieved.

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

Related Party Share Ownership

As of September 30, 2025, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $518.2 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

During the three and nine months ended September 30, 2025, the Company repurchased 563,052 and 1,905,468 Class I shares, held by the Advisor for total consideration of $11.7 million and $40.3 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 545,883 and 1,518,883 Class I shares held by the Advisor for total consideration of $12.2 million and $34.7 million, respectively. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued stockholder servicing fee	$233,900	$262,264
Performance participation allocation	—	—
Accrued management fee	7,137	7,701
Advanced operating expenses	2,222	1,844
Accrued affiliate service provider expenses	3,455	3,792
Total	$246,714	$275,601

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

Advanced operating expenses

For the three months ended September 30, 2025 and 2024, the Advisor incurred approximately $2.9 million and $4.8 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the nine months ended September 30, 2025 and 2024, the Advisor incurred approximately $9.6 million and $12.1 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally reimbursed to the Advisor one month in arrears. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended September 30, 2025 and 2024, the Company incurred approximately $8.4 million and $8.4 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $24.5 million and $23.6 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin LLC (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended September 30, 2025 and 2024, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the amounts incurred for services provided by RFF were $0.3 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended September 30, 2025 and 2024, the Company incurred approximately $2.1 million and an insignificant amount, respectively, of expenses for services provided by Essex. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $2.3 million and $0.1 million, respectively, of expenses for services provided by Essex.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three and nine months ended September 30, 2025, the Company incurred approximately $0.1 million and $0.3 million of expenses from Starwood Retail Partners, respectively. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.1 million and $0.3 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2025 and 2024, the amounts incurred for services provided were an insignificant amount, respectively.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short-term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and nine months ended September 30, 2025, the Company incurred approximately $0.2 million and $0.9 million of expenses for services provided from SCG STR Management Co, LLC, respectively. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.4 million and $1.3 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and nine months ended September 30, 2025, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2024, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.2 million, respectively.

DST Program expenses

During the three and nine months ended September 30, 2025, the Company incurred an insignificant amount and $0.1 million of expenses in connection with the DST Program, respectively. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.1 million and $2.0 million of expenses in connection with the DST Program, respectively.

13.
Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2025 ($ in thousands):

Year	Operating Leases
2025 (remaining)	$179
2026	714
2027	714
2028	714
2029	714
Thereafter	24,353
Total undiscounted future lease payments	27,388
Difference between undiscounted cash flows and discounted cash flows	(15,126)
Total lease liability	$12,262

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of September 30, 2025, the weighted average remaining lease term of the Company’s operating leases was 34 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$356,440	$376,478	$1,068,311	$1,122,606
Variable lease payments	28,197	38,454	97,177	117,873
Rental revenue	$384,637	$414,932	$1,165,488	$1,240,479

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and certain other properties as of September 30, 2025 ($ in thousands). Leases at the Company’s multifamily and certain other properties, including single-family rental and self-storage properties, are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2025 (remaining)	$69,561
2026	260,088
2027	240,725
2028	206,578
2029	179,954
Thereafter	439,666
Total	$1,396,572

15.
Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Office properties, Investments in real estate debt and Other properties. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recasted to conform with current period presentation. The chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, net (loss) gain on dispositions of real estate, interest expense, other expense, net and impairment of investments in real estate, by segment.

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2025	December 31, 2024
Multifamily	$13,163,206	$14,451,751
Industrial	2,205,865	2,442,951
Office	1,583,927	1,571,229
Other properties(1)	1,228,815	1,519,640
Investments in real estate debt	909,383	852,461
Other (Corporate)	74,896	153,957
Total assets	$19,166,092	$20,991,989

__________

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$288,811	$37,818	$41,314	$16,694	$—	$384,637
Other revenue	4,656	46	72	4,539	—	9,313
Total revenues	293,467	37,864	41,386	21,233	—	393,950
Expenses:
Property operating	137,515	9,499	15,562	9,793	—	172,369
Total segment expenses	137,515	9,499	15,562	9,793	—	172,369
Loss from unconsolidated real estate ventures	—	—	—	(4,280)	—	(4,280)
Income from investments in real estate debt, net	—	—	—	—	17,093	17,093
Segment net operating income	$155,952	$28,365	$25,824	$7,160	$17,093	$234,394

General and administrative						(10,289)
Management fees						(21,678)
Impairment of investments in real estate						(5,123)
Depreciation and amortization						(178,267)
Net loss on dispositions of real estate						(3,239)
Interest expense						(159,915)
Other expense, net						(34,752)
Net loss						$(178,869)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,354
Net loss attributable to non-controlling interests in Operating Partnership						9,004
Net loss attributable to stockholders						$(168,511)

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$307,172	$45,627	$42,151	$19,982	$—	$414,932
Other revenue	4,283	173	58	5,403	—	9,917
Total revenues	311,455	45,800	42,209	25,385	—	424,849
Expenses:
Property operating	144,318	12,234	15,298	11,724	—	183,574
Total segment expenses	144,318	12,234	15,298	11,724	—	183,574
Loss from unconsolidated real estate ventures	—	—	—	(4,692)	—	(4,692)
Income from investments in real estate debt, net	—	—	—	—	21,513	21,513
Segment net operating income	$167,137	$33,566	$26,911	$8,969	$21,513	$258,096

General and administrative						(9,683)
Management fees						(23,690)
Impairment of investments in real estate						(1,782)
Depreciation and amortization						(185,138)
Net loss on dispositions of real estate						(225)
Interest expense						(165,520)
Other expense, net						(207,535)
Net loss						$(335,477)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,969
Net loss attributable to non-controlling interests in Operating Partnership						16,548
Net loss attributable to stockholders						$(316,960)

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$874,444	$113,724	$124,033	$53,287	$—	$1,165,488
Other revenue	12,519	146	191	10,406	—	23,262
Total revenues	886,963	113,870	124,224	63,693	—	1,188,750
Expenses:
Property operating	407,159	26,932	46,878	29,384	—	510,353
Total segment expenses	407,159	26,932	46,878	29,384	—	510,353
Loss from unconsolidated real estate ventures	—	—	—	(10,634)	—	(10,634)
Income from investments in real estate debt, net	—	—	—	—	55,223	55,223
Segment net operating income	$479,804	$86,938	$77,346	$23,675	$55,223	$722,986

General and administrative						(28,970)
Management fees						(66,622)
Impairment of investments in real estate						(5,123)
Depreciation and amortization						(524,771)
Net gain on dispositions of real estate						20,538
Interest expense						(463,033)
Other expense, net						(226,778)
Net loss						$(571,773)
Net loss attributable to non-controlling interests in consolidated joint ventures						3,637
Net loss attributable to non-controlling interests in Operating Partnership						28,548
Net loss attributable to stockholders						$(539,588)

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$915,485	$139,339	$125,826	$59,829	$—	$1,240,479
Other revenue	11,060	518	143	18,494	—	30,215
Total revenues	926,545	139,857	125,969	78,323	—	1,270,694
Expenses:
Property operating	424,497	35,699	45,855	37,695	—	543,746
Total segment expenses	424,497	35,699	45,855	37,695	—	543,746
Loss from unconsolidated real estate ventures	—	—	—	(10,365)	—	(10,365)
Income from investments in real estate debt, net	—	—	—	—	74,384	74,384
Segment net operating income	$502,048	$104,158	$80,114	$30,263	$74,384	$790,967

General and administrative						(35,571)
Management fees						(82,200)
Impairment of investments in real estate						(1,782)
Depreciation and amortization						(557,425)
Net gain on dispositions of real estate						2,431
Interest expense						(477,741)
Other expense, net						(214,283)
Net loss						$(575,604)
Net loss attributable to non-controlling interests in consolidated joint ventures						2,861
Net loss attributable to non-controlling interests in Operating Partnership						28,716
Net loss attributable to stockholders						$(544,027)

16.
Subsequent Events

Financing and Capital Activity

During the period from October 1, 2025 through November 12, 2025, the Company repurchased $0.1 billion of common stock through its share repurchase plan.

During the period from October 1, 2025 through November 12, 2025, the Company refinanced and closed an aggregate of approximately $1.0 billion in property-level financing.

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

On August 10, 2022, the follow-on public offering terminated and we commenced our third public offering of up to $18.0 billion in shares of common stock, consisting of up to $16.0 billion in shares in our primary offering and up to $2.0 billion in shares pursuant to our distribution reinvestment plan. We intend to continue selling shares in our third public offering on a monthly basis. On July 16, 2025, we filed a new registration statement to register our fourth public offering (the “Fourth Public Offering”) of up to $9.5 billion in shares in our primary offering and up to $0.5 billion in shares pursuant to our distribution reinvestment plan. As of November 12, 2025, the Fourth Public Offering has not been declared effective.

As of November 12, 2025, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

As of September 30, 2025, we have raised approximately $51.5 million in gross offering proceeds through the DST Program.

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

Q3 2025 Highlights

Operating Results:

•
Declared monthly net distributions totaling $121.0 million for the three months ended September 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	5.1%	5.1%	5.9%	6.0%
Annualized Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(3.1%)	(3.1%)	(2.5%)	(2.2%)
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	5.0%	5.0%	5.4%	5.8%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	4.5%	4.4%	5.1%	N/A

Financing Activity:

•
Refinanced and closed an aggregate of $1.9 billion in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2025:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2025:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of September 30, 2025 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the nine months ended September 30, 2025	Percentage of Segment Revenue
Multifamily	271	63,233 units	95%	$15,343,300	$886,963	75%
Industrial	81	15.79 sq. ft.	92%	2,707,782	113,870	10%
Office	20	3.90 sq. ft.	91%	1,574,950	124,224	10%
Other Properties(3)(4)	31	N/A (5)	N/A	952,557	63,693	5%
Total	403			$20,578,589	$1,188,750	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2025. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2025.
(2)
Based on fair value as of September 30, 2025.
(3)
Includes a 100% interest in a subsidiary with 20 single-family rental units and a 95% interest in a consolidated joint venture with 861 single-family rental units. These are excluded from the number of consolidated properties count.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 324 keys at our consolidated hospitality properties and 881 single-family rental units.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of September 30, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,266
Industrial(2)	$8.19
Office(2)	$35.52

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the nine months ended September 30, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the nine months ended September 30, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of September 30, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	92%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	93%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	98%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	57%	570	94%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	98%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	89%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	89%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	57%	264	98%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	96%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	99%	842	96%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	97%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	94%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	96%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	96%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,444	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	95%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	93%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	95%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	95%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	95%
Total Multifamily	271				63,233
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	79%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	92%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	76%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	93%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.38	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.79
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	79%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	90%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	97%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	2	CO, OH	January 2019	100%	324	71%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	67%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	85%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	861	89%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	20	60%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.94	88%
Extended Stay Portfolio (5)	196	Various	July 2022	45%	24,935	85%
Total Other Properties	228				N/A (4)

Total Investment Properties	600

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
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of September 30, 2025. The occupancy rate for our industrial and office is defined as all leased square footage divided by the total available square footage as of September 30, 2025. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2025.
(3)
Held through our DST Program as of September 30, 2025. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profit interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
(4)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 25,495 keys at our hospitality and extended stay properties and 881 single-family rental units.
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

During the three and nine months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property. During the three and nine months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property.

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

During the three and nine months ended September 30, 2025 and 2024, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of September 30, 2025 ($ in thousands):

		September 30, 2025
Type of Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$909,383

(1)
The symbol “BBSY” refers to the relevant benchmark rate, which is three-month BBSY.
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

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of September 30, 2025 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2025 (remaining)	$5,740	2%	$345	0%	$111	0%	$6,196	2%
2026	18,291	6%	6,053	2%	807	0%	25,151	8%
2027	28,859	10%	12,578	4%	1,433	0%	42,870	14%
2028	19,945	7%	12,449	4%	1,251	0%	33,645	11%
2029	14,919	5%	8,749	3%	6,600	2%	30,268	10%
2030	15,816	5%	19,941	7%	1,712	1%	37,469	13%
2031	6,982	2%	32,566	11%	696	0%	40,244	13%
2032	7,567	3%	10,459	3%	4,118	1%	22,144	7%
2033	8,039	3%	31,112	10%	2,197	1%	41,348	14%
2034	1,351	1%	5,976	2%	422	0%	7,749	3%
Thereafter	4,235	1%	6,960	3%	2,874	1%	14,069	5%
Total	$131,744	45%	$147,188	49%	$22,221	6%	$301,153	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of September 30, 2025, approximately 1% of our industrial portfolio square footage and approximately 21% of our office portfolio square footage is subject to early termination provisions. Approximately 4% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2028.

During the nine months ended September 30, 2025, three tenants exercised early lease termination provisions, impacting 34,202 square feet across our industrial and office properties, which represents approximately 0.2% of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended September 30,		2025 vs. 2024
	2025	2024	$
Revenues
Rental revenue	$384,637	$414,932	$(30,295)
Other revenue	9,313	9,917	(604)
Total revenues	393,950	424,849	(30,899)
Expenses
Property operating	172,369	183,574	(11,205)
General and administrative	10,289	9,683	606
Management fees	21,678	23,690	(2,012)
Performance participation allocation	—	—	—
Impairment of investments in real estate	5,123	1,782	3,341
Depreciation and amortization	178,267	185,138	(6,871)
Total expenses	387,726	403,867	(16,141)
Other expense
Loss from unconsolidated real estate ventures	(4,280)	(4,692)	412
Income from investments in real estate debt, net	17,093	21,513	(4,420)
Net loss on dispositions of real estate	(3,239)	(225)	(3,014)
Interest expense	(159,915)	(165,520)	5,605
Other expense, net	(34,752)	(207,535)	172,783
Total other expense	(185,093)	(356,459)	171,366
Net loss	(178,869)	(335,477)	156,608
Net loss attributable to non-controlling interests in consolidated joint ventures	1,354	1,969	(615)
Net loss attributable to non-controlling interests in Operating Partnership	9,004	16,548	(7,544)
Net loss attributable to stockholders	$(168,511)	$(316,960)	$148,449

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2025 and 2024, rental revenue was $384.6 million and $414.9 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended September 30, 2025 and 2024, other revenue was $9.3 million and $9.9 million, respectively, resulting in a year over year decrease of approximately $0.6 million, driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2025 and 2024, property operating expenses were $172.4 million and $183.6 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2025, general and administrative expenses increased $0.6 million compared to the three months ended September 30, 2024 primarily due to an increase in legal and other professional fee expenses associated with property-level refinancings.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2025 and 2024, management fees were $21.7 million and $23.7 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2024 to September 30, 2025. The decrease was also driven by the Advisor’s waiver of 20% of its management fee effective in May 2024, thereby reducing management fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended September 30, 2025 and 2024, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property. During the three months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $178.3 million and $185.1 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025.

Other Expense

During the three months ended September 30, 2025 and 2024, loss from unconsolidated real estate ventures was ($4.3) million and ($4.7) million, respectively, representing a $0.4 million reduction in losses from unconsolidated real estate ventures.

During the three months ended September 30, 2025 and 2024, income from investments in real estate debt, net was $17.1 million and $21.5 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily attributable to a reduction in interest income on our one remaining floating-rate term loan investment and an unrealized loss driven by changes in the fair value of the investment.

During the three months ended September 30, 2025, we recorded ($3.2) million of net losses from the disposition of 10 single-family rental units and other disposals of Furniture, fixtures and equipment. During the three months ended September 30, 2024, we recorded ($0.2) million of net losses from the disposition of 26 single-family rental units.

During the three months ended September 30, 2025 and 2024, interest expense was $159.9 million and $165.5 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investments in real estate debt. The decrease was primarily driven by a decrease in interest expense of $6.1 million on our unsecured line of credit during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

During the three months ended September 30, 2025 and 2024, other expense, net was ($34.8) million and ($207.5) million, respectively. These results were primarily driven by by unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($39.7) million during the three months ended September 30, 2025 compared to unrealized losses of ($193.2) million during the three months ended September 30, 2024. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

	For the Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	$
Revenues
Rental revenue	$1,165,488	$1,240,479	$(74,991)
Other revenue	23,262	30,215	(6,953)
Total revenues	1,188,750	1,270,694	(81,944)
Expenses
Property operating	510,353	543,746	(33,393)
General and administrative	28,970	35,571	(6,601)
Management fees	66,622	82,200	(15,578)
Performance participation allocation	—	—	—
Impairment of investments in real estate	5,123	1,782	3,341
Depreciation and amortization	524,771	557,425	(32,654)
Total expenses	1,135,839	1,220,724	(84,885)
Other expense
Loss from unconsolidated real estate ventures	(10,634)	(10,365)	(269)
Income from investments in real estate debt, net	55,223	74,384	(19,161)
Net gain on dispositions of real estate	20,538	2,431	18,107
Interest expense	(463,033)	(477,741)	14,708
Other expense, net	(226,778)	(214,283)	(12,495)
Total other expense	(624,684)	(625,574)	890
Net loss	(571,773)	(575,604)	3,831
Net loss attributable to non-controlling interests in consolidated joint ventures	3,637	2,861	776
Net loss attributable to non-controlling interests in Operating Partnership	28,548	28,716	(168)
Net loss attributable to stockholders	$(539,588)	$(544,027)	$4,439

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the nine months ended September 30, 2025 and 2024, rental revenue was approximately $1.2 billion and $1.2 billion, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the nine months ended September 30, 2025 and 2024, other revenue was $23.3 million and $30.2 million, respectively, resulting in a year over year decrease of approximately $7.0 million driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the nine months ended September 30, 2025 and 2024, property operating expenses were $510.4 million and $543.7 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the nine months ended September 30, 2025, general and administrative expenses decreased $6.6 million compared to the nine months ended September 30, 2024 primarily due to a reduction in legal and other professional fee expenses.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2025 and 2024, management fees were $66.6 million and $82.2 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2024 to September 30, 2025. The decrease was also driven by the Advisor’s waiver of 20% of its management fee effective in May 2024, thereby reducing management fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the nine months ended September 30, 2025 and 2024, there was no performance participation allocation as the return hurdle was not achieved.

During the nine months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property. During the nine months ended September 30, 2024, we recognized a $1.8 million impairment charge on one hospitality property.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $524.8 million and $557.4 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2024 and during the nine months ended September 30, 2025.

Other Expense

During the nine months ended September 30, 2025 and 2024, loss from unconsolidated real estate ventures was ($10.6) million and ($10.4) million, respectively, representing a $0.3 million reduction in losses from unconsolidated real estate ventures.

During the nine months ended September 30, 2025 and 2024, income from investments in real estate debt, net was $55.2 million and $74.4 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we recorded $20.5 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, one retail property and 52 single-family rental units. During the nine months ended September 30, 2024, we recorded $2.4 million of net gains from the disposition of two hospitality properties and 78 single-family rental units.

During the nine months ended September 30, 2025 and 2024, interest expense was $463.0 million and $477.7 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investments in real estate debt. The decrease was primarily driven by a decrease in interest expense of $14.0 million on our unsecured line of credit during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, other expense, net was ($226.8) million and ($214.3) million, respectively. These results were primarily driven by unrealized losses relating to the changes in the fair value of our foreign exchange market forwards of ($93.8) million during the nine months ended September 30, 2025, compared to unrealized losses of ($12.9) million during the nine months ended September 30, 2024. These results were offset by a reduction in unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($156.8) million during the nine months ended September 30, 2025 compared to unrealized losses relating to the changes in fair value of our interest rate caps and swaps of ($233.6) million during the nine months ended September 30, 2024. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating measure, which should be considered along with, but not as an alternative to, net loss as a measure of operating performance. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will change over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry measure defined by Nareit, the National Association of Real Estate Investment Trusts.

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

The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to stockholders	$(168,511)	$(316,960)	$(539,588)	$(544,027)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	178,267	185,138	524,771	557,425
Impairment of investments in real estate	5,123	1,782	5,123	1,782
Investment in unconsolidated real estate ventures – depreciation and amortization	13,056	13,275	38,439	40,686
Net loss (gain) on dispositions of real estate	3,239	225	(20,538)	(2,431)
Amount attributable to non-controlling interests for above adjustments	(1,264)	(1,047)	(3,775)	(3,151)
FFO attributable to stockholders	29,910	(117,587)	4,432	50,284
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(1,432)	(2,147)	(4,534)	(7,769)
Deferred income amortization (1)	(8,053)	(4,312)	(18,451)	(14,439)
Amortization of above- and below-market lease intangibles, net	(137)	(390)	(646)	(1,970)
Unrealized losses from changes in the fair value of investments in real estate debt and other financial instruments	39,781	226,791	253,703	241,531
Foreign currency gain	(3,987)	(15,649)	(24,756)	(3,856)
Non-cash performance participation allocation	—	—	—	—
Amortization of deferred financing costs	1,154	5,528	18,412	18,116
Amortization of restricted stock awards	210	210	630	630
Loss on extinguishment of debt	1,289	—	1,809	—
Amount attributable to non-controlling interests for above adjustments	(400)	(1,470)	(1,299)	(1,612)
AFFO attributable to stockholders	$58,335	$90,974	$229,300	$280,915

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ and shares/units in thousands):

Components of NAV	September 30, 2025
Investments in real estate	$20,985,384
Investment in real estate debt	912,498
Cash and cash equivalents	243,842
Restricted cash	229,665
Other assets	206,470
Debt obligations	(11,752,181)
Secured financings on investments in real estate debt	(547,564)
Subscriptions received in advance	(125)
Other liabilities	(1,640,764)
Performance participation accrual	—
Management fee payable	(7,137)
Accrued stockholder servicing fees(1)	(2,751)
Non-controlling interests in consolidated joint ventures	(114,395)
Net asset value	$8,512,942
Number of outstanding shares/units	415,552

__________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2025, we have accrued under GAAP $233.9 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,656,585	$101,335	$504,999	$3,841,760	$408,263	$8,512,942
Number of outstanding shares/units	177,511	4,917	25,026	188,108	19,990	415,552
NAV Per Share/Unit as of September 30, 2025	$20.60	$20.61	$20.18	$20.42	$20.42

__________

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2025 valuations, based on property types.

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.9%	+2.4%	+2.2%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.2)%	(2.0)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2025
Total stockholders’ equity under GAAP	$4,226,688
Redeemable non-controlling interests	408,263
Total partners’ capital of Operating Partnership	4,634,951
Adjustments:
Accrued stockholder servicing fee	231,150
Unrealized net real estate and real estate debt appreciation	11,844
Accumulated depreciation and amortization	3,634,997
NAV	$8,512,942

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.9315 per share for the nine months ended September 30, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2025:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2025	$0.0877	$0.0877	$0.0989	$0.1035
February 28, 2025	0.0893	0.0893	0.0994	0.1035
March 31, 2025	0.0879	0.0879	0.0990	0.1035
April 30, 2025	0.0886	0.0886	0.0992	0.1035
May 31, 2025	0.0883	0.0882	0.0991	0.1035
June 30, 2025	0.0888	0.0888	0.0993	0.1035
July 31, 2025	0.0883	0.0883	0.0991	0.1035
August 31, 2025	0.0884	0.0883	0.0991	0.1035
September 30, 2025	0.0890	0.0890	0.0993	0.1035
Total	$0.7963	$0.7961	$0.8924	$0.9315

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$262,782	72%	$252,177	68%
Reinvested in shares	101,854	28%	120,012	32%
Total distributions	$364,636	100%	$372,189	100%

Sources of Distributions
Cash flows from operating activities(1)	$334,881	92%	$372,189	100%
Cash flows from investing activities(1)	29,755	8%	—	—%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$364,636	100%	$372,189	100%

Cash flows from operating activities	$296,282		$352,633
Funds from operations(2)	$4,432		$50,284

__________

(1)
As of September 30, 2025, our inception to date cash flows from operating activities and certain cash flows from interest rate derivatives, classified as cash flows from investing activities, have funded 100% of our distributions.
(2)
See “Funds from Operations and Adjusted Funds from Operations” above for a description of FFO and a reconciliation of FFO to GAAP net loss attributable to stockholders.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of September 30, 2025 ($ in thousands):

September 30, 2025
Cash and cash equivalents	$243,842
Available borrowings on undrawn unsecured line of credit	342,000
Available borrowings on undrawn senior secured revolving credit facility	150,000
Total available liquidity and capital resources	$735,842

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures and to pay debt service on the outstanding indebtedness we incur. Since November 2022, share repurchase requests from our stockholders have exceeded the limits of our share repurchase plan. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (when earned and to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2025, our distributions have been primarily funded from cash flows from operating activities in addition to certain cash flows from interest rate derivatives, classified as cash flows from investing activities. In addition, for the three and nine months ended September 30, 2025, we have repurchased $0.1 billion and $0.3 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of September 30, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.00%	March 2031	N/A	$2,755,723	$2,978,914
Total fixed rate loans				2,755,723	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.92%	September 2028	N/A	9,124,527	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	December 2025	$161,665	161,665	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				9,286,192	9,823,086
Total loans secured by the Company’s properties				12,041,915	12,802,000

Secured financings on investments in real estate debt	B + 2.65%	June 2030	$547,564	547,564	468,082
Unsecured line of credit(7)	B + 2.50%	May 2027	$1,550,000	1,208,000	1,362,000
Total Indebtedness				$13,797,479	$14,632,082

__________

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, NYFED 30 day SOFR, three-month EURIBOR, three-month CIBOR and three-month BBSY, as applicable to each loan.
(2)
For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)
The majority of our mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of September 30, 2025, there were no mortgage loans that met the criteria to be classified as held-for-sale.
(5)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.
(7)
The repayment of the unsecured line of credit facility is guaranteed by us.

During the period from October 1, 2025 through November 12, 2025, we refinanced and closed an aggregate of approximately $1.0 billion in property-level financing.

During the period from October 1, 2025 through November 12, 2025, we repurchased $0.1 billion of common stock under our share repurchase plan. In October 2025, we received repurchase requests in excess of the 0.5% monthly limit. Based on the terms of our share repurchase plan, we honored all repurchase requests for November 2025 on a pro rata basis up to the 0.5% monthly limitation following the repurchase priority. As such, following the repurchase priority, approximately 4% of each stockholder’s October’s repurchase request was satisfied.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows provided by operating activities	$296,282	$352,633
Cash flows provided by investing activities	1,206,112	617,925
Cash flows used in financing activities	(1,551,412)	(1,009,277)
Effect of exchange rate changes	(409)	46
Net decrease in cash and cash equivalents and restricted cash	$(49,427)	$(38,673)

Cash flows provided by operating activities decreased by approximately $56.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease is primarily attributable to a reduction in property operating income as a result of asset sales during the year ended December 31, 2024.

Cash flows provided by investing activities increased by approximately $0.6 billion during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to an increase of approximately $1.1 billion in proceeds from dispositions of real estate, partially offset by a decrease of approximately $0.6 billion in proceeds received from the dispositions of real estate debt investments and real estate debt securities.

Cash flows used in financing activities increased by approximately $0.5 billion during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by a $1.4 billion decrease in net borrowings on our mortgage notes, secured credit facilities and unsecured line of credit and a $0.1 billion decrease in net proceeds from the issuance of our common stock. The increase was offset by a $0.6 billion decrease in repurchases of our common stock and a $0.3 billion increase in borrowings under secured financings on investments in real estate debt.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financing on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $11.0 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $9.3 billion as of September 30, 2025 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2025, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $1.3 million and $3.5 million, respectively, net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of September 30, 2025, we held a $0.9 billion investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2025, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million and $0.7 million, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of September 30, 2025, the fair value at which we may sell our investments in real estate debt is not known, but a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $90.9 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2025, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 702,430 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2025 and August 2025. Additionally, we issued 349,463 unregistered Class I shares to the Advisor in October 2025 in satisfaction of the September 2025 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited. From our inception until our share repurchase plan was amended as described below, the total amount of shares that we could repurchase was limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On May 23, 2024, we amended our share repurchase plan such that, beginning with repurchases during the month of May 2024, we limited share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, we limited share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On June 6, 2025, we amended our share repurchase plan so that beginning with repurchases during the month of June 2025, we limit share repurchases to 0.5% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Beginning July 1, 2025, the share repurchase plan has been amended such that we limit share repurchases to 1.5% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

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

During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)		per Share	or Programs	Plans or Programs (2)
July 2025(3)	2,007,395		$20.99	2,007,395	—
August 2025(3)	2,000,403		20.99	2,000,403	—
September 2025(3)	2,586,285	(4)	20.87	2,586,285	—
Total	6,594,083		$20.94	6,594,083	—

__________

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $125.6 million of Class T, Class S, Class D and Class I shares based on our June 30, 2025 NAV in the third quarter of 2025. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In each of July, August and September 2025, we received repurchase requests in excess of the applicable monthly or quarterly repurchase limitation. As per the terms of our share repurchase plan, we honored all repurchase requests for each of July, August and September 2025 on a pro rata basis up to the applicable monthly or quarterly repurchase limitation following certain repurchases that receive priority. As such, approximately 4% of each stockholder’s July 2025 repurchase request was satisfied, approximately 4% of each stockholder’s August 2025 repurchase request was satisfied and approximately 4% of each stockholder’s September 2025 repurchase requested was satisfied (following the repurchase priority).
(4)
Includes 563,052 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Second Amended and Restated Advisory Agreement

On November 11, 2025, we, the Operating Partnership and our Advisor entered into that certain Second Amended and Restated Advisory Agreement (the “Advisory Agreement”). The Advisory Agreement amends and restates the prior version of the agreement to, among other things, make certain updates requested by a state securities examiner.

Appointment of Director

On November 11, 2025, our board of directors appointed Nora Creedon, our Chief Executive Officer and President, to serve as a member of our board of directors.

The appointment of Ms. Creedon was not made pursuant to any arrangement or understanding between her and any other person. Updated biographical information with respect to Ms. Creedon is set forth below:

Nora Creedon, age 47, has served as our Chief Executive Officer and President since July 2025 and as a member of our board of directors since November 2025. Prior to her appointment as our Chief Executive Officer and President, Ms. Creedon was a Managing Director at Goldman Sachs in the private real estate group within Asset & Wealth Management. She most recently served as the chief executive officer and President of Goldman Sachs Real Estate Income Trust, Inc. (“GS REIT”), a public, non-listed equity REIT. She also oversaw the real estate investments of the Exchange Fund series, which included approximately $4 billion of core real estate. Ms. Creedon served on the Global Real Estate Investment Committee at Goldman Sachs. Prior to her role as the chief executive officer and President of GS REIT, Ms. Creedon was the Global Head of REITs and Infrastructure strategies within Fundamental Equity investing at Goldman Sachs. Ms. Creedon first joined Goldman Sachs in 2001 and rejoined the firm in 2010 after working at Fidelity Investments from 2004 to 2007 and Fortress Investment Group from 2007 to 2010. Ms. Creedon received a B.S. in Foreign Service from Georgetown University.

Ms. Creedon provides our board of directors with extensive investment management experience.

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

10.1*

Second Amended and Restated Advisory Agreement, dated November 12, 2025, by and among Starwood Real Estate Income Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, L.L.C.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 12, 2025	/s/ Nora Creedon
Date	Nora Creedon
Chief Executive Officer, President, and Director (Principal Executive Officer)

November 12, 2025	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)