Form 10-K
period 2025-12-31
Starwood Real Estate Income Trust, Inc.
filed 2026-03-20
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of March 20, 2026, the registrant had the following shares outstanding: 4,651,128 shares of Class T common stock, 173,427,108 shares of Class S common stock, 24,545,373 shares of Class D common stock and 185,907,606 shares of Class I common stock.

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

As of December 31, 2025, we owned 402 consolidated real estate properties, 878 single-family rental units, two investments in unconsolidated real-estate ventures and one real estate debt investment. We currently operate in five reportable segments: Multifamily, Industrial, Office, Other and Investment in Real Estate Debt.

On December 27, 2017, we commenced our initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, our initial public offering terminated and we commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, our follow-on public offering terminated and we commenced our third public offering of up to $18.0 billion in shares of common stock. On February 4, 2026, our third public offering terminated, and we commenced our fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan. We intend to continue selling shares in our fourth public offering on a monthly basis.

As of March 20, 2026, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.

In April 2024, we launched a program (the “DST Program”) to raise capital, through the Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code (the “Code”). Affiliates of the Advisor will receive fees in connection with the sale of the DST Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares under our share repurchase plan and for other corporate purposes. As of March 20, 2026, we have raised approximately $62.2 million in gross offering proceeds through the DST Program.

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

Review of our Policies

Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination. In addition, our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions occurring in the year ended December 31, 2025 are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Investment Strategy

Our investment strategy seeks to capitalize on Starwood Capital’s scale and the real-time information provided by its real estate holdings to identify and acquire our target investments at attractive pricing. We also seek to benefit from Starwood Capital’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships in the real estate industry. Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $90 billion of capital and currently has over $125 billion of assets under management. Over the past 34 years, Starwood Capital has invested in excess of $265 billion of assets, including properties within every major real estate asset class. Our objective is to bring Starwood Capital’s leading real estate investment platform to income-focused investors.

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

Investments in Properties

To execute our investment strategy, we invest primarily in stabilized, income-oriented commercial real estate. Our portfolio is principally comprised of properties located in the United States and is diversified on a global basis through investments in properties outside of the United States, with a focus on Europe. These may include multifamily, industrial and office assets, as well as other property types, including, without limitation, single-family rental, self-storage, retail, medical office, student housing, senior living, data centers, and manufactured housing properties. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but we may consider development that is ancillary to an overall investment.

We do not designate specific sector allocations for the portfolio; rather we invest in markets or asset classes where we see the best opportunities that support our investment objectives.

Investment in Real Estate Debt

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates. See Item 1A. “Risk Factors—Risks Related to Conflicts of Interest.”

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

For the years ended December 31, 2025 and 2024, we had a GAAP net loss attributable to stockholders of ($691.6) million and ($684.9) million, respectively, resulting in a GAAP net loss per share of common stock, basic and diluted, of ($1.74) for the year ended December 31, 2025 and ($1.68) for the year ended December 31, 2024. Our accumulated deficit and cumulative distributions as of December 31, 2025 and 2024 was ($4.8) billion and ($3.7) billion, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

We have held certain of our current investments for only a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held certain of our current investments for a limited period of time and are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire in the future. Since we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. Since you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

In any particular month, we may choose to repurchase fewer shares than have been requested to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 0.5% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 1.5% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). Since October 2022, repurchase requests have consistently exceeded the monthly and/or quarterly limits and may continue to exceed such limits in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including the ongoing conflicts in the Middle East and Ukraine) could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

In addition, stockholders have and may continue to seek to repurchase some or all of the shares of our common stock that they hold. A significant volume of repurchase requests in a given period has in the past and may in the future cause requests to exceed the monthly and quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.

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

We expect to receive an appraisal for each of our properties from an independent third-party appraisal firm no less than annually, which can be considered in determining the value of our properties each quarter-end. The independent valuation advisor also reviews and provides an opinion as to the reasonableness of the valuations of our properties prepared by the Advisor for each month that is not a quarter-end. When these values are included in our NAV calculations, there may be a material change in our NAV per share for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because new property values may differ materially from the prior values or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new value or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share is based in part on appraisals of each of our properties provided by our independent valuation advisor in accordance with valuation guidelines. The independent valuation advisor also reviews and provides an opinion as to the reasonableness of the valuations of our properties prepared by the Advisor for each month that is not a quarter-end. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor will review appraisal reports and monitor our properties, and will notify the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the property valuation, but it may be difficult to reflect fully and accurately, rapidly changing market conditions or material events that may impact the value of our assets or liabilities between valuations, or to obtain quickly, complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above.

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

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, subject to the provisions of our charter and any applicable laws or regulations, our board of directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

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

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

We rely heavily on our and Starwood Capital’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. The risk of cybersecurity incidents may additionally be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. Attacks on Starwood Capital and its affiliates and their portfolio entities and service providers’ systems could involve and, in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Starwood Capital, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cybersecurity threats Starwood Capital faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Starwood Capital because Starwood Capital holds a significant amount of confidential and sensitive information about its investors, its portfolio entities and potential investments. As a result, Starwood Capital may face a heightened risk of a cybersecurity breach or disruption with respect to this information. If successful, these types of attacks on Starwood Capital’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Starwood Capital takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”). Starwood Capital has taken meaningful steps to integrate AI into its business operations and continues to expand its use across the firm. The Company has deployed enterprise-scale large language model platforms firm-wide, enabling employees to leverage AI for research, analysis, drafting, and operational workflows. While Starwood Capital has made and expects to continue making investments in AI capabilities, the full impact of these evolving technologies on our industry or business cannot be fully determined at this time, and there can be no assurance that such investments will yield expected efficiencies or competitive advantages.

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

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war (including the ongoing conflicts in the Middle East and Ukraine) and actual or perceived instability in the U.S. banking system;
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

We face risks associated with epidemics and pandemics.

Certain countries have been susceptible to epidemics which can be designated as pandemics by world health authorities. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore can be expected to adversely affect our performance investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments, portfolio entity operations, and our ability to achieve our investment objectives.

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

Risks associated with natural disasters and climate change may adversely affect our business and financial results and damage our reputation.

Certain regions in which we invest or conduct activities related to investments are susceptible to natural disasters, such as earthquakes (particularly regions located within the “Ring of Fire,” the series of oceanic trenches, volcanic arcs and converging tectonic plates that account for approximately 90% of the world’s earthquakes), and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our investments, we could lose both invested capital and anticipated profits.

There has been increasing awareness and concern of severe weather, other climate events outside of the historical norm and other effects of climate change. Transition risks associated with climate change include higher energy costs, higher costs of supply chain services, increased frequency of supply chain disruptions and new or more stringent environment regulations. For example, government restrictions, standards or regulations intended to reduce greenhouse gas emissions (GHG) and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate (e.g., “green” building codes or other standards on water and energy usage and efficiency). Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws, health and safety and building construction standards in the U.S. have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs.

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. To the extent the effects of climate change increase, we would expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact on hospitality businesses or properties resulting in increased costs to remedy or repair impacts or from investments made in advance of such events to minimize potential damage. Additionally, there may be actual or threatened damage related to actual or forecasted extreme weather events that could increase the cost of, or render unavailable, insurance on favorable terms on the properties underlying our investments. Repair, remediation or insurance expenses could reduce net operating income of properties and the value of our investment related to such properties.

Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

Further, certain regions in which we invest or conduct activities related to investments are particularly sensitive to weather and climate conditions. In addition, climate change is widely considered to be a significant threat to the global economy. Our Advisor, we and our investments may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events, rising sea levels and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Moreover, damage resulting from extreme weather may not be fully insured. Additionally, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including enhanced disclosure obligations with respect to GHG emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions or the adequacy of our response to climate change). The Advisor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an investment or us.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Starwood Capital’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purposes of investing in real estate debt. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. Additionally, rapid advances in AI may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

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

Additionally, recent policy proposals aimed at limiting institutional investors from buying single‑family housing could reduce our ability to acquire certain single-family housing, increase regulatory uncertainty, and reduce the number of buyers for single-family housing, which may adversely affect market dynamics and valuations.

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

We may be involved in disputes over ownership of land.

In certain jurisdictions, including the United States, title insurance is readily available to cover this risk, though typical exclusions from policies may render them ineffective in certain cases. In jurisdictions where title insurance is not readily available, or where we do not obtain it, we could rely on opinions of title from lawyers or other professionals, which may prove inaccurate. Furthermore, in some jurisdictions, certain social groups may have claims against property that otherwise appears to be properly entitled in the real estate registries, which may encumber title of property acquired by us or our portfolio entities. In other jurisdictions, the real estate registry commonly does not reflect the true holder of the real estate title, which complicates title research and may result in title problems. Finally, in some jurisdictions, a purchase of real property can be attacked as not meeting “true sale” requirements and recharacterized as secured financing in the event the seller becomes insolvent. If any of these events occurs in relation to any of our interests or properties, we could lose value or certain of its rights in relation thereto.

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

We may invest from time-to-time in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply, and labor shortages, various uninsured or uninsurable risks, natural disasters, political elections and other events, government shutdowns, trade barriers, tariffs, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantine imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, geopolitical events, military conflicts, war (including the ongoing conflicts in the Middle East and Ukraine), demand and/or real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We face risks associated with foreign currencies and exchange rates.

Our assets generally will be denominated in the currency of the jurisdiction where the assets are located. Consequently, the return realized on any investment by investors whose functional currency is not the currency of the jurisdiction in which the investments are located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations, in addition to the performance of such investment itself. Moreover, we may incur costs when converting one currency into another. The value of an investment may fall substantially as a result of fluctuations in the currency of the country in which the investment is made as against the value of the U.S. dollar. The Advisor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged or that any executed hedging will improve the performance of any investment. In addition, we can in certain cases be expected to borrow for the purposes of acquiring or funding the operation of one or more assets in the currency of a jurisdiction other than the jurisdiction(s) in which such assets are located. Consequently, movements in currency exchange rates, costs of conversion and exchange control regulations may adversely affect the returns realized on such investments and our ability to repay such borrowings.

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

The Advisor is paid a management fee for its services based on our NAV, which is calculated by The Bank of New York, our fund administrator, based on valuations provided by the Advisor. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

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

Certain Other Starwood Accounts target real estate debt investments (“Starwood Debt Funds”) related to properties in the U.S. and Europe. We do not expect to target such debt investments as our primary investment strategy, but to the extent that we do, such Starwood Debt Funds will have priority with respect to such investment opportunities, and, as such, will result in less of an investment opportunity being made available to us.

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

We intend to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Such investments may be substantial and may take the form of non-managing, non-controlling interests. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through one of our TRSs, our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests that apply to REITs. In certain cases, common commercial practices outside the United States may be inconsistent with the REIT rules for qualifying “rents from real property,” and sale and exchange gains are likely to be recognized that may or may not be treated as non-qualifying income for purposes of the gross income tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a TRS. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements. We may avoid some of these risks by investing in joint ventures or funds that are classified as partnerships for U.S. federal income tax purposes through one of our TRSs. Under the asset tests, however, no more than 20% of our assets may consist of TRS securities for taxable years ended on or before December 31, 2025. For taxable years beginning after December 31, 2025, that percentage limit is increased from 20% to 25%. In addition, in the case of any non-U.S. TRSs, we would expect to have to take into income the net income of such a TRS each year under the “subpart F income” rules applicable to “controlled foreign corporations” without regard to whether we receive any distributions from the TRS. Such subpart F income inclusions will be treated as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce our NAV.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain provisions that were enacted in the Tax Cuts and

Jobs Act of 2017, most of which were set to expire after December 31, 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

In addition, we and our subsidiaries could be subject to the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Rules (more commonly referred to as the “Pillar 2 Rules”) as promulgated by certain non-U.S. jurisdictions. The Pillar 2 Rules can potentially lead to additional taxes when the effective tax rate (as defined by the Pillar 2 Rules) in a jurisdiction is below 15%. It is noted that the Pillar 2 Rules are still yet to be implemented in most of the jurisdictions in which we operate. Developments will be monitored as guidance and local implementation progresses.

We cannot assure stockholders that any future changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation rather than a REIT. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and for taxable years ended on or before December 31, 2025, no more than 20% of the value of our assets may be represented by securities of one or more TRSs. For taxable years beginning after December 31, 2025, no more than 25% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter (or within 6 months if certain requirements are met) or qualify for certain statutory relief provisions, in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a

REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense may be limited under the Code. The deduction for business interest expense is limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and any deductions for depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and qualified dividend income). Such non-corporate U.S. taxpayers are urged to consult with their tax advisor regarding their effective tax rate with respect to REIT dividends.

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

For taxable years ended on or before December 31, 2025, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. For taxable years beginning after December 31, 2025, that percentage limit is increased from 20% to 25%. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we made or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a company externally managed by the Advisor, we rely on Starwood Capital’s information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers, to assist in conducting our businesses. Starwood Capital’s IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incidents, or a series of related cybersecurity incidents, that could adversely impact our financial condition, results of operations, cash flows or business strategy, including our ability to operate core business functions. In the last fiscal year, Starwood Capital continually monitored the cybersecurity risk landscape and did not experience any cybersecurity breaches, including malware and computer virus attacks that have materially affected, or are reasonably likely to materially affect our financial condition, results of operations, cash flows, or business strategy. For more information on our cybersecurity-related risks, see Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Further, Starwood Capital utilizes on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed third-party security service providers. These third parties collect events generated by critical systems in real-time, filter non-security events, and then correlate the information using security data analytical engines so that personnel of Starwood Capital can identify and analyze threats. With respect to the software platforms that are hosted by third parties, Starwood Capital utilizes an external vendor risk management platform to evaluate, rate, monitor and track vendor risk. The security practices and processes of our third-party service providers are monitored regularly. In addition, we have engaged a third-party to evaluate and review the remediation of cybersecurity risks of our third party service providers, including financial service providers, property managers and professional service firms. For any hosted applications, Starwood Capital inquires if the vendor issues a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, Starwood Capital takes additional steps to assess its cybersecurity preparedness and assess the relationship on that basis. Starwood Capital’s assessment of risks associated with the use of third party service providers is part of Starwood Capital’s overall cybersecurity risk management framework.

Governance

Our board of directors is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee receives at least semi-annual, or more frequently as needed, updates from the Advisor on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents.

Starwood Capital’s Chief Technology Officer leads the overall cybersecurity function and is responsible for developing and implementing Starwood Capital’s Information Security Program, overseeing cybersecurity strategy, and managing responses to cybersecurity threats. The Chief Technology Officer has extensive experience in technology leadership and cybersecurity oversight within financial services organizations. The IT security team includes personnel with cybersecurity certifications and experience in information security, risk management, incident response, and security operations. In addition, Starwood Capital engages third-party cybersecurity firms to supplement its in-house capabilities.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

Our public offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. Our common stock is not currently traded on any exchange, and no established market exists for our common stock. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 15, 2026, we had 1,026 holders of Class T, 30,299 holders of Class S, 1,453 holders of Class D and 16,892 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

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

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for our public offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares. For the year ended December 31, 2025, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 0.8%.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

The following table presents our monthly NAV per share for each of the four classes of shares for the year ended December 31, 2025:

	Common Stock Class S	Common Stock Class T	Common Stock Class D	Common Stock Class I
January 31, 2025	$21.82	$21.84	$21.40	$21.64
February 28, 2025	$21.66	$21.67	$21.23	$21.48
March 31, 2025	$21.32	$21.33	$20.90	$21.14
April 30, 2025	$21.15	$21.16	$20.73	$20.97
May 31, 2025	$21.10	$21.11	$20.68	$20.92
June 30, 2025	$21.10	$21.12	$20.67	$20.92
July 31, 2025	$20.99	$21.01	$20.57	$20.82
August 31, 2025	$20.76	$20.78	$20.34	$20.59
September 30, 2025	$20.60	$20.61	$20.18	$20.42
October 31, 2025	$20.44	$20.45	$20.02	$20.26
November 30, 2025	$20.34	$20.35	$19.92	$20.16
December 31, 2025	$20.14	$20.15	$19.72	$19.96

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

The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate	$20,953,304
Investment in real estate debt	918,252
Cash and cash equivalents	197,960
Restricted cash	225,737
Other assets	154,668
Debt obligations	(11,753,302)
Secured financings on investments in real estate debt	(550,951)
Subscriptions received in advance	(145)
Other liabilities	(1,767,593)
Performance participation accrual	—
Management fee payable	(6,918)
Accrued stockholder servicing fees(1)	(2,753)
Non-controlling interests in consolidated joint ventures	(116,989)
Net asset value	$8,251,270
Number of outstanding shares/units	412,009

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2025, we have accrued under GAAP $224.3 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,536,625	$96,417	$488,020	$3,731,107	$399,101	$8,251,270
Number of outstanding shares/units	175,606	4,785	24,744	186,884	19,990	412,009
NAV Per Share/Unit as of December 31, 2025	$20.14	$20.15	$19.72	$19.96	$19.97

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2025 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.9%	5.5%
Industrial	7.3%	5.8%
Office	8.0%	6.8%
Other	8.4%	6.9%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.8%	+2.4%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2025
Total stockholders’ equity under GAAP	$3,886,130
Redeemable non-controlling interests	399,101
Total partners’ capital of Operating Partnership	4,285,231
Adjustments:
Accrued stockholder servicing fee	221,579
Unrealized net real estate and real estate debt appreciation	601,081
Accumulated depreciation and amortization	3,143,379
NAV	$8,251,270

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

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $1.2420 per share for the year ended December 31, 2025. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2025:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2025	$0.0877	$0.0877	$0.0989	$0.1035
February 28, 2025	0.0893	0.0893	0.0994	0.1035
March 31, 2025	0.0879	0.0879	0.0990	0.1035
April 30, 2025	0.0886	0.0886	0.0992	0.1035
May 31, 2025	0.0883	0.0882	0.0991	0.1035
June 30, 2025	0.0888	0.0888	0.0993	0.1035
July 31, 2025	0.0883	0.0883	0.0991	0.1035
August 31, 2025	0.0884	0.0883	0.0991	0.1035
September 30, 2025	0.0890	0.0890	0.0993	0.1035
October 31, 2025	0.0887	0.0886	0.0992	0.1035
November 30, 2025	0.0893	0.0892	0.0994	0.1035
December 31, 2025	0.0889	0.0888	0.0993	0.1035
Total	$1.0632	$1.0627	$1.1903	$1.2420

The following table summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Amount	%	Amount	%	Amount	%
Distributions
Payable in cash	$350,859	72%	$339,007	69%	$367,954	66%
Reinvested in shares	133,900	28%	155,250	31%	189,498	34%
Total distributions	$484,759	100%	$494,257	100%	$557,452	100%

Sources of Distributions
Cash flows from operating activities(1)	$345,612	71%	$494,257	100%	$557,452	100%
Cash flows from investing activities(2)	42,000	9%	—	—%	—	—%
Offering proceeds(3)	97,147	20%	—	—%	—	—%
Total sources of distributions	$484,759	100%	$494,257	100%	$557,452	100%

Cash flows from operating activities	$345,612		$429,191		$556,567
Funds from operations(4)	$43,762		$171,897		$111,043

(1)
As of December 31, 2024 and 2023, our inception to date cash flows from operating activities funded 100% of our distributions.
(2)
Certain cash flows from interest rate derivatives, classified as cash flows from investing activities, have funded a portion of our distributions.
(3)
Offering proceeds represents distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)
See “Funds from Operations and Adjusted Funds from Operations” below for a description of funds from operations and a reconciliation of funds from operations to GAAP net loss attributable to stockholders.

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

The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net loss attributable to stockholders	$(691,616)	$(684,883)	$(649,703)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	704,765	742,220	811,788
Impairment of investments in real estate	5,123	150,392	188,804
Investment in unconsolidated real estate ventures – depreciation, amortization, and impairment	51,550	55,496	54,542
Net gain on dispositions of real estate	(21,081)	(87,108)	(289,818)
Amount attributable to non-controlling interests for above adjustments	(4,979)	(4,220)	(4,570)
FFO attributable to stockholders	43,762	171,897	111,043
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(7,299)	(10,213)	(13,181)
Deferred income amortization	(24,367)	(20,108)	(15,957)
Amortization of above- and below-market lease intangibles, net	(1,168)	(2,464)	(3,839)
Unrealized losses from changes in the fair value of investments in real estate debt and other financial instruments	264,081	153,827	349,941
Foreign currency (gain) loss	(26,956)	41,062	(14,786)
Amortization of restricted stock awards	840	840	840
Non-cash performance participation allocation	—	—	—
Amortization of deferred financing costs (1)	24,878	22,252	35,111
Loss on extinguishment of debt	5,247	—	93
Amount attributable to non-controlling interests for above adjustments	(1,678)	(1,166)	(2,268)
AFFO attributable to stockholders	$277,340	$355,927	$446,997

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

During the years ended December 31, 2025, 2024 and 2023, we incurred management fees of $87.6 million, $105.4 million and $153.4 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Advisor elected to receive the management fee in shares of our common stock. We issued 3,870,226, 4,336,544 and 5,673,483 unregistered Class I shares to the Advisor as payment for the management fee and also had a payable of $6.9 million, $7.7 million and $10.9 million related to the management fee as of December 31, 2025, 2024 and 2023, respectively, which is included in Due to affiliates on our consolidated financial statements. During January 2026, the Advisor was issued 346,519 unregistered Class I shares as payment for the $6.9 million management fee accrued as of December 31, 2025. During January 2025, the Advisor was issued 354,652 unregistered Class I shares as payment for the $7.7 million management fee accrued as of December 31, 2024. During January 2024, the Advisor was issued 473,622 unregistered Class I shares as payment for the $10.9 million management fee accrued as of December 31, 2023. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. As further described in Note 11 to our consolidated financial statements, total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2025, 2024 and 2023, we did not recognize a performance participation allocation as the return hurdle was not achieved.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis subject to the following repurchase priority. First, repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5 million per month. Second, repurchase requests that would result in the account having a balance below $2,500 will be repurchased in full to the extent there are available funds. Thereafter, any remaining funds will be used to repurchase all other shares submitted for repurchase during such month on a pro rata basis.

The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited. From our inception until our share repurchase plan was amended as described below, the total amount of shares that we could repurchase was limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On May 23, 2024, we amended our share repurchase plan such that, beginning with repurchases during the month of May 2024, we limited share repurchases to 0.33% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, beginning on July 1, 2024, we limited share repurchases to 1% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). On June 6, 2025, we amended our share repurchase plan so that beginning with repurchases during the month of June 2025, we limit share repurchases to 0.5% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month), and beginning July 1, 2025, we limit share repurchases to 1.5% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

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

During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)		per Share	or Programs	Plans or Programs (2)
October 2025(3)	2,000,774		$20.65	2,000,774	—
November 2025(3)	1,978,666		20.49	1,978,666	—
December 2025(3)	2,504,077	(4)	20.31	1,978,130	—
Total	6,483,517		$20.47	5,957,570	—

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $121.6 million of Class T, Class S, Class D and Class I shares based on our September 30, 2025 NAV in the fourth quarter of 2025. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In each of October, November and December 2025, we received repurchase requests in excess of the applicable monthly or quarterly repurchase limitation. As per the terms of our share repurchase plan, we honored all repurchase requests for each of October, November and December 2025 on a pro rata basis, subject to the repurchase priority, up to the applicable monthly or quarterly repurchase limitation. As such, approximately 4% of each stockholder’s October 2025 repurchase request was satisfied, approximately 4% of each stockholder’s November 2025 repurchase request was satisfied and approximately 4% of each stockholder’s December 2025 share repurchase request was satisfied.
(4)
Includes 525,947 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

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

Public Offerings

On December 27, 2017, we commenced our initial public offering of up to $5.0 billion in shares of our common stock. On June 2, 2021, our initial public offering terminated and we commenced our follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and we commenced our third public offering of up to $18.0 billion in shares of common stock. On February 4, 2026, our third public offering terminated, and we commenced our fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in our primary offering and up to $0.5 billion in shares pursuant to our distribution reinvestment plan. We intend to continue selling shares in our fourth public offering on a monthly basis.

As of March 20, 2026, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio”.

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

As of December 31, 2025, we have raised approximately $56.0 million in gross offering proceeds through the DST Program.

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

Recent Developments

Business Outlook

Amid today’s economic uncertainty, geopolitical environment and stock market volatility, real estate offers tangible, income-generating assets with low correlation to public market fluctuations, making it an effective portfolio diversifier. The tariff events are likely to cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation.

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

2025 Highlights

Operating Results:

•
Declared monthly net distributions totaling $484.8 million for the year ended December 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	5.2%	5.2%	6.0%	6.2%
Annualized Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(3.3%)	(3.2%)	(2.7%)	(2.4%)
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	4.7%	4.7%	5.0%	5.4%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	4.2%	4.1%	4.8%	N/A

Disposition Activity:

•
Sold 43 industrial properties, 13 multifamily properties, two hospitality properties, one retail property, and 55 single-family rental units for total net proceeds of approximately $0.3 billion during the year ended December 31, 2025.

Financing Activity:

•
Refinanced and closed an aggregate of $3.0 billion in property-level financing.
•
Refinanced our secured financings on investment in real estate debt through a series of transactions, generating approximately $40.7 million in net proceeds.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of December 31, 2025:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of December 31, 2025:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of December 31, 2025 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the Year ended December 31, 2025	Percentage of Segment Revenue
Multifamily	271	63,233 units	94%	$15,356,900	$1,179,694	75%
Industrial	81	15.79 sq. ft.	92%	2,710,444	151,497	9%
Office	20	3.90 sq. ft.	91%	1,556,239	167,025	11%
Other Properties(3)(4)	30	N/A (5)	N/A	933,336	82,713	5%
Total	402			$20,556,919	$1,580,929	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of December 31, 2025. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2025.
(2)
Based on fair value as of December 31, 2025.
(3)
Includes a 100% interest in a subsidiary with 19 single-family rental units and a 95% interest in a consolidated joint venture with 859 single-family rental units. These are excluded from the number of consolidated properties count.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 150 keys at our consolidated hospitality property and 878 single-family rental units.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of December 31, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,282
Industrial(2)	$8.20
Office(2)	$34.95

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the year ended December 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the year ended December 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	95%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	97%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	54%	570	94%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	92%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	94%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	90%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	89%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	54%	264	94%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	93%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	99%	842	97%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	94%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	94%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	94%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	94%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	94%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	98%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,444	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	93%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	91%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	95%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	94%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	95%
Total Multifamily	271				63,233
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	76%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	76%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	94%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.38	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.79
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	80%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	90%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	96%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	100%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	97%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	1	Boulder, CO	January 2019	100%	150	70%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	67%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	85%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	859	93%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	19	84%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.94	86%
Extended Stay Portfolio (5)	195	Various	July 2022	45%	24,802	83%
Total Other Properties	226				N/A (4)

Total Investment Properties	598

(1)
Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets. The table also includes two investments (196 total properties) owned by two unconsolidated real estate ventures.
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of December 31, 2025. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of December 31, 2025. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12-month average occupancy for hospitality and extended stay investments for the period ended December 31, 2025.
(3)
Held through our DST Program as of December 31, 2025. These properties have been consolidated on our Consolidated Balance Sheets. Any profit interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.
(4)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 25,188 keys at our hospitality and extended stay properties and 878 single-family rental units.
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

During the year ended December 31, 2025, we recognized a $5.1 million impairment charge on one hospitality property. During the year ended December 31, 2024, we recognized an aggregate $150.4 million of impairment charges related predominantly to 10 multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, we recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties held as of December 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

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

During the years ended December 31, 2025, 2024 and 2023, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of December 31, 2025 ($ in thousands):

		December 31, 2025
Type of Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$915,431

(1)
The symbol “BBSY” refers to the relevant benchmark rate, which is three-month Bank Bill Swap Bid Rate (“BBSY”).
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

Lease Expirations

The following table details the expiring leases at our industrial, office, and other properties by annualized base rent as of December 31, 2025 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2026	$19,746	6%	$7,300	1%	$918	0%	$27,964	7%
2027	27,411	9%	9,412	3%	1,333	1%	38,156	13%
2028	22,007	7%	14,334	5%	1,182	1%	37,523	13%
2029	16,863	5%	8,752	3%	6,538	2%	32,153	10%
2030	17,870	6%	20,118	7%	1,708	1%	39,696	14%
2031	6,986	2%	33,711	11%	689	0%	41,386	13%
2032	11,122	4%	10,119	4%	4,293	2%	25,534	10%
2033	9,922	3%	14,369	5%	2,187	1%	26,478	9%
2034	1,351	0%	5,976	1%	422	0%	7,749	1%
2035	782	0%	947	0%	492	0%	2,221	0%
Thereafter	3,958	1%	23,374	8%	2,595	1%	29,927	10%
Total	$138,018	43%	$148,412	48%	$22,357	9%	$308,787	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of December 31, 2025, approximately 1% of our industrial portfolio square footage and approximately 14% of our office portfolio square footage is subject to early termination provisions. Approximately 8% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2029.

During the year ended December 31, 2025, three tenants exercised early lease termination provisions, impacting 34,202 square feet across our industrial and office properties, which represents approximately 0.2% of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2024, two tenants exercised early lease termination provisions, impacting 56,747 square feet across our industrial and office properties, which represents 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,		2025 vs. 2024
	2025	2024	$
Revenues
Rental revenue	$1,549,669	$1,649,291	$(99,622)
Other revenue	31,260	38,494	(7,234)
Total revenues	1,580,929	1,687,785	(106,856)
Expenses
Property operating	676,635	714,991	(38,356)
General and administrative	39,054	47,048	(7,994)
Management fees	87,618	105,356	(17,738)
Performance participation allocation	—	—	—
Impairment of investments in real estate	5,123	150,392	(145,269)
Depreciation and amortization	704,765	742,220	(37,455)
Total expenses	1,513,195	1,760,007	(246,812)
Other expense
Loss from unconsolidated real estate ventures	(13,519)	(13,435)	(84)
Income from investments in real estate debt, net	74,709	95,755	(21,046)
Net gain on dispositions of real estate	21,081	87,108	(66,027)
Interest expense	(636,067)	(641,420)	5,353
Loss on extinguishment of debt	(5,247)	—	(5,247)
Other expense, net	(241,740)	(179,994)	(61,746)
Total other expense	(800,783)	(651,986)	(148,797)
Net loss	(733,049)	(724,208)	(8,841)
Net loss attributable to non-controlling interests in consolidated joint ventures	4,742	3,228	1,514
Net loss attributable to non-controlling interests in Operating Partnership	36,691	36,097	594
Net loss attributable to stockholders	$(691,616)	$(684,883)	$(6,733)

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office, and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the years ended December 31, 2025 and 2024, rental revenue was approximately $1.5 billion and $1.6 billion, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the years ended December 31, 2025 and 2024, other revenue was $31.3 million and $38.5 million, respectively, resulting in a year over year decrease of approximately $7.2 million driven by sales of hospitality assets.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the years ended December 31, 2025 and 2024, property operating expenses were approximately $676.6 million and $715.0 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the year ended December 31, 2025, general and administrative expenses decreased approximately $8.0 million compared to the year ended December 31, 2024 and was primarily driven by a reduction in legal and other professional fee expenses.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the years ended December 31, 2025 and 2024, management fees were $87.6 million and $105.4 million, respectively. The decrease was primarily due to the reduction in our average NAV from December 31, 2024 to December 31, 2025. The decrease was also driven by the

Advisor’s waiver of 20% of its management fee effective in May 2024, thereby reducing management fees from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV and quarterly repurchase limit of 5% of NAV.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the years ended December 31, 2025 and 2024, there was no performance participation allocation as the return hurdle was not achieved.

During the year ended December 31, 2025, we recognized a $5.1 million impairment charge on one hospitality property. During the year ended December 31, 2024, we recognized an aggregate of $150.4 million of impairment charges related predominantly to 10 multifamily properties and, to a lesser extent, one hospitality and one industrial property.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the years ended December 31, 2025 and 2024, depreciation and amortization expenses were $704.8 million and $742.2 million, respectively. The decrease in depreciation expense was driven by a reduction in investments in real estate, net as a result of asset sales during the year ended December 31, 2025 and throughout the year ended December 31, 2024.

Other Expense

During the year ended December 31, 2025 and 2024, loss from unconsolidated real estate ventures was ($13.5) million and $(13.4) million, representing a $0.1 million increase in losses from unconsolidated real estate ventures.

During the years ended December 31, 2025 and 2024, income from investments in real estate debt was $74.7 million and $95.8 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The decrease was primarily driven by the disposition of our investments in real estate debt securities and the disposition of our GBP-denominated term loan investment.

During the year ended December 31, 2025, we recorded $21.1 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, two hospitality properties, one retail property, and 55 single-family rental units. During the year ended December 31, 2024, we recorded $87.1 million of net gains from the disposition of seven industrial properties, two hospitality properties, one net lease property, and 83 single-family rental units.

During the years ended December 31, 2025 and 2024, interest expense was $636.1 million and $641.4 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investments in real estate debt. The decrease was primarily driven by an decrease in borrowings under our secured financing on investments in real estate debt during the year ended December 31, 2025 compared to the year ended December 31, 2024.

During the year ended December 31, 2025, loss on extinguishment of debt was ($5.2) million. During the year ended December 31, 2024, we did not recognize any losses on extinguishment of debt. The results were primarily driven by property-level refinancing closed during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, other expense, net was ($241.7) million and ($180.0) million, respectively. These results were primarily driven by unrealized losses relating to the changes in the fair value of our foreign exchange market forwards of ($85.3) million during the year ended December 31, 2025, compared to unrealized gains of $62.7 million during the year ended December 31, 2024. This was offset by unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($175.9) million during the year ended December 31, 2025, compared to unrealized losses of ($221.7) million during the year ended December 31, 2024. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Current Report on Form 8-K/A (filed on July 11, 2025) for the year ended December 31, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of December 31, 2025 ($ in thousands):

December 31, 2025
Cash and cash equivalents	$200,806
Available borrowings on undrawn unsecured line of credit	177,000
Available borrowings on undrawn senior secured revolving credit facility	150,000
Total available liquidity and capital resources	$527,806

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures, to pay debt service on the outstanding indebtedness we incur, and to repay principal on outstanding indebtedness as it comes due. Since October 2022, share repurchase requests from our stockholders have exceeded the limits of our share repurchase plan. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (when earned and to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and investments in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through December 31, 2025, our distributions have been primarily funded from cash flows from operating activities in addition to certain cash flows from interest rate derivatives, classified as cash flows from investing activities. In addition, for the years ended December 31, 2025 and 2024, we have repurchased $0.5 billion and $1.1 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of December 31, 2025 and 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,167,322	$2,978,914
Total fixed rate loans				3,167,322	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.91%	March 2029	N/A	8,690,438	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	March 2026	$161,140	161,140	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				8,851,578	9,823,086
Total loans secured by the Company’s properties				12,018,900	12,802,000

Secured financings on investments in real estate debt	B + 2.65%	June 2030	$550,951	550,951	468,082
Unsecured line of credit(7)	B + 2.50%	May 2027	$1,550,000	1,373,000	1,362,000
Total Indebtedness				$13,942,851	$14,632,082

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month SOFR, NYFED 30-day SOFR, three-month EURIBOR, three-month CIBOR and three-month BBSY, as applicable to each loan.
(2)
For loans where we, at our own discretion, have extension options, the maximum maturity date has been assumed.
(3)
The majority of our mortgages contain prepayment provisions including (but not limited to) lockout periods, yield or spread maintenance provisions and fixed penalties.
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of December 31, 2025, there were no properties, and their related mortgage loans secured by our properties, that met the criteria to be classified as held-for-sale.
(5)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.
(7)
The repayment of the unsecured line of credit facility is guaranteed by us.

During the period from January 1, 2026 through March 20, 2026, we refinanced and closed an aggregate of approximately $1.7 billion in property-level financing.

During the period from January 1, 2026 through March 20, 2026, we repurchased approximately $0.1 billion of common stock under our share repurchase plan.

In January 2026, we received repurchase requests in excess of the 0.5% monthly limit. Based on the terms of our share repurchase plan, we honored all repurchase requests for January 2026 on a pro rata basis, subject to the repurchase priority, up to the 0.5% monthly limitation. As such, approximately 3.5% of each stockholder’s January repurchase request was satisfied, and we repurchased approximately 1.9 million shares of common stock representing a total of approximately $38.7 million.

In February 2026, we received repurchase requests in excess of the 0.5% monthly limit. Based on the terms of our share repurchase plan, we honored all repurchase requests for February 2026 on a pro rata basis, subject to the repurchase priority, up to the 0.5% monthly limitation. As such, approximately 3.2% of each stockholder’s February repurchase request was satisfied, and we repurchased approximately 1.9 million shares of common stock representing a total of approximately $38.5 million.

During the period from January 1, 2026 through March 20, 2026, we received approximately $0.1 billion of net borrowings on our unsecured line of credit.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows provided by operating activities	$345,612	$429,191	$556,567
Cash flows provided by investing activities	1,187,196	914,537	2,231,720
Cash flows used in financing activities	(1,641,752)	(1,365,034)	(3,193,911)
Effect of exchange rate changes	11,270	3,605	(10,350)
Net decrease in cash and cash equivalents and restricted cash	$(97,674)	$(17,701)	$(415,974)

Cash flows provided by operating activities decreased by approximately $83.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the years ended December 31, 2025 and 2024. Cash flows provided by operating activities decreased by approximately $127.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is primarily attributable to an increase in net interest expense during the period and a reduction in property operating income as a result of asset sales during the year ended December 31, 2023.

Cash flows provided by investing activities increased by approximately $0.3 billion during the year December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of approximately $0.8 billion in proceeds from dispositions of real estate, offset by an decrease of approximately $0.6 billion in proceeds from the dispositions of real estate debt investments. Cash flows provided by investing activities decreased by approximately $1.3 billion during the year December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a reduction of approximately $1.7 billion in proceeds from dispositions of real estate, offset by an increase of approximately $0.5 billion in proceeds from the dispositions of real estate debt investments and real estate debt securities.

Cash flows used in financing activities increased by approximately $0.3 billion during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by an approximate $1.1 billion decrease in net borrowings on our mortgage notes, secured credit facilities and unsecured line of credit and an approximate $0.1 billion decrease in net proceeds from the issuance of our common stock. The increase was offset by an approximate $0.6 billion decrease in repurchases of our common stock and a $0.3 billion increase in borrowings under secured financings on investments in real estate debt. Cash flows used in financing activities decreased by approximately $1.8 billion during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by an approximate $1.5 billion decrease in repurchases of our common stock, an approximate $0.7 billion decrease in net borrowings on our mortgage notes, credit facilities and unsecured line of credit, and was offset by approximately $0.2 billion in repayments under secured financings on investments in real estate debt and an approximate $0.2 billion decrease in net proceeds from the issuance of our common stock.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are most affected by our judgments, estimates, and assumptions. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for further descriptions of such accounting policies.

Investments in Real Estate

Upon the acquisition of a property, we assess the relative fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. We assess and consider relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.

The relative fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

We record acquired above-market and below-market leases at their relative fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be received pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate

We review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value

We classify the assets and liabilities related to our investments in real estate as held-for-sale when a sale is probable to occur within one year. We consider a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. We record held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs.

Our investments in unconsolidated joint ventures are reviewed for impairment quarterly and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.

Investment in Real Estate Debt

Our investment in real estate debt consists of a loan secured by real estate and is reported at fair value. Our investment in real estate debt includes a term loan secured by real estate, which may not have readily available market quotations. In such cases, we will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by us or the par value of such investment if originated by us. Following the initial measurement, we will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $10.8 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $8.7 billion as of December 31, 2025 to hedge the risk of increasing interest rates. For the year ended December 31, 2025, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $5.0 million, net of the impact of our interest rate caps and swaps.

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

Investment in Real Estate Debt

As of December 31, 2025, we held $0.9 billion of investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2025, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.9 million.

We may also be exposed to market risk with respect to our investment in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investment in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, thus the amount we will realize upon any sale of our investments is unknown. As of December 31, 2025, the fair value at which we may sell our investment in real estate debt is not known, but a 10% change in the fair value of our investment in real estate debt may result in an unrealized gain or loss of $91.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2), see the accompanying Consolidated Financial Statements beginning on page 108.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age*	Position
Barry S. Sternlicht	65	Chairman of the Board
Nora Creedon	47	Chief Executive Officer, President and Director
Joseph Nieto	56	Chief Financial Officer and Treasurer
Matthew S. Guttin	47	Chief Compliance Officer and Secretary
Jonathan Pollack	49	Director
Austin Nowlin	45	Director
Richard D. Bronson	81	Independent Director
David B. Henry	77	Independent Director
Robin Josephs	65	Independent Director
Peggy Lamb	61	Independent Director
Dale Anne Reiss	78	Independent Director
James E. Walker	63	Lead Independent Director

* As of March 15, 2026

Barry S. Sternlicht has served as the Chairman of our board of directors since our formation in June 2017. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $125 billion in assets under management as of December 31, 2025, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”), the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor, and the Executive Chairperson of Starwood Credit Real Estate Income Trust. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020 and to Cano Health Inc. (NYSE: CANO) from 2021 to 2023. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange (the “NYSE”) or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar Inc. (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

Nora Creedon has served as our Chief Executive Officer and President since July 2025 and as a member of our board of directors since November 2025. Prior to her appointment as our Chief Executive Officer and President, Ms. Creedon was a Managing Director at Goldman Sachs in the private real estate group within Asset & Wealth Management. She most recently served as the Chief Executive Officer and President of Goldman Sachs Real Estate Income Trust, Inc. (“GS REIT”), a public, non-listed equity

REIT. She also oversaw the real estate investments of the Exchange Fund series, which included approximately $4 billion of core real estate. Ms. Creedon served on the Global Real Estate Investment Committee at Goldman Sachs. Prior to her role as the Chief Executive Officer and President of GS REIT, Ms. Creedon was the Global Head of REITs and Infrastructure strategies within Fundamental Equity investing at Goldman Sachs. Ms. Creedon first joined Goldman Sachs in 2001 and rejoined the firm in 2010 after working at Fidelity Investments from 2004 to 2007 and Fortress Investment Group from 2007 to 2010. Ms. Creedon received a B.S. in Foreign Service from Georgetown University.

Ms. Creedon provides our board of directors with extensive investment management experience.

Joseph Nieto has served as our Chief Financial Officer and Treasurer, on the Advisor’s Investment Committee and as a Managing Director for Starwood Capital since January 1, 2025. In addition, he actively manages our internal controls, taxation and cybersecurity readiness. He has also served as Chief Financial Officer and Treasurer of Starwood Credit Real Estate Income Trust since November 2024. Mr. Nieto has also served as our Global Business Controller since January 2020 and has led our accounting and reporting functions since 2017. Mr. Nieto previously served as our Operational Controller from November 2017 to January 2020. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A. in financial management from Pace University. He is also a certified public accountant (inactive).

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

Jonathan Pollack has served as a member of our board of directors and on the Advisor’s Investment Committee since April 2025. Mr. Pollack joined Starwood Capital from Blackstone Group (“Blackstone”), where he served as Global Head of the firm’s Real Estate Credit business since 2016. Mr. Pollack’s experience goes beyond the credit area as he served on Blackstone’s Real Estate Executive Committee, Equity Investment Committee and Operating Committee. Prior to joining Blackstone in 2015, Mr. Pollack was the Global Head of Commercial Real Estate at Deutsche Bank, and established Deutsche Bank as the top CMBS issuer and a leading special situations investor following the global financial crisis in 2008. Mr. Pollack also spent eight years in Deutsche Bank’s London headquarters, helping to build the European commercial real estate business as the Head of Capital Markets. Mr. Pollack joined Deutsche Bank in 1999 from Nomura Group. Mr. Pollack graduated from Northwestern University with a B.A. in Economics.

Mr. Pollack provides our board of directors with extensive experience and knowledge in the real estate and credit industry.

Austin Nowlin has served as a member of our board of directors since January 2021. He serves as a member of the Advisor’s Investment Committee and has served as a Senior Managing Director and Head of Capital Markets for the Americas at Starwood Capital Group. In this role, he is responsible for all debt capital market activities for the firm’s investments in the Americas, including, the origination, structuring, and execution of asset-level and fund/corporate-level financing activity. Since joining Starwood Capital in 2011, Mr. Nowlin has completed financings across all asset and product types, including revolving credit facilities, domestic and foreign balance sheet loans, construction financing, fixed and floating rate CMBS, preferred and mezzanine financing. He is a member of the Investment Committees at Starwood Capital and Starwood Property Trust. Prior to joining Starwood Capital, Mr. Nowlin worked at Wells Fargo and its predecessor, Wachovia Securities, in leveraged finance. He began his career at Raymond James, where he focused on making equity investments in multifamily assets. Mr. Nowlin received a B.A. in economics from Florida State University.

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

David B. Henry has served as a member of our board of directors since January 2018. Mr. Henry served as Chief Executive Officer of Kimco Realty Corporation (NYSE: KIM) (“Kimco”) from December 2009 to January 2016, as Vice Chairman of Kimco from May 2001 to January 2016 and in other capacities at Kimco. Before joining Kimco in April 2001, Mr. Henry served in various capacities at GE Capital Real Estate (“GE Capital”) since 1978, including as GE Capital’s Senior Vice President and Chief Investment Officer from 1998 to 2001. During his tenure at GE Capital, Mr. Henry was responsible for pension advisory activities and investment policies and strategies in the United States and international markets. Mr. Henry also served as Chairman of GE Capital’s Investment Committee and as a member of its Credit Committee. Before joining GE Capital, Mr. Henry served as Vice President for Republic Mortgage Investors from 1973 to 1978. Mr. Henry serves on the Board of Directors of Healthcare Realty (NYSE: HR). Mr. Henry previously served on the boards of Tanger Outlet Centers (NYSE: SKT), a publicly traded shopping center REIT, from January 2016 to his retirement in May 2025; Healthpeak Properties, Inc. (NYSE: PEAK) from January 2004 until retirement in April 2024; Fairfield County Bank, a private Connecticut mutual savings bank, from July 2010 until retirement in December 2024; VEREIT, Inc. (NYSE: VER), a publicly traded net lease REIT from September 2015 until its acquisition by Realty Income Corporation (NYSE: O) in November 2021, and Columbia Property Trust (NYSE: CXP), a REIT, from January 2016 until its acquisition by affiliates of PIMCO in December 2021. Mr. Henry is a trustee, member of the Executive Board of the International Council of Shopping Centers where he previously served as 2011-2012 Chairman. Additionally, he was a former Vice Chairman of the Board of Governors of NAREIT. Mr. Henry serves on the real estate advisory boards of New York University, Baruch College, Bucknell University, ALTO Real Estate Funds, DLA, LLC, Orangewood Partners and Pine Tree LLC, SERVEPRO Global DRT, and is a past member of the Columbia University Real Estate Forum. Mr. Henry is also the co-founder of Peaceable Street Capital, an equity lender for income producing commercial real estate properties. Mr. Henry received a B.S. in Business Administration from Bucknell University and an M.B.A. from the University of Miami in Miami, Florida.

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

Peggy Lamb has served as a member of our board of directors since January 2021. Since 2017, Ms. Lamb currently serves as a Managing Director of Halstatt, LLC where she is responsible for the legacy investment portfolio and real estate investment activities. She also served as a Principal at Halstatt Real Estate Partners from 2017 to 2025. Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb also serves as a trustee of Starwood Credit Real Estate Income Trust. Ms. Lamb also serves as a director of SL Green Realty Corp. (NYSE: SLG) and Opus Holdings, L.L.C. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles, including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb also serves on the Real Estate Advisory Board for the University of Florida and Florida Gulf Coast University. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC, within specified time frames, initial reports of beneficial ownership and reports of changes in ownership of our shares of common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, and confirmations that no additional reports were required, all required Section 16(a) filings were timely and correctly made by reporting persons during the fiscal year ended December 31, 2025, except that within the required ten days reporting requirement imposed by the SEC, we did not timely file Form 3s for each of Messrs. Panza and Pollack in connection with their appointment to the board.

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

Compensation Committee Interlocks and Insider Participation

On May 7, 2021, our board of directors established our compensation committee, which is composed of Richard D. Bronson, Robin Josephs, and Peggy Lamb, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2025 and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2025.

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

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Barry S. Sternlicht	$—	$—	$—
Nora Creedon	—	—	—
Austin Nowlin	—	—	—
Jonathan Pollack	—	—	—
Sean Harris(2)	—	—	—
Mark Deason(2)	—	—	—
John P. McCarthy, Jr.(2)	—	—	—
Andres Panza(2)	—	—	—
Richard D. Bronson	89,991	135,009	225,000
David B. Henry	89,991	135,009	225,000
Robin Josephs	93,996	141,004	235,000
Peggy Lamb	89,991	135,009	225,000
Dale Anne Reiss	98,001	146,999	245,000
James E. Walker	98,001	146,999	245,000

(1)
Includes the total value in restricted stock granted to each of the independent directors during the year ended December 31, 2025. The grants of Class I restricted shares were made in August 2025 and vest in August 2026. The grants were valued based on a NAV per share of $20.82, the then-current NAV per share of our Class I shares.
(2)
Mr. Harris resigned as Chief Executive Officer and President effective July 28, 2025, and did not stand for re-election as a director at our 2025 annual meeting of stockholders. Messrs. Deason and McCarthy each resigned as a director effective April 1, 2025. Mr. Panza resigned as a director effective December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	5,689
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	5,689

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2026, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida 33139.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Directors and Executive Officers
Barry S. Sternlicht (2)	7,195,460	1.85%
Nora Creedon (3)	37,612	*
Sean Harris (4)	64,592	*
Joseph Nieto (3)	29,694	*
Matthew S. Guttin (3)	30,721	*
Jonathan Pollack	64,814	*
Austin Nowlin (3)	107,035	*
Richard D. Bronson (5)	38,703	*
David B. Henry (5)	38,536	*
Robin Josephs (5)	40,324	*
Peggy Lamb (5)	34,562	*
Dale Anne Reiss (5)	42,346	*
James E. Walker (5)	22,846	*
All directors and executive officers as a group	7,747,245	1.99%

* Represents less than 1%.

(1)
All shares listed in the table above are Class I shares.
(2)
As of March 15, 2026, Starwood Real Estate Income Holdings, L.P. owned 252,224 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2026, Starwood REIT Advisors, L.L.C. owned 905,634 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht. As of March 15, 2026, BARRY S. STERNLICHT FOUNDATION owned 2,100,000 Class I shares, which are deemed to be beneficially owned by Mr. Sternlicht.
(3)
Includes unvested shares across certain executive officers that are subject to vesting conditions.
(4)
Mr. Harris resigned as Chief Executive Officer and President effective July 28, 2025 and did not stand for re-election as a director at our 2025 annual meeting of stockholders.
(5)
Each of our independent directors received a grant of restricted Class I shares, as part of their annual compensation, on August 1, 2025, which will vest on August 1, 2026. See “Independent Director Compensation.”

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2025 and currently proposed transactions involving us, our directors, our Advisor, Starwood Capital and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee equal to (i) 1.25% of our NAV per annum payable monthly, before giving effect to any accruals for the management fee, the stockholder servicing fee, the performance participation interest or any distributions, plus (ii) 1.25% per annum of the aggregate DST Property consideration for all DST Properties subject to the FMV Option held by the Operating Partnership. For avoidance of doubt, the Advisor does not receive a duplicative management fee with respect to any DST Property. In addition, the Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to Operating Partnership units held by unitholders other than us. The management fee may be paid, at the Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. In connection with the share repurchase plan amendment, the Advisor has agreed, commencing with the month of May 2024, to waive 20% of its management fee, thereby reducing it from 1.25% of NAV to 1% of NAV, until our share repurchase plan has been reinstated to the monthly repurchase limit of 2% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and quarterly repurchase limit of 5% of NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). During the year ended December 31, 2025, we incurred management fees of $87.6 million.

Performance Participation Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner, a wholly owned subsidiary of Starwood Capital, will hold a performance participation interest in the Operating Partnership that entitles it to receive cash allocations (or Operating Partnership units at its election) from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement). Such allocations will be paid annually and accrue monthly. During the year ended December 31, 2025, the Special Limited Partner did not earn a performance participation allocation as the return hurdle was not achieved.

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

During the year ended December 31, 2025, we reimbursed the Advisor $13.5 million for such expenses incurred on our behalf.

Term and Termination Rights under the Advisory Agreement

The term of the Advisory Agreement is one year, ending on November 11, 2026 and is subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

For the year ended December 31, 2025, our total operating expenses were 0.5% and 263% of each of our Average Invested Assets and our Net Income, respectively.

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

During the year ended December 31, 2025, we paid an insignificant amount in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. The Dealer Manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers. For the year ended December 31, 2025, the costs of raising capital in our primary offering and our distribution reinvestment plan, which represent all upfront selling commissions, upfront dealer manager fees and organization and offering costs accrued by us, represented 0.8% of capital raised.

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

During the year ended December 31, 2025, we paid $34.6 million in stockholder servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) primarily all of the stockholder servicing fees to participating broker-dealers for ongoing stockholder servicing performed by such broker-dealers.

Fees Paid to Our Dealer Manager

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or stockholder servicing fees.

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

Under the DST Dealer Manager Agreement, each DST will pay to the DST Dealer Manager upfront selling commissions in an amount up to 2.0% of the equity investment in the DST Interests, upfront dealer manager fees in an amount up to 1.0% of the equity investment in the DST Interests and an investor servicing fee equal to 0.25% per annum of the total equity investment in the DST Interests sold by such DST. All or a portion of the selling commissions, dealer manager fee and investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). During the year ended December 31, 2025, DSTs paid the DST Dealer Manager $0.5 million in upfront selling commissions and $0.3 million in upfront dealer manager fees, all of which were reallowed to the applicable participating selling dealer(s). Each DST will also reimburse the DST Dealer Manager in an amount equal to 0.25% of the equity investment in the DST Interests of the equity investment in the DST Interests sold in the applicable offering to account for certain organization and offering expenses incurred by the DST Dealer Manager. During the year ended December 31, 2025, DSTs reimbursed the DST Dealer Manager $0.1 million.

In addition, a DST investor may pay the DST Dealer Manager an outside selling commission of up to 3.0% of such investor’s equity investment per DST Interest in connection with such investor’s participation in the DST Offering. To the extent charged, the outside selling commissions will be paid directly by the investor to the DST Dealer Manager, and the DST Dealer Manager will reallow each outside selling commission to the participating selling dealer(s) who sold the DST Interests giving rise to such outside selling commission, as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). For the avoidance of doubt, no DST will receive or pay outside selling commissions. During the year ended December 31, 2025, DST investors did not pay the DST Dealer Manager any outside selling commissions.

The Operating Partnership will pay to the DST Dealer Manager, solely with respect to Operating Partnership units issued in connection with the FMV Option in exchange for DST Interests and only until the fee limit (if any) set forth in the applicable agreement between the DST Dealer Manager and the participating selling dealer(s) that sold such DST Interests in a DST Offering has been reached, an investor servicing fee equal to 0.85% per annum of the aggregate NAV for the applicable Class S-1 units and an investor servicing fee equal to 0.25% per annum of the aggregate NAV for the applicable Class D-1 units. No investor servicing fee will be paid for Class I units. All or a portion of the investor servicing fee may be reallowed to participating selling dealer(s), as set forth in the applicable agreement between the DST Dealer Manager and such participating selling dealer(s). During the year ended December 31, 2025, no investor servicing fees were paid by the Operating Partnership to the DST Dealer Manager.

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

As of December 31, 2025, we raised approximately $56.0 million in gross offering proceeds through the DST Program.

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

We have engaged and expect to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of Starwood Capital, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of our multifamily properties. The cost for such services is a percentage of the gross receipts and project costs respectively (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the year ended December 31, 2025, we incurred $34.0 million of expenses due to Highmark Residential in connection with its operational and management services.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. One of our officers, Matthew S. Guttin, is an employee of Rinaldi, Finkelstein & Franklin, L.L.C. During the year ended December 31, 2025, we incurred $0.5 million in services.

We have engaged and expect to continue to engage Essex Title, a joint venture between Starwood and other strategic partners. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us. A portion of the work performed by Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by us based on its equity interest in Essex. During the year ended December 31, 2025, we incurred $3.2 million in services.

We have engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties we acquire. During the year ended December 31, 2025, we incurred approximately $0.3 million for services provided by Starwood Retail Partners.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2025, the amounts incurred for services provided were insignificant.

We have engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of our residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the year ended December 31, 2025, we incurred approximately $1.1 million.

We have entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of our assets in Spain and Italy. The SCG Southern Europe Team charges market fees for such property management services. During the year ended December 31, 2025, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 12 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Fees and Expenses for Other Services

During the year ended December 31, 2025, except as set forth above, there were no fees paid to affiliates of the Advisor for other services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the period from July 13, 2017 (the date of our initial capitalization) to December 31, 2025, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, Deloitte, were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees (1)	$1,760,000	$2,370,900
Audit-related fees (2)	806,100	1,151,400
Tax fees	—	—
All other fees	—	—
Total	$2,566,100	$3,522,300

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

(2)
Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2025 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	146

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 21, 2025 and incorporated herein by reference)

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

10.3

Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on August 12, 2022 and incorporated herein by reference)

10.4

Second Amended and Restated Advisory Agreement, dated November 12, 2025, by and among Starwood Real Estate Income Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, L.L.C. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2025 and incorporated herein by reference)

10.5

Amended and Restated Limited Partnership Agreement of Starwood REIT Operating Partnership, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2023 and incorporated herein by reference)

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

10.12

Second Amended and Restated DST Dealer Manager Agreement, dated December 23, 2024, by and among Starwood 1031 Exchange, L.L.C., Starwood Capital, L.L.C. and Starwood REIT Operating Partnership, L.P. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 21, 2025 and incorporated herein by reference)

19.1	Insider Trading Policy Statement (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 21, 2025 and incorporated herein by reference)

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

March 20, 2026	/s/ Nora Creedon
Date	Nora Creedon
Chief Executive Officer, President and Director
(Principal Executive Officer)

March 20, 2026	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 20, 2026	/s/ Nora Creedon
Date	Nora Creedon Chief Executive Officer, President and Director (Principal Executive Officer)

March 20, 2026	/s/ Joseph Nieto
Date	Joseph Nieto Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 20, 2026	/s/ Barry S. Sternlicht
Date	Barry S. Sternlicht Chairman of the Board

March 20, 2026	/s/ Jonathan Pollack
Date	Jonathan Pollack Director
March 20, 2026	/s/ Austin Nowlin
Date	Austin Nowlin Director

March 20, 2026	/s/ Richard D. Bronson
Date	Richard D. Bronson Independent Director

March 20, 2026	/s/ David B. Henry
Date	David B. Henry Independent Director

March 20, 2026	/s/ Robin Josephs
Date	Robin Josephs Independent Director

March 20, 2026	/s/ Peggy Lamb
Date	Peggy Lamb Independent Director
March 20, 2026	/s/ Dale Anne Reiss
Date	Dale Anne Reiss Independent Director

March 20, 2026	/s/ James E. Walker
Date	James E. Walker Lead Independent Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Starwood Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the estimated holding periods used in determining the recoverability of certain real estate properties as a critical audit matter because of the subjective judgment made by management to determine the holding periods for certain real estate properties as part of their impairment analysis. This required a higher degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumption, given the inherent unpredictability involved in the timing of sales of real estate properties.

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
o
Evaluated audit evidence (e.g., hindsight analyses and disposition forecast) to determine whether it corroborated or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2026

We have served as the Company’s auditor since 2017.

Starwood Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$16,929,132	$17,830,254
Investment in real estate debt	915,431	852,461
Investments in unconsolidated real estate ventures	294,392	420,861
Cash and cash equivalents	200,806	281,512
Restricted cash	224,454	241,422
Other assets	353,647	1,365,479
Total assets	$18,917,862	$20,991,989
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$11,957,210	$12,744,587
Secured financings on investment in real estate debt, net	550,951	467,988
Unsecured line of credit	1,373,000	1,362,000
Other liabilities	433,156	447,095
Subscriptions received in advance	145	1,113
Due to affiliates	235,809	275,601
Total liabilities	14,550,271	15,298,384

Commitments and contingencies	—	—
Redeemable non-controlling interests	399,101	434,878

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,785,065 and 5,055,645 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	48	51
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 175,605,537 and 181,391,241 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,756	1,814
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 24,744,496 and 25,928,114 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	247	259
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 186,884,080 and 189,397,713 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,869	1,894
Additional paid-in capital	8,702,558	8,932,123
Accumulated other comprehensive income (loss)	22,499	(50,756)
Accumulated deficit and cumulative distributions	(4,842,847)	(3,691,379)
Total stockholders’ equity	3,886,130	5,194,006
Non-controlling interests in consolidated joint ventures	82,360	64,721
Total equity	3,968,490	5,258,727
Total liabilities and equity	$18,917,862	$20,991,989

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$1,549,669	$1,649,291	$1,695,917
Other revenue	31,260	38,494	58,401
Total revenues	1,580,929	1,687,785	1,754,318
Expenses
Property operating	676,635	714,991	748,522
General and administrative	39,054	47,048	45,144
Management fees	87,618	105,356	153,411
Performance participation allocation	—	—	—
Impairment of investments in real estate	5,123	150,392	188,804
Depreciation and amortization	704,765	742,220	811,788
Total expenses	1,513,195	1,760,007	1,947,669
Other (expense) income
Loss from unconsolidated real estate ventures	(13,519)	(13,435)	(11,624)
Income from investments in real estate debt, net	74,709	95,755	123,138
Net gain on dispositions of real estate	21,081	87,108	289,818
Interest expense	(636,067)	(641,420)	(583,476)
Loss on extinguishment of debt	(5,247)	—	(93)
Other expense, net	(241,740)	(179,994)	(299,930)
Total other expense	(800,783)	(651,986)	(482,167)
Net loss	$(733,049)	$(724,208)	$(675,518)
Net loss (income) attributable to non-controlling interests in consolidated joint ventures	$4,742	$3,228	$(3,350)
Net loss attributable to non-controlling interests in Operating Partnership	36,691	36,097	29,165
Net loss attributable to stockholders	$(691,616)	$(684,883)	$(649,703)
Net loss per share of common stock, basic and diluted	$(1.74)	$(1.68)	$(1.39)
Weighted-average shares of common stock outstanding, basic and diluted	397,596,192	408,242,726	467,332,784

Comprehensive loss:
Net loss	$(733,049)	$(724,208)	$(675,518)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	73,255	(35,027)	8,578
Other comprehensive income (loss)	$73,255	$(35,027)	$8,578
Comprehensive loss	$(659,794)	$(759,235)	$(666,940)

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$57	$2,246	$310	$2,445	$11,466,270	$(24,307)	$(1,355,256)	$10,091,765	$54,026	$10,145,791
Common stock issued (transferred)	$(1)	$49	$(2)	$148	$502,396	$—	$—	$502,590	$—	$502,590
Offering costs, net	—	—	—	—	59,039	—	—	59,039	—	59,039
Distribution reinvestments	1	37	3	38	207,306	—	—	207,385	—	207,385
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(4)	(382)	(36)	(601)	(2,609,472)	—	—	(2,610,495)	—	(2,610,495)
Net loss ($29,165 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(649,703)	(649,703)	3,350	(646,353)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	510	510
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(13,572)	(13,572)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(532,343)	(532,343)	—	(532,343)
Other comprehensive income	—	—	—	—	—	8,578	—	8,578	—	8,578
Allocation to redeemable non-controlling interest	—	—	—	—	14,840	—	—	14,840	—	14,840
Balance at December 31, 2023	$53	$1,950	$275	$2,030	$9,641,219	$(15,729)	$(2,537,302)	$7,092,496	$44,314	$7,136,810
Common stock issued (transferred)	$(2)	$2	$3	$95	$222,752	$—	$—	$222,850	$—	$222,850
Offering costs, net	—	—	—	—	(1,156)	—	—	(1,156)	(622)	(1,778)
Distribution reinvestments	1	37	5	32	171,003	—	—	171,078	—	171,078
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(1)	(175)	(24)	(263)	(1,065,378)	—	—	(1,065,841)	—	(1,065,841)
Net loss ($36,097 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(684,883)	(684,883)	(3,228)	(688,111)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	26,567	26,567
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,310)	(2,310)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(469,194)	(469,194)	—	(469,194)
Other comprehensive loss	—	—	—	—	—	(35,027)	—	(35,027)	—	(35,027)
Allocation to redeemable non-controlling interest	—	—	—	—	(37,157)	—	—	(37,157)	—	(37,157)
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	$(3)	$(7)	$(4)	$74	$124,020	$—	$—	$124,080	$—	$124,080
Offering costs, net	—	—	—	—	1,288	—	—	1,288	(969)	319
Distribution reinvestments	1	34	3	30	143,546	—	—	143,614	—	143,614
Amortization of restricted stock grants	—	—	—	—	840	—	—	840	—	840
Common stock repurchased	(1)	(85)	(11)	(129)	(472,717)	—	—	(472,943)	—	(472,943)
Net loss ($36,691 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(691,616)	(691,616)	(4,742)	(696,358)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	29,503	29,503
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,153)	(6,153)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(459,852)	(459,852)	—	(459,852)
Other comprehensive income	—	—	—	—	—	73,255	—	73,255	—	73,255
Allocation to redeemable non-controlling interest	—	—	—	—	(26,542)	—	—	(26,542)	—	(26,542)
Balance at December 31, 2025	$48	$1,756	$247	$1,869	$8,702,558	$22,499	$(4,842,847)	$3,886,130	$82,360	$3,968,490

See accompanying notes to consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(733,049)	$(724,208)	$(675,518)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	87,618	105,356	153,411
Performance participation allocation	—	—	—
Impairment of investments in real estate	5,123	150,392	188,804
Depreciation and amortization	704,765	742,220	811,788
Amortization of deferred financing costs	24,878	22,252	35,111
Straight-line rent amortization	(7,299)	(10,213)	(13,181)
Deferred income amortization	(25,535)	(22,572)	(19,796)
Unrealized loss on changes in fair value of financial instruments	264,081	153,827	349,941
Foreign currency gain (loss)	(26,956)	41,062	(14,786)
Loss on extinguishment of debt	5,247	—	93
Amortization of restricted stock grants	840	840	840
Net gain on dispositions of investments in real estate	(21,081)	(87,108)	(289,818)
Realized loss on sale of investments in real estate debt	—	7,563	4,445
Realized loss on sale of real estate-related equity securities	—	—	49,181
Loss from unconsolidated real estate ventures	13,519	13,435	11,624
Distributions of earnings from unconsolidated real estate ventures	26,120	21,819	14,132
Other items	(482)	(26,947)	(71,584)
Change in assets and liabilities
Decrease in other assets	25,410	26,022	8,707
(Decrease) increase in due to affiliates	(1,077)	(1,994)	3,340
Increase in other liabilities	3,490	17,445	9,833
Net cash provided by operating activities	345,612	429,191	556,567
Cash flows from investing activities
Proceeds from dispositions of real estate	1,201,922	443,158	2,179,605
Capital improvements to real estate	(173,470)	(185,536)	(180,182)
Return of capital from unconsolidated real estate ventures	86,830	—	—
Contributions to investments in unconsolidated real estate ventures	—	(113)	(126)
Proceeds from paydown of principal and settlement of investments in real estate debt and equity securities	—	641,299	180,195
Purchase of derivative instruments	(13,141)	(19,392)	(18,628)
Proceeds from derivative contracts	85,055	35,121	70,856
Net cash provided by investing activities	1,187,196	914,537	2,231,720
Cash flows from financing activities
Proceeds from issuance of common stock, net	34,508	100,127	305,275
Offering costs paid	(39,007)	(42,143)	(54,404)
Subscriptions received in advance	145	1,113	13,225
Repurchases of common stock	(472,943)	(1,065,841)	(2,611,115)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	3,067,171	1,257,514	2,371,482
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(3,926,035)	(1,053,477)	(2,841,975)
Repayments under secured financings on investments in real estate debt, short term, net	—	—	(5,469)
Borrowings under secured financings on investments in real estate debt	290,332	—	—
Repayments under secured financings on investments in real estate debt	(245,590)	(243,384)	—
Payment of deferred financing costs	(31,861)	(17,752)	(1,688)
Contributions from non-controlling interests	29,503	26,567	510
Distributions to non-controlling interests	(6,153)	(2,310)	(13,572)
Distributions	(341,822)	(325,448)	(356,180)
Net cash used in financing activities	(1,641,752)	(1,365,034)	(3,193,911)
Effect of exchange rate changes	11,270	3,605	(10,350)
Net change in cash and cash equivalents and restricted cash	(97,674)	(17,701)	(415,974)
Cash and cash equivalents and restricted cash, beginning of the year	522,934	540,635	956,609
Cash and cash equivalents and restricted cash, end of the year	$425,260	$522,934	$540,635
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$200,806	$281,512	$294,984
Restricted cash	224,454	241,422	245,651
Total cash and cash equivalents and restricted cash	$425,260	$522,934	$540,635
Supplemental disclosure of cash flow information:
Cash paid for interest	$792,799	$965,385	$913,268
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(3,378)	$(114)	$(62,323)
Issuance of Class I shares for payment of management fee	$88,401	$108,503	$157,094
Exchange of redeemable non-controlling interest for Class I shares	$769	$1,144	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$—	$102,348
Accrued distributions	$39,888	$40,612	$43,044
Distribution reinvestment	$143,614	$171,078	$207,385
Allocation to redeemable non-controlling interests	$26,542	$37,157	$14,840
Accrued capital expenditures	$1,668	$1,616	$6,045

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

On December 27, 2017, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock. On June 2, 2021, the initial public offering terminated and the Company commenced a follow-on public offering of up to $10.0 billion in shares of common stock. On August 10, 2022, the follow-on public offering terminated and the Company commenced its third public offering of up to $18.0 billion in shares of common stock.

On February 4, 2026, the third public offering terminated, and the Company commenced its fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan. As of December 31, 2025, the Company had received aggregate net proceeds of $14.3 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of December 31, 2025, the Company has raised approximately $56.0 million in gross offering proceeds through the DST Program.

As of December 31, 2025, the Company owned 402 consolidated real estate properties, 878 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investment in Real Estate Debt. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recast to conform with current period presentation. Financial results by segment are reported in Note 15.

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

Under the master lease agreements, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the Company evaluated the transfer of the DST properties under GAAP and concluded that the sale of the DST Properties does not qualify as a sale due to continuing involvement and the fair value repurchase option and is, therefore, accounted for as a failed sale-leaseback transaction. As a result of this determination, the DST Properties are included in the Company’s Consolidated Balance Sheets. The master lease agreements are absolute leases, pursuant to which the master tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Properties.

As of December 31, 2025, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties was $157.8 million. As of December 31, 2024, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties was $163.0 million.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s consolidated financial statements. As of December 31, 2025, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion. Such amounts are included on the Company’s Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of December 31, 2025, due to certain intercompany eliminations upon consolidation. As of December 31, 2024, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property. During the year ended December 31, 2024, the Company recognized an aggregate $150.4 million of impairment charges related predominantly to 10 multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss. The estimated fair values of the impaired properties held as of December 31, 2025, 2024 and 2023 were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of December 31, 2025, no investments in real estate met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale.

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

Investment in Real Estate Debt

The Company’s investment in real estate debt consists of a loan secured by real estate. The Company classifies its real estate-related securities as trading securities and record such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2024, the Company’s real estate-related debt securities portfolio was completely disposed of.

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

The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. Any changes in the fair value of these derivatives are recorded as components of Other expense, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the reporting period. Income statement accounts are translated at average rates for the reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Aggregate foreign currency transaction gains (losses) included in operations totaled $27.0 million, ($41.1) million and $14.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded as a component of Other expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other comprehensive income (loss).

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2024 and 2023, the Company recorded net unrealized gains on its investments in real estate debt securities of $5.3 million and $10.0 million, respectively. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2025, the Company did not record unrealized gains or losses on its investments in real estate debt securities as the Company’s securities portfolio was completely disposed of by June 30, 2024.

The Company’s derivative financial instruments are reported at fair value and are recorded within Other assets and Other liabilities on the Company’s Consolidated Balance Sheets. The Company’s interest rate swap agreements are valued using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s non-performance risk. The Company’s interest rate cap positions are valued using models developed by the respective counterparty as well as third party pricing service providers that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data).

The fair values of the Company’s foreign currency forward contracts are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying instruments.

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, secured credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of December 31, 2025.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$915,431	$915,431	$—	$—	$852,461	$852,461
Derivatives	—	83,223	—	83,223	—	368,871	—	368,871
Total	$—	$83,223	$915,431	$998,654	$—	$368,871	$852,461	$1,221,332

Liabilities:
Derivatives	$—	$59,520	$—	$59,520	$—	$9,505	$—	$9,505
Total	$—	$59,520	$—	$59,520	$—	$9,505	$—	$9,505

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in Real Estate Debt
Balance as of December 31, 2024	$852,461
Included in net loss
Foreign currency exchange gain	65,792
Unrealized loss	(2,822)
Balance as of December 31, 2025	$915,431

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$915,431	Discounted Cash Flow	Discount Rate	8.8%	Increase

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets:
Investment in real estate debt	$852,461	Discounted Cash Flow	Discount Rate	9.5%	Decrease

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

During the year ended December 31, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property. During the year ended December 31, 2024, the Company recognized an aggregate $150.4 million of impairment charges related predominantly to 10 multifamily properties and, to a lesser extent, one hospitality property and one industrial property. During the year ended December 31, 2023, the Company recognized an aggregate of $188.8 million of impairment charges related predominantly to single-family rental properties and, to a lesser extent, two hospitality properties, in the Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2025, there were no remaining impaired assets. As of December 31, 2024, the estimated fair value of the Company’s remaining impaired assets was $856.1 million. As of December 31, 2024, the carrying value of the Company’s remaining impaired assets was $855.6 million. The estimated fair values of the impaired properties held as of December 31, 2024, were primarily based on recently completed sales transactions, letters of intent, or non-binding purchase and sales contracts. These inputs are considered Level 2 inputs for purposes of the fair value hierarchy. There are inherent uncertainties in making these estimates such as current and future macroeconomic conditions.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2025 and 2024, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $265.6 million and $423.3 million below the outstanding principal balance, respectively.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded on the Company’s Consolidated Balance Sheets. Other revenue consists of room revenue and food and beverage revenue from hospitality properties. Room revenue is recognized when the related room is occupied and other hospitality revenue is recognized when the service is rendered. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

In connection with its investments, the Company has utilized loan programs designed to encourage housing development. The proceeds from these loans are governed by restrictive covenants. For certain housing development loans, so long as the Company remains in compliance with the covenants and program requirements, the loans will be forgiven in equal annual installments until the loans are discharged in full. The Company treats these loans as deferred income and records them as a component of Other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, deferred income related to these loans amounted to $1.8 million and $3.4 million, respectively. As the loan balances are reduced during the compliance period, the Company will record income associated with the discharge of the loans as a component of Other revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. For each of the years ended December 31, 2025, 2024 and 2023, Other revenue related to these loans amounted to $0.8 million.

Other revenues and interest income are recorded on an accrual basis.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced $7.3 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 21, 2019, the first anniversary of the date on which the proceeds from escrow were released. The Company reimbursed the Advisor for all such advanced expenses ratably over a 60 month period, which commenced in January 2020, and these amounts were fully reimbursed as of December 31, 2024. These organization and offering costs were previously recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2025:

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

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the offering. As of December 31, 2025 and 2024, the Company had accrued $224.3 million and $262.3 million, respectively, of stockholder servicing fees related to shares sold and recorded such amount as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

The Company has formed subsidiaries to function as TRSs and filed TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs may be subject to taxation at the federal, state, local, and foreign levels, as applicable, at regular corporate

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) announced a two-pillar solution to address tax challenges arising from the digitalization of the economy, which included a 15% global minimum tax under Pillar Two Model Rules (“Pillar Two”). On January 5, 2026, the OECD released a “side-by-side package” (“SbS”) for Pillar Two that includes administrative guidance on SbS system, a permanent simplified effective tax rate safe harbor, an extension of the transitional country-by-country reporting safe harbor through 2027, and a substance-based tax incentive safe harbor. Under this guidance, the U.S. is recognized as a qualified SbS regime which effectively alleviates U.S.-based multi-national companies from top-up tax collectible under the Pillar Two income inclusion and undertaxed payments rules. While the Company may be subject to Qualified Domestic Minimum Top-Up Taxes in the jurisdictions in which it operates, the safe harbors provided by SbS are broadly applicable and the Company does not expect the Pillar Two framework to have a material impact on the Company’s effective tax rate, consolidated results of operations, financial position, or cash flows.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized an income tax expense of ($3.2) million, ($10.1) million and ($5.0) million, respectively, within Other expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025 and 2024, the Company recorded a net deferred tax liability of $35.6 million and $35.5 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Consolidated Balance Sheets.

As of December 31, 2025, net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes totaled $112.8 million, and are primarily driven by dispositions of residential rental units within one of the Company’s TRSs and valuation adjustments in certain foreign jurisdictions. Although the federal NOL carryforwards do not expire, the Company has recorded full valuation allowances against certain deferred tax assets for which the Company believes it is more likely than not that the Company will not realize a benefit from these in future taxable years.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net loss at the same rate per share and receive the same gross distribution per share. Diluted loss per share is computed by dividing net loss attributable to stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net loss, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the years ended December 31, 2025, 2024 and 2023.

The restricted stock grants of Class I shares held by the Company’s independent directors are not considered to be participating securities because they do not contain non-forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net loss per common share until the restricted stock grants have fully vested.

Recent Accounting Pronouncements

In December 2023, Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) — Improvements to Income Tax Disclosures” (“ASU 2023-09”), which improves income tax disclosures by primarily requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. As such, the Company has adopted ASU 2023-09 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on the consolidated financial statements and related disclosures.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$16,452,127	$16,614,464
Land and land improvements	2,797,405	2,965,720
Furniture, fixtures and equipment	268,251	272,521
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,623,013	19,957,935
Accumulated depreciation and amortization	(2,693,881)	(2,127,681)
Investments in real estate, net	$16,929,132	$17,830,254

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the year ended December 31, 2025, the Company sold an aggregate of $1.2 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.3 billion. During the year ended December 31, 2025, the Company recorded $21.1 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, two hospitality properties, one retail property and 55 single-family rental units.

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

Investments in Real Estate - Held-for-sale

As of December 31, 2025, no investments in real estate met the criteria to be classified as held-for-sale. As of December 31, 2024, 11 multifamily properties and one hospitality property met the criteria to be classified as held-for-sale. The held-for-sale assets and liabilities associated with assets held-for-sale are included as components of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

The following table details the assets and liabilities of the Company’s investments in real estate classified as held-for-sale ($ in thousands):

	December 31, 2025	December 31, 2024
Assets:
Investments in real estate, net	$—	$679,121
Other assets	—	6,553
Total assets	$—	$685,674

Liabilities:
Mortgage notes, net	$—	$12,602
Other liabilities	—	5,655
Total liabilities	$—	$18,257

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	December 31, 2025	December 31, 2024
Extended Stay Portfolio	Other	July 2022	195	45%	$285,313	$411,309
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,079	9,552
Total investments in unconsolidated real estate ventures					$294,392	$420,861

The following table details the Company’s loss from equity investments in unconsolidated real estate ventures ($ in thousands):

		Year Ended December 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2025	2024	2023
Extended Stay Portfolio	Other	$(13,046)	$(13,790)	$(11,266)
Fort Lauderdale Hotel	Other	(473)	355	(358)
Total loss from unconsolidated real estate ventures		$(13,519)	$(13,435)	$(11,624)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Intangible assets: (1)
In-place lease intangibles	$201,062	$226,714
Above-market lease intangibles	36,264	35,344
Other	35,191	35,345
Total intangible assets	272,517	297,403
Accumulated amortization:
In-place lease amortization	(98,526)	(106,980)
Above-market lease amortization	(20,449)	(16,348)
Other	(14,746)	(12,130)
Total accumulated amortization	(133,721)	(135,458)
Intangible assets, net	$138,796	$161,945
Intangible liabilities: (2)
Below-market lease intangibles	$57,110	$74,189
Total intangible liabilities	57,110	74,189
Accumulated amortization:
Below-market lease amortization	(24,734)	(26,588)
Total accumulated amortization	(24,734)	(26,588)
Intangible liabilities, net	$32,376	$47,601

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2026	$21,594	$3,814	$2,685	$(4,686)
2027	17,373	3,092	2,685	(3,950)
2028	14,419	2,489	2,685	(3,914)
2029	12,107	2,316	2,685	(3,416)
2030	11,425	2,219	2,651	(3,256)
Thereafter	25,618	1,885	7,054	(13,154)
	$102,536	$15,815	$20,445	$(32,376)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

5.
Investment in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of December 31, 2025 and 2024 ($ in thousands):

		December 31, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$915,431
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$915,431

		December 31, 2024
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2027	$956,877	$852,461
Total investment in real estate debt	1	BBSY + 4.75%	June 2027	$956,877	$852,461

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

During the year ended December 31, 2025, the Company did not record any net realized gains or losses on its investment in real estate debt. During the year ended December 31, 2024, the Company recorded $4.4 million of net realized losses from the disposition of its investments in real estate debt, which is included in Income from investments in real estate debt, net in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2024, the Company disposed of $201.1 million of investments in real estate-related debt securities and recorded net realized losses resulting from these dispositions of $3.1 million. Such amounts are recorded as a component of Income from investments in real estate debt, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of December 31, 2025 and 2024 ($ in thousands):

				Principal Balance Outstanding(3)(4)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,167,322	$2,978,914
Total fixed rate loans				3,167,322	2,978,914
Variable rate loans
Floating rate mortgages	B + 1.91%	March 2029	N/A	8,690,438	9,658,934
Variable rate secured credit facility(5)	B + 2.25%	March 2026	$161,140	161,140	164,152
Senior secured revolving credit facility(6)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				8,851,578	9,823,086
Total loans secured by the Company’s properties				12,018,900	12,802,000
Deferred financing costs, net				(55,327)	(51,246)
Discount on assumed debt, net				(6,363)	(6,167)
Mortgage notes and secured credit facilities, net				$11,957,210	$12,744,587

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
(4)
Excludes a $12.6 million mortgage loan on a property classified as held-for-sale as of December 31, 2024. As of December 31, 2025, there were no properties, and their related mortgage loans secured by the Company’s properties, that met the criteria to be classified as held-for-sale.
(5)
The repayment of the variable rate secured credit facility is guaranteed by the Operating Partnership.
(6)
The repayment of the senior secured revolving credit facility is secured by pledges of ownership interests in holding companies that are directly under the Operating Partnership.

In July 2024, the Company entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million. The senior secured revolving credit facility agreement matures in January 2027, at which time the Company may seek to refinance the senior secured revolving credit facility. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated SOFR plus 2.5%.

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of December 31, 2025 ($ in thousands):

Year	Amount
2026	$2,853,837
2027	1,970,203
2028	561,054
2029	193,628
2030	3,174,012
Thereafter	3,266,166
Total	$12,018,900

The Company actively monitors upcoming debt maturities and capital market conditions. The Company has approximately $1.2 billion of indebtedness related to mortgage notes and secured credit facilities that are coming due within 12 months of issuance of the consolidated financial statements. As of December 31, 2025, the Company has $527.8 million of available liquidity, including cash and cash equivalents of $200.8 million, available borrowings on undrawn unsecured line of credit of $177.0 million and available borrowings on undrawn senior secured revolving credit facility of $150.0 million. Management plans to refinance the remaining outstanding amounts prior to maturity and has determined it is probable that market-based alternatives are available to refinance the remaining outstanding amounts upon maturity, which will provide the necessary cash flows to repay the remaining maturing mortgage notes and secured credit facilities. As a result, the Company has concluded that management’s plans are probable of being achieved.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $5.0 million for leasing commissions, and tenant and building improvements as of December 31, 2025.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of December 31, 2025 and 2024, respectively.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			December 31, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II (2)	June 2030	BBSY + 2.65%	$915,431	$550,951
			$915,431	$550,951

			December 31, 2024
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA(2)	June 2027	BBSY + 2.82%	$852,461	$467,988
			$852,461	$467,988

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.
(2)
As of December 31, 2025, there were no remaining unamortized deferring financing costs on secured financings on investments in real estate debt. As of December 31, 2024, the outstanding balance is reflected net of $0.9 million of unamortized deferred financing costs.

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

As of December 31, 2025 and December 31, 2024, there were approximately $1.4 billion and $1.4 billion of borrowings outstanding on the unsecured line of credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	December 31, 2025	December 31, 2024
Intangible assets, net	$138,796	$161,945
Receivables	95,555	106,545
Derivative instruments	83,223	368,871
Prepaid expenses	22,619	23,920
Deferred financing costs, net	9,530	14,671
Interest receivable	211	216
Held-for-sale assets	—	685,674
Other	3,713	3,637
Total other assets	$353,647	$1,365,479

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$69,914	$74,097
Real estate taxes payable	61,182	68,784
Derivative instruments	59,520	9,505
Accrued interest expense	50,262	58,650
Tenant security deposits	46,563	41,880
Distributions payable	39,888	40,612
Deferred tax liabilities	35,567	35,485
Intangible liabilities, net	32,376	47,601
Right-of-use liability - operating leases	12,242	12,328
Deferred income	8,950	8,430
Other taxes payable	9,019	10,267
Held-for-sale liabilities	—	18,257
Deposits received on pending sales	—	14,790
Other	7,673	6,409
Total other liabilities	$433,156	$447,095

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

The Company’s derivative instruments are subject to market risk associated with changes in interest rates and foreign exchange rates. Although these instruments are not designated as accounting hedges, they are economically intended to reduce variability in cash flows.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	81		$8,319,410	3.1%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.5
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.1
Total interest rate derivatives	88			3.0%		1.1

	December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	69		$9,401,374	2.1%	SOFR	1.3
Interest Rate Caps - Property debt	3		€109,905	1.0%	EURIBOR	0.4
Interest Rate Swaps - Property debt	1		$120,061	0.8%	SOFR	0.2
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	2.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	3.1
Total interest rate derivatives	78			2.1%		1.4

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	December 31, 2025			December 31, 2024
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	39		€531,769	40		€528,759
Buy USD/Sell DKK Forward	6	DKK	1,156,784	8	DKK	1,210,016
Buy USD/Sell AUD Forward	15	AUD	1,807,627	5	AUD	621,759
Buy USD/Sell NOK Forward	12	NOK	410,700	12	NOK	412,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate derivatives	$75,648	$325,991	$—	$—
Foreign currency forward contracts	7,575	42,880	59,520	9,505
Total derivatives	$83,223	$368,871	$59,520	$9,505

(1)
Included in Other assets on the Company’s Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Consolidated Balance Sheets.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table details the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Year Ended December 31,
Type of Derivative	Net Realized/Unrealized (Loss) Gain	2025	2024	2023
Interest Rate Caps - Property debt	Unrealized loss(1)	$(174,188)	$(212,711)	$(305,693)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(1,751)	(9,031)	(26,468)
Foreign Currency Forward Contracts	Unrealized (loss) gain(2)	(85,320)	62,680	(67,466)
Foreign Currency Forward Contracts	Realized gain(1)	811	14,034	26,112
Interest Rate Caps - Property debt	Realized (loss) gain(1)	(6,261)	1,831	26,778
Interest Rate Swaps - Property debt	Realized gain(1)	—	179	12,088
Total		$(266,709)	$(143,018)	$(334,649)

(1)
Included in Other expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included within Income from investments in real estate debt, net and the remaining amount is included within Other expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

As of December 31, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Class T	Class S	Class D	Class I	Total
January 1, 2023	5,721,496	224,556,910	30,974,173	244,455,013	505,707,592
Common stock shares issued (1)	(98,898)	4,915,057	(153,390)	14,803,271	19,466,040
Distribution reinvestment plan shares issued	141,944	3,788,883	335,712	3,849,211	8,115,750
Common stock shares repurchased	(482,517)	(38,237,234)	(3,643,944)	(60,147,804)	(102,511,499)
Independent directors’ restricted stock grant(2)	—	—	—	30,361	30,361
December 31, 2023	5,282,025	195,023,616	27,512,551	202,990,052	430,808,244

Common stock shares issued (1)	(230,764)	209,158	293,126	9,457,765	9,729,285
Distribution reinvestment plan shares issued	142,951	3,660,648	500,536	3,204,529	7,508,664
Common stock shares repurchased	(138,567)	(17,502,181)	(2,378,099)	(26,288,430)	(46,307,277)
Independent directors’ restricted stock grant(2)	—	—	—	33,797	33,797
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713

Common stock shares issued (1)	(331,737)	(703,160)	(426,470)	7,364,115	5,902,748
Distribution reinvestment plan shares issued	138,323	3,369,482	291,290	2,999,042	6,798,137
Common stock shares repurchased	(77,166)	(8,452,026)	(1,048,438)	(12,914,292)	(22,491,922)
Independent directors’ restricted stock grant(2)	—	—	—	37,502	37,502
December 31, 2025	4,785,065	175,605,537	24,744,496	186,884,080	392,019,178

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represents $0.8 million, $0.8 million and $0.8 million of the annual compensation paid to the independent directors for the years ended December 31, 2025, 2024 and 2023, respectively. Each grant is amortized over the one-year service period of such grant.

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

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2025, 2024 and 2023, the Company repurchased 22.5 million, 46.3 million and 102.5 million shares of common stock representing a total of $0.5 billion, $1.1 billion and $2.6 billion, respectively.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net earnings as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and is paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2025
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1788)	(0.1793)	(0.0517)	—
Net distributions declared per share of common stock	$1.0632	$1.0627	$1.1903	$1.2420

	Year Ended December 31, 2024
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.1923)	(0.1929)	(0.0556)	—
Net distributions declared per share of common stock	$1.0497	$1.0491	$1.1864	$1.2420

	Year Ended December 31, 2023
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$1.2420	$1.2420	$1.2420	$1.2420
Stockholder servicing fee per share of common stock	(0.2157)	(0.2158)	(0.0622)	—
Net distributions declared per share of common stock	$1.0263	$1.0262	$1.1798	$1.2420

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

The following table details the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the years ended December 31, 2025 and 2024 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2023	$295,692	$164,170	$459,862
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(1,144)	(1,144)
GAAP loss allocation	(23,306)	(12,791)	(36,097)
Distributions	(16,065)	(8,835)	(24,900)
Fair value allocation	24,551	12,606	37,157
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(769)	(769)
GAAP loss allocation	(23,718)	(12,973)	(36,691)
Distributions	(16,065)	(8,794)	(24,859)
Fair value allocation	17,152	9,390	26,542
Balance at December 31, 2025	$258,241	$140,860	$399,101

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

During the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of $87.6 million, $105.4 million, and $153.4 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. The Company issued 3,870,226 and 4,336,544 unregistered Class I shares to the Advisor as payment for the 2025 and 2024 management fees, respectively, and also had a payable of $6.9 million and $7.7 million related to the management fees as of December 31, 2025 and 2024, respectively, which are included in Due to affiliates on the Company’s Consolidated Balance Sheets. During January 2026, the Advisor was issued 346,519 unregistered Class I shares as payment for the $6.9 million management fee accrued as of December 31, 2025. During January 2025, the Advisor was issued 354,652 unregistered Class I shares as payment for the $7.7 million management fee accrued as of December 31, 2024. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize a performance participation allocation as the return hurdles were not achieved.

Investment in Real Estate Debt - Dispositions

During the year ended December 31, 2025, the Company did not have any dispositions of Investments in real estate debt.

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

Related Party Share Ownership

As of December 31, 2025, the Advisor, its employees, and its affiliates, including the Company’s executive officers, hold an aggregate of $517.0 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership. During the year ended December 31, 2025, the Company repurchased 2.4 million Class I shares held by the Advisor and certain directors for total consideration of $50.9 million. During the year ended December 31, 2024, the Company repurchased 2.1 million Class I shares held by the Advisor and certain directors for total consideration of $46.3 million. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	December 31, 2025	December 31, 2024
Accrued stockholder servicing fee	$224,332	$262,264
Performance participation allocation	—	—
Accrued management fee	6,918	7,701
Accrued affiliate service provider expenses	3,921	3,792
Advanced operating expenses	638	1,844
Total	$235,809	$275,601

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $34.0 million, $31.6 million and $25.8 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the years ended December 31, 2025, 2024 and 2023, the amounts incurred for services provided by RFF were $0.5 million, $0.5 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the years ended December 31, 2025, 2024 and 2023 the Company incurred $3.2 million, $0.5 million, and $1.5 million of expenses for services provided by Essex, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $0.3 million, $0.4 million and $0.2 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the years ended December 31, 2025 and 2024, the Company incurred an insignificant amount of expenses relating to these services provided. During the year ended December 31, 2023, the amount incurred for services provided was $0.2 million.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the years ended December 31, 2025, 2024 and 2023,

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

the Company incurred approximately $1.1 million, $1.6 million and $0.8 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the years ended December 31, 2025, 2024 and 2023, the amounts incurred for services provided by the SCG Southern Europe Team were $0.3 million, respectively.

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

As of December 31, 2025, 2024 and 2023, the Advisor had incurred approximately $12.4 million, $12.9 million and $14.5 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are being reimbursed to the Advisor generally one month in arrears.

DST Program expenses

During the years ended December 31, 2025 and 2024, the Company incurred approximately $0.1 million and $2.0 million, respectively, of expenses in connection with the DST Program. No expenses were incurred by the Company in connection with the DST Program during the year ended December 31, 2023.

13.
Commitments and Contingencies

As of December 31, 2025 and 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of December 31, 2025 ($ in thousands):

Year	Operating Leases
2026	$714
2027	714
2028	714
2029	714
2030	743
Thereafter	23,610
Total undiscounted future lease payments	27,209
Difference between undiscounted cash flows and discounted cash flows	(14,967)
Total lease liability	$12,242

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of December 31, 2025, the weighted average remaining lease term of the Company’s operating leases was 34 years.

Payments under the Company’s ground leases contain fixed payment components. The Company’s ground leases contained escalations prior to the Company’s hold period.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, industrial, office, and other properties. Leases at the Company’s industrial, office and other properties generally include a fixed base rent and certain leases also contain a variable component. The variable component of the Company’s operating leases at its industrial, office and other properties primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Leases at the Company’s industrial, office and other properties are generally longer term and may contain extension and termination options at the lessee’s election. The Company’s rental revenue earned from leases at the Company’s multifamily and certain other properties, including single-family rental and self-storage properties, primarily consists of a fixed base rent and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities. Leases at the Company’s multifamily and certain other properties including single-family rental and self-storage properties, are short term in nature, generally not greater than 12 months in length.

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$1,399,407	$1,498,556	$1,540,130
Variable lease payments	150,262	150,735	155,787
Rental revenue	$1,549,669	$1,649,291	$1,695,917

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and other properties as of December 31, 2025 ($ in thousands). The table excludes leases at the Company’s multifamily and certain other properties including single-family and self-storage properties, which are short term, generally 12 months or less, and are therefore not included pursuant to ASC 842-20-50.

Year	Future Minimum Rents
2026	$257,433
2027	244,255
2028	213,045
2029	185,385
2030	155,281
Thereafter	371,629
Total	$1,427,028

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

15.
Segment Reporting

As of January 1, 2025, the Company operates in five reportable segments: Multifamily properties, Industrial properties, Office properties, Other properties, and Investment in real estate debt. Effective January 1, 2025, the Single-Family Rental properties and Self-Storage properties segments were combined within the Other properties segment and previous amounts have been recast to conform with current period presentation. The CODM is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, interest expense, other expense, net, impairment of investments in real estate, net gains on dispositions of real estate, or losses on extinguishment of debt, by segment.

The following table sets forth the total assets by segment ($ in thousands):

	December 31, 2025	December 31, 2024
Multifamily	$12,993,713	$14,451,751
Industrial	2,189,423	2,442,951
Office	1,593,352	1,571,229
Other properties(1)	1,183,005	1,519,640
Investment in real estate debt	915,431	852,461
Other (Corporate)	42,938	153,957
Total assets	$18,917,862	$20,991,989

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office, retail properties and two investments in unconsolidated real estate ventures.

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,161,930	$151,359	$166,753	$69,627	$—	$1,549,669
Other revenue	17,764	138	272	13,086	—	31,260
Total revenues	1,179,694	151,497	167,025	82,713	—	1,580,929
Expenses:
Property operating	540,386	36,576	61,740	37,933	—	676,635
Total segment expenses	540,386	36,576	61,740	37,933	—	676,635
Loss from unconsolidated real estate ventures	—	—	—	(13,519)	—	(13,519)
Income from investments in real estate debt, net	—	—	—	—	74,709	74,709
Segment net operating income	$639,308	$114,921	$105,285	$31,261	$74,709	$965,484

General and administrative						(39,054)
Management fees						(87,618)
Impairment of investments in real estate						(5,123)
Depreciation and amortization						(704,765)
Net gain on dispositions of real estate						21,081
Interest expense						(636,067)
Loss on extinguishment of debt						(5,247)
Other expense, net						(241,740)
Net loss						$(733,049)
Net loss attributable to non-controlling interests in consolidated joint ventures						4,742
Net loss attributable to non-controlling interests in Operating Partnership						36,691
Net loss attributable to stockholders						$(691,616)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,218,669	$183,244	$166,586	$80,792	$—	$1,649,291
Other revenue	15,133	663	212	22,486	—	38,494
Total revenues	1,233,802	183,907	166,798	103,278	—	1,687,785
Expenses:
Property operating	559,566	46,071	60,784	48,570	—	714,991
Total segment expenses	559,566	46,071	60,784	48,570	—	714,991
Loss from unconsolidated real estate ventures	—	—	—	(13,435)	—	(13,435)
Income from investments in real estate debt, net	—	—	—	—	95,755	95,755
Segment net operating income	$674,236	$137,836	$106,014	$41,273	$95,755	$1,055,114

General and administrative						(47,048)
Management fees						(105,356)
Impairment of investments in real estate						(150,392)
Depreciation and amortization						(742,220)
Net gain on dispositions of real estate						87,108
Interest expense						(641,420)
Loss on extinguishment of debt						—
Other expense, net						(179,994)
Net loss						$(724,208)
Net loss attributable to non-controlling interests in consolidated joint ventures						3,228
Net loss attributable to non-controlling interests in Operating Partnership						36,097
Net loss attributable to stockholders						$(684,883)

Starwood Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Industrial	Office	Other Properties	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$1,215,981	$203,419	$157,463	$119,054	$—	$1,695,917
Other revenue	10,394	4	285	47,718	—	58,401
Total revenues	1,226,375	203,423	157,748	166,772	—	1,754,318
Expenses:
Property operating	552,760	51,163	59,668	84,931	—	748,522
Total segment expenses	552,760	51,163	59,668	84,931	—	748,522
Income from unconsolidated real estate ventures	—	—	—	(11,624)	—	(11,624)
Income from investments in real estate debt	—	—	—	—	123,138	123,138
Segment net operating income	$673,615	$152,260	$98,080	$70,217	$123,138	$1,117,310

General and administrative						(45,144)
Management fees						(153,411)
Impairment of investments in real estate						(188,804)
Depreciation and amortization						(811,788)
Net gain on dispositions of real estate						289,818
Interest expense						(583,476)
Loss on extinguishment of debt						(93)
Other expense, net						(299,930)
Net loss						$(675,518)
Net income attributable to non-controlling interests in consolidated joint ventures						(3,350)
Net loss attributable to non-controlling interests in Operating Partnership						29,165
Net loss attributable to stockholders						$(649,703)

16.
Subsequent Events

Financing and Capital Activity

During the period from January 1, 2026 through March 20, 2026, the Company repurchased approximately $0.1 billion of common stock through its share repurchase plan.

During the period from January 1, 2026 through March 20, 2026, the Company received approximately $0.1 billion of net borrowings on its unsecured line of credit.

During the period from January 1, 2026 through March 20, 2026, the Company refinanced and closed an aggregate of approximately $1.7 billion in property-level financing.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Multifamily properties:
Phoenix Property	Mesa, AZ	$43,551	$9,472	$35,909	$(2,690)	$2,018	$6,782	$37,927	$44,709	$(7,596)	2019
Florida Multifamily Portfolio
Various Properties (2)	Jacksonville, FL	36,404	11,574	37,920	(2,163)	6,703	9,411	44,623	54,034	(8,172)	2019
Various Properties (2)	Naples FL	36,064	14,045	37,025	(2,226)	3,321	11,819	40,346	52,165	(7,856)	2019
Columbus Multifamily (2 properties)	Columbus, OH	67,100	6,093	96,153	948	11,988	7,041	108,141	115,182	(15,630)	2019
Cascades Apartments	Charlotte, NC	72,195	12,711	92,689	(1,973)	2,901	10,738	95,590	106,328	(17,162)	2019
Exchange on Erwin	Durham, NC	50,542	18,313	54,839	(529)	375	17,784	55,214	72,998	(9,956)	2019
Avida Apartments	Salt Lake City, UT	56,355	8,018	73,763	(232)	2,173	7,786	75,936	83,722	(13,127)	2019
Kalina Way	Salt Lake City, UT	57,928	7,101	74,739	617	657	7,718	75,396	83,114	(13,668)	2020
Southeast Affordable Housing Portfolio
Riverwalk	Brighton, CO	19,015	3,280	20,932	(212)	1,592	3,068	22,524	25,592	(3,811)	2020
Patriots Pointe	Concord, NC	7,760	1,564	7,904	(225)	638	1,339	8,542	9,881	(1,463)	2020
Willow Ridge	Greensboro, NC	5,200	2,157	4,656	(420)	601	1,737	5,257	6,994	(863)	2020
Creekside at Bellemeade	High Point, NC	4,640	2,031	4,415	(771)	457	1,260	4,872	6,132	(814)	2020
Villa Biscayne	Homestead, FL	20,339	4,575	23,600	(738)	643	3,837	24,243	28,080	(4,074)	2020
Various Properties (3)	Jacksonville, FL	82,042	24,178	90,108	(4,606)	10,958	19,572	101,066	120,638	(15,637)	2020
Oak Crest	Kannapolis, NC	9,373	2,137	10,411	(464)	1,190	1,673	11,601	13,274	(1,941)	2020
Stone Creek	Morrisville, NC	8,364	1,844	7,492	(463)	1,029	1,381	8,521	9,902	(1,394)	2020
Various Properties (3)	Newport News, VA	43,333	11,169	50,997	(1,112)	4,853	10,057	55,850	65,907	(9,147)	2020
Various Properties (2)	Orlando, FL	72,451	19,513	75,364	(2,236)	3,113	17,277	78,477	95,754	(13,203)	2020
Overlook at Simms Creek	Raleigh, NC	25,691	7,189	23,030	(1,430)	1,668	5,759	24,698	30,457	(4,119)	2020
Various Properties (2)	Sanford, FL	65,853	14,916	75,253	(2,351)	3,292	12,565	78,545	91,110	(12,648)	2020
Ponce Harbor	St. Augustine, FL	15,601	3,294	18,870	(1,336)	763	1,958	19,633	21,591	(2,907)	2020
Las Villas de Kino	Tucson, AZ	26,255	9,513	24,278	(413)	3,296	9,100	27,574	36,674	(4,932)	2020
Lexington Club	Vero Beach, FL	14,738	2,972	19,583	(787)	1,102	2,185	20,685	22,870	(3,455)	2020
Parkside Royal Poinciana	West Palm Beach, FL	10,045	4,624	8,889	(408)	2,598	4,216	11,487	15,703	(1,786)	2020
Mid-Atlantic Affordable Housing Portfolio
Various Properties (2)	Chesapeake, VA	26,880	6,467	28,766	(815)	1,772	5,652	30,538	36,190	(4,502)	2020
Columbia Hills	Columbia, TN	9,740	2,871	9,816	(544)	1,141	2,327	10,957	13,284	(1,732)	2020
Foxridge	Durham, NC	10,333	2,524	10,986	(530)	870	1,994	11,856	13,850	(1,745)	2020
Crestview	Fredericksburg, VA	26,720	4,358	30,470	(940)	1,140	3,418	31,610	35,028	(4,663)	2020
Bridgeport	Hampton, VA	17,130	4,285	18,075	(539)	1,055	3,746	19,130	22,876	(2,819)	2020
Various Properties (2)	Harrisonburg, VA	11,760	4,022	11,222	(952)	814	3,070	12,036	15,106	(1,810)	2020
Cascade Village	Holland, MI	13,680	3,389	14,530	(226)	1,433	3,163	15,963	19,126	(2,450)	2020
Parkview	Huntersville, NC	11,191	1,876	12,739	(417)	298	1,459	13,037	14,496	(1,952)	2020
Various Properties (4)	Manassas, VA	70,695	10,637	81,855	(1,861)	1,965	8,776	83,820	92,596	(12,536)	2020
Autumn Ridge	Memphis, TN	7,547	2,591	7,180	(311)	927	2,280	8,107	10,387	(1,190)	2020
Genito Glen	Midlothian, VA	10,960	2,703	11,559	(571)	492	2,132	12,051	14,183	(1,801)	2020
Kings Ridge	Newport News, VA	15,572	4,729	15,539	(680)	1,529	4,049	17,068	21,117	(2,540)	2020
River Birch	Raleigh, NC	19,411	4,168	21,150	(608)	1,150	3,560	22,300	25,860	(3,284)	2020
Falcon Pointe	Rosenberg, TX	9,440	1,876	10,461	(634)	586	1,242	11,047	12,289	(1,693)	2020
Sterling Crest	Saginaw, MI	8,800	4,176	7,229	(449)	1,194	3,727	8,423	12,150	(1,281)	2020
Las Villas de Leon	San Antonio, TX	7,560	2,347	7,458	(285)	1,160	2,062	8,618	10,680	(1,397)	2020
Stonegate	Stafford, VA	28,880	3,963	33,721	(602)	817	3,361	34,538	37,899	(5,139)	2020
River Park Place	Vero Beach, FL	8,538	2,661	8,425	(462)	720	2,199	9,145	11,344	(1,381)	2020
Ocean Gate	Virginia Beach, VA	20,080	4,347	21,957	(621)	983	3,726	22,940	26,666	(3,416)	2020
Autumn Wind	Winchester, VA	9,840	2,724	10,005	(614)	447	2,110	10,452	12,562	(1,606)	2020
Various Properties (3)	Woodbridge, VA	55,243	8,617	63,627	(1,619)	2,325	6,998	65,952	72,950	(9,817)	2020

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Florida Affordable Housing Portfolio II (4 properties)	Jacksonville, FL	$85,840	$16,599	$95,453	$(3,189)	$14,433	$13,410	$109,886	$123,296	$(16,188)	2020
Southeast Affordable Housing Portfolio II
Culpeper Commons	Culpeper, VA	12,483	4,058	13,749	147	1,205	4,205	14,954	19,159	(3,441)	2021
Magnolia Creste	Dallas, GA	16,438	2,650	21,475	307	821	2,957	22,296	25,253	(4,179)	2021
Glen Creek	Elkton, MD	15,263	5,985	16,353	224	990	6,209	17,343	23,552	(4,407)	2021
England Run	Fredericksburg, VA	18,812	3,857	23,614	220	920	4,077	24,534	28,611	(4,480)	2021
Rocky Creek	Greenville, SC	14,395	3,030	17,079	305	1,315	3,335	18,394	21,729	(3,539)	2021
Grande Court Boggy	Kissimmee, FL	34,904	9,361	41,265	220	1,555	9,581	42,820	52,401	(8,681)	2021
Magnolia Village	Lawrenceville, GA	15,783	5,107	16,645	324	1,120	5,431	17,765	23,196	(4,180)	2021
Park Ridge	Stafford, VA	20,255	3,778	25,689	157	636	3,935	26,325	30,260	(4,459)	2021
Glen Ridge	Woodbridge, VA	21,667	4,159	27,218	229	1,016	4,388	28,234	32,622	(4,626)	2021
Azalea Multifamily Portfolio
Travesia	Austin, TX	67,000	13,787	79,703	345	1,408	14,132	81,111	95,243	(10,461)	2021
Afton Ridge	Concord, NC	54,062	9,516	62,919	136	380	9,652	63,299	72,951	(8,413)	2021
Various Properties (2)	Dallas, TX	88,500	13,031	125,670	455	2,089	13,486	127,759	141,245	(15,432)	2021
Clearbrook	Frederick, MD	63,000	12,564	51,451	67	684	12,631	52,135	64,766	(6,705)	2021
Thornton Park	Jacksonville, FL	64,500	9,950	91,924	424	888	10,374	92,812	103,186	(11,689)	2021
Gwinnett Stadium	Lawrenceville, GA	42,500	5,199	48,131	261	612	5,460	48,743	54,203	(5,914)	2021
Park Place	Morrisville, NC	52,000	9,295	57,281	195	916	9,490	58,197	67,687	(7,999)	2021
Autumn Wood	Murfreesboro, TN	46,000	6,114	54,974	341	228	6,455	55,202	61,657	(7,579)	2021
Millenia	Orlando, FL	45,000	6,305	47,647	195	1,443	6,500	49,090	55,590	(6,379)	2021
Various Properties (2)	Pflugerville, TX	102,000	24,606	142,875	689	3,482	25,295	146,357	171,652	(18,752)	2021
Lakehouse	Plant City, FL	20,000	3,334	23,339	133	502	3,467	23,841	27,308	(3,336)	2021
Victoria Grand	Tallahassee, FL	45,500	7,002	61,768	177	997	7,179	62,765	69,944	(8,195)	2021
Keystone Castle Hills	Dallas, TX	89,922	23,122	99,118	1,165	2,686	24,287	101,804	126,091	(21,600)	2021
Greater Boston Affordable Portfolio (5 properties)	Boston, MA	141,496	60,313	176,849	449	191	60,762	177,040	237,802	(22,081)	2021
Columbus Preferred Portfolio
5188 Baxter Park	Westerville, OH	21,700	6,795	23,058	37	69	6,832	23,127	29,959	(2,895)	2021
1025 Luxe Avenue	Columbus, OH	45,500	7,955	43,178	(1,327)	1,415	6,628	44,593	51,221	(5,080)	2021
The Palmer Dadeland	Miami, FL	259,800	56,854	304,585	919	2,843	57,773	307,428	365,201	(40,687)	2021
Seven Springs Apartments	Burlington, MA	118,929	27,104	164,679	30	905	27,134	165,584	192,718	(21,373)	2021
Maison’s Landing	Salt Lake City, UT	80,655	14,890	152,592	363	1,986	15,253	154,578	169,831	(22,286)	2021
Sawyer Flats	Gaithersburg, MD	144,060	32,701	168,846	1,445	4,255	34,146	173,101	207,247	(23,935)	2021
Florida Affordable Housing Portfolio III
Various Properties (2)	Bradenton, FL	65,240	20,960	101,049	768	3,360	21,728	104,409	126,137	(20,664)	2021
Enclave on Woodbridge	Fernandina Beach, FL	23,744	6,407	36,228	72	979	6,479	37,207	43,686	(7,335)	2021
Charleston Place	Holly Hill, FL	21,721	5,930	21,309	140	1,533	6,070	22,842	28,912	(4,817)	2021
Brookwood Forest	Jacksonville, FL	16,885	4,250	35,025	279	1,234	4,529	36,259	40,788	(5,844)	2021
Various Properties (2)	Lakeland, FL	39,026	7,112	57,801	760	1,338	7,872	59,139	67,011	(10,514)	2021
Club at Sugar Mill	Port Orange, FL	19,859	4,449	15,946	129	772	4,578	16,718	21,296	(3,559)	2021
Nantucket Cove	Springhill, FL	15,832	4,592	20,167	116	620	4,708	20,787	25,495	(4,636)	2021
Various Properties (5)	Tampa, FL	95,679	26,276	96,632	701	1,914	26,977	98,546	125,523	(19,288)	2021
Savannah Bay	Tarpon Springs, FL	16,249	5,374	9,640	218	599	5,592	10,239	15,831	(2,770)	2021
Nantucket Bay	Temple Terrace, FL	20,377	6,364	18,782	174	357	6,538	19,139	25,677	(3,620)	2021
Raleigh Multifamily Portfolio
2600 Harvest Creek Place	Cary, NC	60,900	16,094	77,575	288	1,917	16,382	79,492	95,874	(11,019)	2021
5140 Copper Ridge Drive	Durham, NC	41,900	8,733	53,561	386	1,839	9,119	55,400	64,519	(8,056)	2021
1000 Henrico Lane	Morrisville, NC	68,600	12,383	86,037	273	2,011	12,656	88,048	100,704	(12,130)	2021
Various Properties (3)	Raleigh, NC	196,000	40,491	252,991	3,388	8,100	43,879	261,091	304,970	(33,432)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
South Florida Multifamily Portfolio
Bella Vista	Boca Raton, FL	$95,500	$13,144	$125,094	$1,120	$526	$14,264	$125,620	$139,884	$(15,802)	2021
Stonybrook	Boynton Beach, FL	67,600	12,346	81,036	646	2,217	12,992	83,253	96,245	(11,679)	2021
Centro Sunforest	Davie, FL	103,300	25,015	152,738	(5,823)	4,879	19,192	157,617	176,809	(21,485)	2021
SEG Multifamily Portfolio
Alta Mill Apartments	Austell, GA	62,566	13,213	82,343	(692)	13,758	12,521	96,101	108,622	(14,729)	2021
Estate on Quarry Lake Apartments	Austin, TX	45,115	9,565	59,725	(2,407)	13,084	7,158	72,809	79,967	(10,876)	2021
Various Properties (2)	Brunswick, GA	35,596	7,529	47,011	1,141	6,359	8,670	53,370	62,040	(10,746)	2021
Lodge at Mallard Creek	Charlotte, NC	35,299	7,816	48,785	(1,236)	10,591	6,580	59,376	65,956	(9,329)	2021
Brook Valley Apartments	Douglasville, GA	22,805	4,837	30,158	624	4,467	5,461	34,625	40,086	(5,982)	2021
Various Properties (4)	Everett, WA	136,535	31,576	198,984	(1,873)	31,422	29,703	230,406	260,109	(30,416)	2021
Towne Creek	Gainesville, GA	15,666	3,307	20,549	1,404	2,603	4,711	23,152	27,863	(3,972)	2021
Icon on the Greenway	Gastonia, NC	24,590	5,110	31,932	(1,672)	6,940	3,438	38,872	42,310	(6,563)	2021
Woodland Park Apartments	Greensboro, NC	18,173	3,484	27,201	1,561	(2,152)	5,045	25,049	30,094	(5,255)	2021
Estates at Bellwood Apartments	Greenville, SC	15,171	3,266	20,401	593	2,649	3,859	23,050	26,909	(4,717)	2021
Audubon Park Apartments	Hanahan, SC	25,978	5,397	33,706	(183)	5,854	5,214	39,560	44,774	(6,448)	2021
Waterford Landing Apartments	Hermitage, TN	25,582	5,616	64,899	(1,007)	(22,581)	4,609	42,318	46,927	(6,767)	2021
Various Properties (2)	High Point, NC	33,187	5,848	36,515	(513)	6,115	5,335	42,630	47,965	(8,119)	2021
Northtowne Village Apartments	Hixson, TN	17,352	3,621	41,985	(175)	(14,454)	3,446	27,531	30,977	(4,496)	2021
Revival on Main	Kennesaw, GA	47,594	9,920	61,794	(2,247)	12,210	7,673	74,004	81,677	(9,345)	2021
Various Properties (2)	Knoxville, TN	137,625	29,131	337,357	6,645	(127,913)	35,776	209,444	245,220	(41,662)	2021
Lee's Crossing	La Grange, GA	28,556	6,053	37,698	1,054	6,590	7,107	44,288	51,395	(8,325)	2021
Durant at Sugarloaf Apartments	Lawrenceville, GA	39,661	8,390	52,333	4,617	3,242	13,007	55,575	68,582	(10,206)	2021
Racquet Club	Lexington, KY	33,811	8,663	53,959	2,817	9,046	11,480	63,005	74,485	(10,730)	2021
Nickel Creek	Lynnwood, WA	33,018	8,062	50,855	(555)	9,672	7,507	60,527	68,034	(7,995)	2021
Northwood Apartments	Macon, GA	20,822	4,400	27,497	466	4,105	4,866	31,602	36,468	(6,097)	2021
Falls at Sope Creek	Marietta, GA	59,790	12,667	78,943	187	13,701	12,854	92,644	105,498	(13,385)	2021
Ashmore Bridge Estates Apartments	Mauldin, SC	27,168	5,548	42,280	682	(2,235)	6,230	40,045	46,275	(7,872)	2021
Waterstone at Murietta Apartments	Murieta, CA	82,595	18,884	117,823	(866)	22,803	18,018	140,626	158,644	(20,599)	2021
Wyndchase Bellevue Apartments	Nashville, TN	31,035	6,531	75,691	(2,447)	(24,751)	4,084	50,940	55,024	(7,345)	2021
Woodland Crossing Apartments	New Bern, NC	23,698	5,261	32,819	(1,751)	7,381	3,510	40,200	43,710	(6,920)	2021
Ranchstone	Parker, CO	74,068	17,012	126,989	(7,516)	5,619	9,496	132,608	142,104	(19,525)	2021
Gio Apartments	Plano, TX	86,165	22,546	140,590	(7,688)	(4,044)	14,858	136,546	151,404	(25,884)	2021
Brandemere	Salem, NC	29,425	5,274	32,967	863	4,969	6,137	37,936	44,073	(7,653)	2021
Various Properties (2)	Savannah, GA	57,509	11,943	82,787	(1,284)	4,367	10,659	87,154	97,813	(14,853)	2021
Smoky Crossing Apartments	Seymour, TN	50,271	10,371	120,337	130	(43,138)	10,501	77,199	87,700	(13,857)	2021
Grove Veridian	Spartanburg, NC	11,998	2,555	15,966	400	2,232	2,955	18,198	21,153	(3,615)	2021
Patriot Point	Spring Lake, NC	18,886	3,238	20,253	275	3,147	3,513	23,400	26,913	(4,657)	2021
Retreat at Hidden Bay	St. Marys, GA	15,071	3,170	19,810	(184)	3,769	2,986	23,579	26,565	(4,203)	2021
Various Properties (11)	Waldorf, MD	258,295	57,581	359,089	37,433	24,617	95,014	383,706	478,720	(69,384)	2021
Various Properties (2)	Warner Robins, GA	38,670	8,171	51,003	2,904	5,476	11,075	56,479	67,554	(12,116)	2021
Various Properties (3)	Wilmington, NC	68,912	14,485	90,475	(53)	14,794	14,432	105,269	119,701	(17,351)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
National Affordable Housing Portfolio
Various Properties (3)	Austin, TX	$103,128	$18,627	$135,799	$(1,939)	$8,013	$16,688	$143,812	$160,500	$(22,318)	2021
Centre Court	Bradenton, FL	20,787	5,335	29,299	594	1,048	5,929	30,347	36,276	(6,556)	2021
Forest Glen	Durham, NC	13,345	2,975	10,821	1,131	52	4,106	10,873	14,979	(2,125)	2021
Rose Cove SLC	Farmington, UT	14,420	4,649	16,909	1,083	183	5,732	17,092	22,824	(2,851)	2021
Venice Cove FLL	Ft Lauderdale, FL	18,934	5,878	21,379	3,186	(2,353)	9,064	19,026	28,090	(3,325)	2021
Chelsea Commons	Greenacres, FL	30,349	12,348	44,910	(429)	2,124	11,919	47,034	58,953	(9,132)	2021
Hampton Ridge Jax	Jacksonville, FL	11,104	2,476	9,005	180	3,152	2,656	12,157	14,813	(2,342)	2021
San Marcos Villas	Lake Park, FL	50,042	18,054	65,663	(3,576)	6,790	14,478	72,453	86,931	(12,469)	2021
Mayflower Harbor	Lehi, UT	30,820	9,050	32,915	(482)	2,580	8,568	35,495	44,063	(5,872)	2021
Grande Court Sarasota	North Port, FL	16,087	5,010	18,221	1,004	(150)	6,014	18,071	24,085	(4,373)	2021
Commander Place	Orlando, FL	28,586	5,713	31,374	(922)	2,993	4,791	34,367	39,158	(5,387)	2021
Villas Shaver	Pasadena, TX	25,594	3,182	23,197	3,343	(2,519)	6,525	20,678	27,203	(4,838)	2021
Pemberly Palms	Vero Beach, FL	21,563	4,645	25,507	1,201	1,041	5,846	26,548	32,394	(5,219)	2021
Pasco Woods	Wesley Chapel, FL	21,146	4,511	24,772	83	1,101	4,594	25,873	30,467	(5,028)	2021
Colony Park	West Palm Beach, FL	21,214	6,626	24,101	901	432	7,527	24,533	32,060	(5,136)	2021
Central Park Portfolio (9 properties)	Denver, CO	329,898	74,722	532,982	1,631	8,469	76,353	541,451	617,804	(69,012)	2021
Mid-Atlantic Affordable Housing Portfolio II
Lakewood Villas ATL	Atlanta, GA	19,937	5,659	19,470	276	935	5,935	20,405	26,340	(4,161)	2022
Ivy Creek Buford	Buford, GS	30,731	6,784	36,309	552	1,268	7,336	37,577	44,913	(5,969)	2022
Various Properties (2)	Fredericksburg, VA	67,101	18,748	86,640	435	1,721	19,183	88,361	107,544	(12,363)	2022
Cobblestone Kennesaw	Kennesaw, GA	19,311	6,818	20,700	319	759	7,137	21,459	28,596	(3,920)	2022
Galaxy Silver Spring	Silver Springs, MD	36,418	9,832	54,956	324	1,110	10,156	56,066	66,222	(6,075)	2022
Sky Terrace	Stafford, VA	37,257	7,836	52,382	271	907	8,107	53,289	61,396	(7,143)	2022
Highland Warranton	Warranton, VA	18,211	6,136	17,652	401	500	6,537	18,152	24,689	(2,964)	2022
Texas and North Carolina Multifamily Portfolio
Watervue	Fort Worth, TX	69,831	12,114	81,045	426	730	12,540	81,775	94,315	(12,801)	2022
Bunker Hill	Houston, TX	64,451	5,855	79,938	157	920	6,012	80,858	86,870	(9,761)	2022
Regalia	Mansfield, TX	57,707	8,595	68,599	290	708	8,885	69,307	78,192	(9,988)	2022
Litchford	Raleigh, NC	53,535	11,588	70,431	147	499	11,735	70,930	82,665	(9,412)	2022
Whispering Creek	San Antonio, TX	35,229	5,025	42,064	444	765	5,469	42,829	48,298	(6,201)	2022
Phoenix Affordable Housing Portfolio
Desert Eagle	Glendale, AZ	28,171	8,420	37,708	285	1,415	8,705	39,123	47,828	(5,700)	2022
Various Properties (3)	Mesa, AZ	101,182	25,347	142,096	1,018	4,789	26,365	146,885	173,250	(20,541)	2022
Lake Pleasant Village	Peoria, AZ	23,579	7,346	31,972	335	796	7,681	32,768	40,449	(4,892)	2022
Various Properties (2)	Phoenix, AZ	59,464	13,992	73,080	1,037	2,429	15,029	75,509	90,538	(9,659)	2022
Summit Multifamily Portfolio
Vintage Amelia	Amelia Island, FL	33,824	8,015	57,141	290	(2,575)	8,305	54,566	62,871	(8,889)	2022
Vantage Ashland	Ashland City, TN	33,096	5,712	56,903	276	1,212	5,988	58,115	64,103	(8,156)	2022
Ethos Austin	Austin, TX	47,712	11,085	72,024	411	2,506	11,496	74,530	86,026	(10,813)	2022
Walnut Bastrop	Bastrop, TX	27,328	5,643	44,116	270	814	5,913	44,930	50,843	(6,295)	2022
Various Properties (2)	Burleson, TX	80,826	12,479	139,515	262	827	12,741	140,342	153,083	(17,958)	2022
Ethan Pointe	Burlington, NC	38,666	5,884	61,163	276	751	6,160	61,914	68,074	(8,871)	2022
Stonebriar Frisco	Frisco, TX	63,330	8,210	107,353	594	526	8,804	107,879	116,683	(12,547)	2022
Darby Holly Springs	Holly Springs, GA	50,415	11,933	82,863	256	813	12,189	83,676	95,865	(11,307)	2022
Various Properties (2)	Indianapolis, IN	80,343	10,047	135,908	817	3,077	10,864	138,985	149,849	(17,985)	2022
Orchard Hills	Jeffersonville, IN	36,193	5,720	52,149	288	1,968	6,008	54,117	60,125	(7,918)	2022
Woodland Lakes Lansing	Lansing, MI	42,857	8,179	61,911	345	1,939	8,524	63,850	72,374	(11,129)	2022

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Various Properties (4)	Louisville, KY	$121,924	$17,123	$178,426	$1,105	$(1,105)	$18,228	$177,321	$195,549	$(24,507)	2022
Lakeside Marietta	Marietta, GA	70,504	14,659	124,095	406	1,381	15,065	125,476	140,541	(16,057)	2022
Reserve Maryville	Maryville, TN	28,933	6,455	37,771	207	2,722	6,662	40,493	47,155	(6,625)	2022
Various Properties (2)	Knoxville, TN	89,194	8,278	145,987	662	1,482	8,940	147,469	156,409	(17,454)	2022
Vintage Juliet	Mt. Juliet, TN	54,411	4,981	84,725	145	980	5,126	85,705	90,831	(9,807)	2022
Various Properties (2)	Murfreesboro, TN	81,608	9,480	138,701	298	1,107	9,778	139,808	149,586	(16,994)	2022
Hickory Point Nashville	Nashville, TN	49,208	7,534	81,694	543	961	8,077	82,655	90,732	(11,280)	2022
Emerson Pflugerville	Pflugerville, TX	53,385	11,087	83,771	293	796	11,380	84,567	95,947	(12,014)	2022
Prinwood Place	Portage, MI	12,922	1,672	19,257	94	691	1,766	19,948	21,714	(2,935)	2022
Foxwood Raleigh	Raleigh, NC	93,862	20,149	142,196	188	1,422	20,337	143,618	163,955	(19,503)	2022
Sugar Flats SLC	Salt Lake City, UT	31,972	6,265	51,531	139	998	6,404	52,529	58,933	(5,699)	2022
Ranch 123 Apartments	Seguin, TX	20,878	4,347	43,170	172	255	4,519	43,425	47,944	(5,958)	2022
Vintage Tollgate	Thompson’s Station, TN	41,649	4,392	70,715	173	553	4,565	71,268	75,833	(8,675)	2022
Reserve Tuscaloosa	Tuscaloosa, AL	31,221	5,878	47,916	453	2,231	6,331	50,147	56,478	(6,974)	2022
Stonebrook Tyler	Tyler, TX	27,243	5,048	47,359	257	582	5,305	47,941	53,246	(6,528)	2022
Blue Multifamily Portfolio	San Antonio, TX	37,958	8,110	61,274	445	639	8,555	61,913	70,468	(8,599)	2022
Florida Affordable Housing Portfolio IV
Sonrise Villas	Fellsmere, FL	23,301	5,733	24,605	101	564	5,834	25,169	31,003	(4,510)	2022
Various Properties (2)	Lakeland, FL	19,778	6,864	21,559	209	778	7,073	22,337	29,410	(3,222)	2022
Overlook at Monroe	Sanford, FL	21,146	4,502	25,665	201	1,430	4,703	27,095	31,798	(4,226)	2022
Raintree Apartments	Clermont, FL	42,249	6,481	54,591	938	107	7,419	54,698	62,117	(6,055)	2022
Madison Cove	Gainesville, FL	9,080	2,409	8,111	332	21	2,741	8,132	10,873	(1,344)	2022
Various Properties (2)	Kissimmee, FL	92,897	16,861	110,587	776	325	17,637	110,912	128,549	(13,403)	2022
Mystic Pointe II	Orlando, FL	39,717	5,221	52,249	375	61	5,596	52,310	57,906	(5,547)	2022

Total Multifamily Properties		$8,964,235	$1,926,928	$12,188,733	$24,328	$281,292	$1,951,256	$12,470,025	$14,421,281	$(1,879,047)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
Industrial Properties:
Marshfield Industrial Portfolio (4 properties)	Baltimore, MD	$122,500	$21,720	$139,433	$188	$(609)	$21,908	$138,824	$160,732	$(21,128)	2020
Airport Logistics Park (6 properties)	Nashville, TN	48,000	7,031	53,728	1	97	7,032	53,825	60,857	(9,184)	2020
Denver/Boulder Industrial Portfolio (16 properties)	Louisville, CO	233,500	67,951	311,651	207	1,623	68,158	313,274	381,432	(46,063)	2021
Reno Logistics Portfolio (18 properties)	Sparks, NV	292,500	60,235	316,742	164	4,336	60,399	321,078	381,477	(51,663)	2021
Southwest Light Industrial Portfolio
Various Properties (4)	Las Vegas, NV	55,000	23,537	54,203	56	136	23,593	54,339	77,932	(7,967)	2021
Various Properties (11)	Phoenix, AZ	287,500	66,229	333,663	348	1,774	66,577	335,437	402,014	(43,044)	2021
Northern Italy Industrial Portfolio (4 properties)	Various Provinces, Italy	45,921	14,509	65,804	1,179	1,543	15,688	67,347	83,035	(8,655)	2021
Norway Logistics Portfolio (2 properties)	Oslo, Norway	51,111	31,971	63,541	(2,127)	(2,492)	29,844	61,049	90,893	(5,922)	2022
Verona Oppeano (5 properties)	Oppeano VR, Italy	162,149	47,225	243,541	4,753	24,719	51,978	268,260	320,238	(24,777)	2022
Denmark Logistics Portfolio (10 properties)	Denmark	106,296	42,311	166,314	8,238	33,579	50,549	199,893	250,442	(21,248)	2022
Belgioioso Logistics	Greater Milan, Italy	61,584	18,857	72,460	4,485	17,327	23,342	89,787	113,129	(8,163)	2022

Total Industrial Properties		$1,466,061	$401,576	$1,821,080	$17,492	$82,033	$419,068	$1,903,113	$2,322,181	$(247,814)

Office Properties:
Florida Office Portfolio (11 properties)	Jacksonville, FL	$121,010	$53,465	$153,163	$-	$20,861	$53,465	$174,024	$227,489	$(41,795)	2019
Columbus Office Portfolio	Columbus, OH	52,379	3,013	50,064	118	172	3,131	50,236	53,367	(11,161)	2019
60 State Street	Boston, MA	418,473	-	478,150	472	25,611	472	503,761	504,233	(92,208)	2020
Nashville Office	Nashville, TN	161,140	21,647	229,183	-	1,309	21,647	230,492	252,139	(40,958)	2020
Stonebridge (3 properties)	Alpharetta, GA	64,500	15,205	101,624	-	4,357	15,205	105,981	121,186	(21,875)	2021
M Campus (2 properties)	Meudon, France	120,167	40,964	184,078	3,233	3,636	44,197	187,714	231,911	(18,967)	2021
Barcelona Mediacomplex	Barcelona, Spain	73,990	29,780	120,082	3,248	16,129	33,028	136,211	169,239	(12,021)	2022

Total Office Properties		$1,011,659	$164,074	$1,316,344	$7,071	$72,075	$171,145	$1,388,419	$1,559,564	$(238,985)

Other Properties
Morningstar Self-Storage Joint Venture
Alabaster	Alabaster, AL	$14,861	$2,313	$15,843	$(1,209)	$1,253	$1,104	$17,096	$18,200	$(1,778)	2021
OKC Bethany	Bethany, OK	4,199	1,688	5,486	(71)	(40)	1,617	5,446	7,063	(635)	2021
Mountain Brook	Birmingham, AL	15,056	5,723	14,463	(3,206)	3,301	2,517	17,764	20,281	(1,937)	2021
Ladson	Charleston, SC	7,965	2,044	7,688	(1,642)	1,696	402	9,384	9,786	(964)	2021
Various Properties (3)	Charlotte, NC	30,811	9,140	40,818	(2,028)	5,918	7,112	46,736	53,848	(4,862)	2021
Bryan/College Station	College Station, TX	9,921	3,036	17,786	(102)	376	2,934	18,162	21,096	(2,003)	2021
Cornelius	Cornelius, NC	8,663	3,217	13,736	(272)	484	2,945	14,220	17,165	(1,604)	2021
OKC Edmond	Edmond, OK	4,513	2,550	5,282	(405)	(398)	2,145	4,884	7,029	(614)	2021
Flagler Village	Ft Lauderdale, FL	-	6,979	34,644	33	194	7,012	34,838	41,850	(3,306)	2022
Lake Wylie	Lake Wylie, SC	7,476	2,928	5,947	(1,051)	1,070	1,877	7,017	8,894	(771)	2021
OKC Midwest City	Midwest City, OK	6,407	1,968	9,874	5,564	(5,184)	7,532	4,690	12,222	(1,130)	2021
Mooresville	Mooresville, NC	7,825	2,602	13,388	(50)	139	2,552	13,527	16,079	(1,483)	2021
Campbell Station	Nashville, TN	11,388	4,563	12,615	1,059	(1,060)	5,622	11,555	17,177	(1,399)	2021
OKC Norman	Norman, OK	6,036	1,342	8,634	676	(229)	2,018	8,405	10,423	(956)	2021
Various Properties (5)	Oklahoma City, OK	20,673	4,977	27,249	8,198	(6,731)	13,175	20,518	33,693	(2,945)	2021
FL Mall	Orlando, FL	7,881	1,949	6,803	(103)	190	1,846	6,993	8,839	(765)	2021
Various Properties (2)	San Antonio, TX	13,694	4,380	17,399	(1,505)	1,663	2,875	19,062	21,937	(2,078)	2021
Rea	Waxhaw, NC	15,999	4,661	24,139	(1,888)	1,962	2,773	26,101	28,874	(2,727)	2021
Highway 78	Wylie, TX	7,392	3,098	10,714	(969)	1,073	2,129	11,787	13,916	(1,292)	2021

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(1)	Year Acquired
U.S. Select Service Portfolio
Hyatt Place Boulder	Boulder, CO	$18,302	$13,890	$33,673	$6	$2,704	$13,896	$36,377	$50,273	$(6,526)	2019
Exchange on Erwin - Commercial (2 properties)	Durham, NC	24,908	13,492	20,157	1	(377)	13,493	19,780	33,273	(3,262)	2019
Barlow	Chevy Chase, MD	108,159	31,902	112,291	203	7,948	32,105	120,239	152,344	(20,940)	2020
Amherst Single Family Residential Portfolio	Various	$224,817	$126,917	$202,836	$(2,569)	$7,337	$124,348	$210,173	$334,521	$(35,602)	2021 - 2022
Sunbelt Single-Family Rental Portfolio	Various	—	1,907	5,270	—	546	1,907	5,816	7,723	(1,146)	2021

Total Other Properties		$576,946	$257,266	$666,735	$(1,330)	$23,835	$255,936	$690,570	$946,506	$(100,725)

Portfolio Total		$12,018,901	$2,749,844	$15,992,892	$47,561	$459,235	$2,797,405	$16,452,127	$19,249,532	$(2,466,571)

__________

(1)
Refer to Note 2 to the Company’s consolidated financial statements for details of depreciable lives.
(2)
As of December 31, 2025, the aggregate cost basis for tax purposes was $19.7 billion.

The total included on Schedule III above does not include furniture, fixtures and equipment totaling $268.3 million and right-of-use operating lease assets of $105.2 million. Accumulated Depreciation does not include $217.7 million of accumulated depreciation related to furniture, fixtures and equipment assets. The total included on Schedule III above also does not include assets that are held-for-sale.

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) – Continued

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real Estate(1):
Balance at the beginning of year	$19,852,705	$21,061,744
Additions during the year:
Building and building improvements	255,935	137,879
Land and land improvements	45,558	24,272
Furniture, fixtures and equipment	3,041	5,534
Dispositions during the year:
Building and building improvements	(420,172)	(261,465)
Land and land improvements	(206,029)	(91,188)
Furniture, fixtures and equipment	(8,132)	(18,605)
Impairment of investments in real estate	(5,123)	(150,392)
Assets held-for-sale	—	(855,074)
Balance at the end of the year	$19,517,783	$19,852,705

Accumulated depreciation(2):
Balance at the beginning of the year	$(2,117,764)	$(1,578,637)
Accumulated depreciation, net of dispositions	(564,016)	(630,327)
Accumulated depreciation on assets held-for-sale	—	91,200
Balance at the end of the year	$(2,681,780)	$(2,117,764)

__________

(1)
Real estate includes furniture, fixtures and equipment totaling $268.3 million and $272.5 million for the years ended December 31, 2025 and 2024, respectively. Real estate excludes right-of-use operating lease assets of $105.2 million for the years ended December 31, 2025 and 2024.
(2)
Accumulated depreciation excludes amortization on right-of-use operating lease assets of $12.1 million and $9.9 million for the years ended December 31, 2025 and 2024.