Form 10-Q
period 2026-03-31
Starwood Real Estate Income Trust, Inc.
filed 2026-05-11
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2026, the registrant had the following shares outstanding: 4,597,114 shares of Class T common stock, 172,900,751 shares of Class S common stock, 24,350,492 shares of Class D common stock and 185,175,639 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$16,759,201	$16,929,132
Investment in real estate debt	940,286	915,431
Investments in unconsolidated real estate ventures	291,444	294,392
Cash and cash equivalents	211,144	200,806
Restricted cash	220,891	224,454
Other assets	321,593	353,647
Total assets	$18,744,559	$18,917,862
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$11,969,195	$11,957,210
Secured financings on investment in real estate debt, net	565,864	550,951
Unsecured line of credit	1,517,500	1,373,000
Other liabilities	400,808	433,156
Subscriptions received in advance	200	145
Due to affiliates	226,777	235,809
Total liabilities	14,680,344	14,550,271

Commitments and contingencies	—	—
Redeemable non-controlling interests	392,717	399,101

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,651,128 and 4,785,065 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	47	48
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 173,412,693 and 175,605,537 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,734	1,756
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 24,538,629 and 24,744,496 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	245	247
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 186,271,374 and 186,884,080 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,863	1,869
Additional paid-in capital	8,633,963	8,702,558
Accumulated other comprehensive income	13,797	22,499
Accumulated deficit and cumulative distributions	(5,068,956)	(4,842,847)
Total stockholders’ equity	3,582,693	3,886,130
Non-controlling interests in consolidated joint ventures	88,805	82,360
Total equity	3,671,498	3,968,490
Total liabilities and equity	$18,744,559	$18,917,862

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$385,714	$394,050
Other revenue	6,566	6,215
Total revenues	392,280	400,265
Expenses
Property operating	160,119	171,105
General and administrative	10,239	9,654
Management fees	20,427	22,766
Performance participation allocation	—	—
Depreciation and amortization	177,646	172,850
Total expenses	368,431	376,375
Other expense
Loss from unconsolidated real estate ventures	(2,927)	(1,829)
Income from investments in real estate debt, net	20,143	19,636
Net (loss) gain on dispositions of real estate	(65)	9,690
Interest expense	(172,317)	(152,227)
Loss on extinguishment of debt	(2,356)	—
Other income (expense), net	13,805	(86,734)
Total other expense	(143,717)	(211,464)
Net loss	$(119,868)	$(187,574)
Net loss attributable to non-controlling interests in consolidated joint ventures	$911	$1,079
Net loss attributable to non-controlling interests in Operating Partnership	6,103	9,315
Net loss attributable to stockholders	$(112,854)	$(177,180)
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.44)
Weighted-average shares of common stock outstanding, basic and diluted	389,628,622	400,996,211

Comprehensive loss:
Net loss	$(119,868)	$(187,574)
Other comprehensive income (loss) item:
Foreign currency translation adjustments	(8,702)	22,208
Other comprehensive (loss) income	$(8,702)	$22,208
Comprehensive loss	$(128,570)	$(165,366)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$48	$1,756	$247	$1,869	$8,702,558	$22,499	$(4,842,847)	$3,886,130	$82,360	$3,968,490
Common stock issued (transferred)	(1)	(4)	—	18	23,974	—	—	23,987	—	23,987
Offering costs, net	—	—	—	—	542	—	—	542	(127)	415
Distribution reinvestments	—	8	1	7	32,858	—	—	32,874	—	32,874
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(26)	(3)	(31)	(120,253)	—	—	(120,313)	—	(120,313)
Net loss ($6,103 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(112,854)	(112,854)	(911)	(113,765)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,320	8,320
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(837)	(837)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(113,255)	(113,255)	—	(113,255)
Other comprehensive loss	—	—	—	—	—	(8,702)	—	(8,702)	—	(8,702)
Allocation to redeemable non-controlling interest	—	—	—	—	(5,926)	—	—	(5,926)	—	(5,926)
Balance at March 31, 2026	$47	$1,734	$245	$1,863	$8,633,963	$13,797	$(5,068,956)	$3,582,693	$88,805	$3,671,498

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	(1)	—	(4)	18	31,135	—	—	31,148	—	31,148
Offering costs, net	—	—	—	—	71	—	—	71	(366)	(295)
Distribution reinvestments	—	9	1	7	37,327	—	—	37,344	—	37,344
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(16)	(2)	(22)	(87,288)	—	—	(87,328)	—	(87,328)
Net loss ($9,315 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(177,180)	(177,180)	(1,079)	(178,259)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,361	11,361
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,239)	(3,239)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(115,760)	(115,760)	—	(115,760)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208	—	22,208
Allocation to redeemable non-controlling interest	—	—	—	—	(4,102)	—	—	(4,102)	—	(4,102)
Balance at March 31, 2025	$50	$1,807	$254	$1,897	$8,909,476	$(28,548)	$(3,984,319)	$4,900,617	$71,398	$4,972,015

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(119,868)	$(187,574)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	20,427	22,766
Performance participation allocation	—	—
Depreciation and amortization	177,646	172,850
Amortization of deferred financing costs	6,058	7,197
Straight-line rent amortization	(2,899)	(1,368)
Deferred income amortization	(7,240)	(4,120)
Unrealized (gain) loss on changes in fair value of financial instruments	(41,152)	89,952
Foreign currency gain	(10,119)	(644)
Loss on extinguishment of debt	2,356	—
Amortization of restricted stock grants	210	210
Net loss (gain) on dispositions of investments in real estate	65	(9,690)
Loss from unconsolidated real estate ventures	2,927	1,829
Distributions of earnings from unconsolidated real estate ventures	21	7,550
Realized loss (gain) on derivative instruments	36,860	(1,445)
Other items	(1,877)	(2,166)
Change in assets and liabilities
Decrease in other assets	11,052	24,885
Increase (decrease) in due to affiliates	34	(2,128)
Decrease in other liabilities	(20,287)	(32,858)
Net cash provided by operating activities	54,214	85,246
Cash flows from investing activities
Proceeds from dispositions of real estate	332	1,047,404
Capital improvements to real estate	(24,128)	(31,938)
Return of capital from unconsolidated real estate ventures	—	77,842
Purchase of derivative instruments	(5,059)	(2,407)
Proceeds from derivative instruments	26,773	24,922
Net cash (used in) provided by investing activities	(2,082)	1,115,823
Cash flows from financing activities
Proceeds from issuance of common stock, net	3,205	7,053
Offering costs paid	(8,485)	(7,911)
Subscriptions received in advance	200	13,004
Repurchases of common stock	(120,313)	(87,328)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	1,931,520	74,088
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(1,759,923)	(1,137,042)
Payment of deferred financing costs	(13,589)	—
Contributions from non-controlling interests	8,320	11,361
Distributions to non-controlling interests	(837)	(3,239)
Distributions	(86,823)	(84,692)
Net cash used in financing activities	(46,725)	(1,214,706)
Effect of exchange rate changes	1,368	(3,759)
Net change in cash and cash equivalents and restricted cash	6,775	(17,396)
Cash and cash equivalents and restricted cash, beginning of the year	425,260	522,934
Cash and cash equivalents and restricted cash, end of the period	$432,035	$505,538
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$211,144	$270,366
Restricted cash	220,891	235,172
Total cash and cash equivalents and restricted cash	$432,035	$505,538
Supplemental disclosure of cash flow information:
Cash paid for interest	$190,731	$206,545
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(1,011)	$(367)
Issuance of Class I shares for payment of management fee	$20,589	$22,984
Accrued distributions	$39,653	$40,555
Distribution reinvestment	$32,874	$37,344
Allocation to redeemable non-controlling interests	$5,926	$4,102
Accrued capital expenditures	$1,594	$1,279

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

On February 4, 2026, the third public offering terminated, and the Company commenced its fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan. As of March 31, 2026, the Company had received aggregate net proceeds of $14.3 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of March 31, 2026, the Company has raised approximately $63.5 million in gross offering proceeds through the DST Program.

As of March 31, 2026, the Company owned 402 consolidated real estate properties, 877 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investment in Real Estate Debt. Financial results by segment are reported in Note 15.

2.
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reclassify realized gains and losses on derivative instruments as reflected on the Condensed Consolidated Statements of Cash Flows from “Other items” to “Realized loss (gain) on derivative instruments” for the three months ended March 31, 2025. This reclassification had no effect on the previously reported totals or subtotals included in the Condensed Consolidated Statements of Cash Flows.

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

Under the master lease agreements, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the Company evaluated the transfer of the DST properties under GAAP and concluded that the sale of the DST Properties does not qualify as a sale due to continuing involvement and the fair market value repurchase option and is, therefore, accounted for as a failed sale-leaseback transaction. As a result of this determination, the DST Properties are included in the Company’s Condensed Consolidated Balance Sheets. The master lease agreements are absolute leases, pursuant to which the master tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Properties.

As of March 31, 2026 and December 31, 2025, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties were $156.5 million and $157.8 million, respectively.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion and $0.1 billion, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of March 31, 2026 and December 31, 2025, due to certain intercompany eliminations upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments in Real Estate

Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further details of the GAAP treatment regarding the Company’s investments in real estate.

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

During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of March 31, 2026 and December 31, 2025, no properties were classified as held-for-sale.

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

Valuation of assets and liabilities measured at fair value

The Company’s investment in real estate debt is reported at fair value. The Company’s investment in real estate debt includes a loan secured by real estate, which may not have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.

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

The fair values of the Company’s financial instruments (other than investments in real estate debt, mortgage notes, secured credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of March 31, 2026.

The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$940,286	$940,286	$—	$—	$915,431	$915,431
Derivatives	—	61,969	—	61,969	—	83,223	—	83,223
Total	$—	$61,969	$940,286	$1,002,255	$—	$83,223	$915,431	$998,654

Liabilities:
Derivatives	$—	$56,422	$—	$56,422	$—	$59,520	$—	$59,520
Total	$—	$56,422	$—	$56,422	$—	$59,520	$—	$59,520

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2025	$915,431
Included in net loss
Foreign currency exchange gain	24,855
Balance as of March 31, 2026	$940,286

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$940,286	Discounted Cash Flow	Discount Rate	8.8%	Increase

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$915,431	Discounted Cash Flow	Discount Rate	8.8%	Increase

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

During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $239.4 million and $265.6 million below the outstanding principal balance, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recognized an income tax expense of ($0.7) million and ($0.4) million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $35.2 million and $35.6 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on the condensed consolidated financial statements and related disclosures.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$16,451,030	$16,452,127
Land and land improvements	2,793,271	2,797,405
Furniture, fixtures and equipment	267,446	268,251
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,616,977	19,623,013
Accumulated depreciation and amortization	(2,857,776)	(2,693,881)
Investments in real estate, net	$16,759,201	$16,929,132

__________

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended March 31, 2026, the Company sold one single-family rental unit. During the three months ended March 31, 2025, the Company sold an aggregate of $1.0 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.3 billion. During the three months ended March 31, 2025, the Company recorded $9.7 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property and 16 single-family rental units.

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	March 31, 2026	December 31, 2025
Extended Stay Portfolio	Other	July 2022	195	45%	$281,973	$285,313
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,471	9,079
Total investments in unconsolidated real estate ventures					$291,444	$294,392

The following table details the Company’s income (loss) from equity investments in unconsolidated real estate ventures ($ in thousands):

		Three Months Ended March 31,
Investments in Unconsolidated Real Estate Ventures	Segment	2026	2025
Extended Stay Portfolio	Other	$(3,319)	$(2,174)
Fort Lauderdale Hotel	Other	392	345
Total loss from unconsolidated real estate ventures		$(2,927)	$(1,829)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Intangible assets: (1)
In-place lease intangibles	$201,745	$201,062
Above-market lease intangibles	35,693	36,264
Other	35,188	35,191
Total intangible assets	272,626	272,517
Accumulated amortization:
In-place lease amortization	(101,565)	(98,526)
Above-market lease amortization	(21,064)	(20,449)
Other	(15,415)	(14,746)
Total accumulated amortization	(138,044)	(133,721)
Intangible assets, net	$134,582	$138,796
Intangible liabilities: (2)
Below-market lease intangibles	$56,566	$57,110
Total intangible liabilities	56,566	57,110
Accumulated amortization:
Below-market lease amortization	(25,843)	(24,734)
Total accumulated amortization	(25,843)	(24,734)
Intangible liabilities, net	$30,723	$32,376

__________

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2026 (remaining)	$16,689	$2,791	$2,013	$(3,491)
2027	18,217	3,085	2,684	(3,843)
2028	15,222	2,490	2,684	(3,804)
2029	12,916	2,322	2,684	(3,355)
2030	11,167	2,147	2,651	(3,517)
Thereafter	25,969	1,794	7,057	(12,713)
	$100,180	$14,629	$19,773	$(30,723)

5.
Investment in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of March 31, 2026 and December 31, 2025 ($ in thousands):

		March 31, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$940,286
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$940,286

		December 31, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$915,431
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$915,431

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

During the three months ended March 31, 2026 and 2025, the Company did not record any net realized gains or losses on its investment in real estate debt.

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of March 31, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,161,776	$3,167,322
Total fixed rate loans				3,161,776	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.95%	January 2031	N/A	8,714,858	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	May 2026	$160,378	160,378	161,140
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				8,875,236	8,851,578
Total loans secured by the Company’s properties				12,037,012	12,018,900
Deferred financing costs, net				(61,436)	(55,327)
Discount on assumed debt, net				(6,381)	(6,363)
Mortgage notes and secured credit facilities, net				$11,969,195	$11,957,210

__________

(1)
The symbol “B” refers to the relevant floating benchmark rates, which includes one-month Secured Overnight Financing Rate (“SOFR”), Federal Reserve Bank of New York (“NYFED”) 30 day SOFR, three-month Euro Interbank Offered Rate (“EURIBOR”) and three-month Norwegian Interbank Offered Rate (“NIBOR”), as applicable to each loan.
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

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of March 31, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$1,160,800
2027	1,961,432
2028	562,613
2029	193,636
2030	3,175,280
2031	701,599
Thereafter	4,281,652
Total	$12,037,012

The Company actively monitors upcoming debt maturities and capital market conditions. The Company has approximately $4.0 billion of indebtedness, including $2.2 billion related to mortgage notes, $0.2 billion related to secured credit facilities and $1.6 billion related to the Company’s unsecured line of credit (Refer to Note 8 — “Unsecured Line of Credit” for additional details), that are coming due within 12 months of issuance of the condensed consolidated financial statements. As of March 31, 2026, the Company has $211.1 million of available liquidity in cash and cash equivalents. Management plans to address upcoming debt maturities by pursuing potential strategic capital transactions and refinancing its remaining debt obligations prior to maturity. Management believes these actions are probable of being completed and that market-based alternatives will be available to support these actions and provide the necessary cash flows to meet its obligations as they come due.

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $5.0 million for leasing commissions and tenant and building improvements as of March 31, 2026.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of March 31, 2026 and December 31, 2025, respectively.

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

During February 2026, Morgan Stanley transferred and assigned a portion of its interest in the repurchase agreement to three parties, including American General Life Insurance Company, The Variable Annual Life Insurance Company, and The United States Life Insurance Company in the City of New York (collectively referred to as “Corebridge”).

For financial statement purposes, the Company does not offset its secured financings on investments in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			March 31, 2026
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$940,286	$565,864
			$940,286	$565,864

			December 31, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$915,431	$550,951
			$915,431	$550,951

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.

8.
Unsecured Line of Credit

In May 2024, the Company entered into an amendment to extend its unsecured line of credit with borrowing capacity of approximately $1.6 billion for two years, at which time the Company may request an additional one-year extension thereafter. Interest under the unsecured line of credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the unsecured line of credit is guaranteed by the Company. Please refer to Note 6 — “Mortgage Notes and Secured Credit Facilities” for management’s plans to address the upcoming debt maturity.

As of March 31, 2026 and December 31, 2025, there were approximately $1.5 billion and $1.4 billion of borrowings outstanding on the unsecured line of credit, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	March 31, 2026	December 31, 2025
Intangible assets, net	$134,582	$138,796
Receivables	94,142	95,555
Derivative instruments	61,969	83,223
Prepaid expenses	11,879	22,619
Deferred financing costs, net	8,588	9,530
Interest receivable	6,774	211
Other	3,659	3,713
Total other assets	$321,593	$353,647

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Derivative instruments	$56,422	$59,520
Accounts payable and accrued expenses	55,948	69,914
Real estate taxes payable	47,299	61,182
Tenant security deposits	47,291	46,563
Accrued interest expense	46,899	50,262
Distributions payable	39,653	39,888
Deferred tax liabilities	35,222	35,567
Intangible liabilities, net	30,723	32,376
Right-of-use liability - operating leases	12,216	12,242
Deferred income	10,358	8,950
Other taxes payable	9,468	9,019
Other	9,309	7,673
Total other liabilities	$400,808	$433,156

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	131		$8,313,654	3.8%	SOFR	1.3
Interest Rate Caps - Property debt	2		€91,537	1.0%	EURIBOR	0.8
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.3
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	1.9
Total interest rate derivatives	138			3.7%		1.3

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	81		$8,319,410	3.1%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.5
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.1
Total interest rate derivatives	88			3.0%		1.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	March 31, 2026			December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	27		€510,897	39		€531,769
Buy USD/Sell DKK Forward	4	DKK	1,135,567	6	DKK	1,156,784
Buy USD/Sell AUD Forward	16	AUD	1,823,695	15	AUD	1,807,627
Buy USD/Sell NOK Forward	9	NOK	406,300	12	NOK	410,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate derivatives	$44,956	$75,648	$—	$—
Foreign currency forward contracts	17,013	7,575	56,422	59,520
Total derivatives	$61,969	$83,223	$56,422	$59,520

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2026	2025
Interest Rate Caps - Property debt	Unrealized gain (loss)(1)	$26,442	$(68,049)
Interest Rate Swaps - Property debt	Unrealized gain (loss)(1)	2,173	(824)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	12,537	(21,079)
Foreign Currency Forward Contracts	Realized (loss) gain(1)	(3,863)	837
Interest Rate Caps - Property debt	Realized (loss) gain(1)	(32,997)	608
Total		$4,292	$(88,507)

(1)
Included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included within Income from investments in real estate debt, net and the remaining amount is included within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

11.
Equity and Redeemable Non-controlling Interests

Authorized Capital

The Company is authorized to issue preferred stock and four classes of common stock consisting of Class T shares, Class S shares, Class D shares, and Class I shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Refer to Note 2 — “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock is subject to the same economic and voting rights.

As of March 31, 2026 and December 31, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2026
	Class T	Class S	Class D	Class I	Total
December 31, 2025	4,785,065	175,605,537	24,744,496	186,884,080	392,019,178
Common stock shares issued (1)	(129,548)	(418,216)	(184)	1,757,713	1,209,765
Distribution reinvestment plan shares issued	33,093	788,407	68,095	747,464	1,637,059
Common stock shares repurchased	(37,482)	(2,563,035)	(273,778)	(3,117,883)	(5,992,178)
March 31, 2026	4,651,128	173,412,693	24,538,629	186,271,374	388,873,824

	Three Months Ended March 31, 2025
	Class T	Class S	Class D	Class I	Total
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713
Common stock shares issued (1)	(39,018)	40,661	(353,540)	1,786,932	1,435,035
Distribution reinvestment plan shares issued	34,788	867,873	74,717	739,005	1,716,383
Common stock shares repurchased	(12,022)	(1,616,541)	(200,916)	(2,188,528)	(4,018,007)
March 31, 2025	5,039,393	180,683,234	25,448,375	189,735,122	400,906,124

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

On June 6, 2025, the Company further amended its share repurchase plan such that, beginning with repurchases during the month of June 2025, the Company limits share repurchases to 0.5% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and beginning on July 1, 2025, the Company limits share repurchases to 1.5% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). As a result, the limit for the quarter ended March 31, 2026 was approximately 1.5% of the Company’s aggregate NAV (measured using the Company’s aggregate NAV attributable to stockholders as of December 31, 2025).

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

For the three months ended March 31, 2026, the Company repurchased approximately 6.0 million shares of common stock, representing a total of approximately $120.3 million. For the three months ended March 31, 2025, the Company repurchased approximately 4.0 million shares of common stock, representing a total of approximately $87.3 million.

See Note 16 for information regarding subsequent amendments to the Company’s share repurchase plan.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2026
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.3105	$0.3105	$0.3105	$0.3105
Stockholder servicing fee per share of common stock	(0.0417)	(0.0420)	(0.0121)	—
Net distributions declared per share of common stock	$0.2688	$0.2685	$0.2984	$0.3105

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2025	$258,241	$140,860	$399,101
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(3,949)	(2,154)	(6,103)
Distributions	(4,016)	(2,191)	(6,207)
Fair value allocation	3,834	2,092	5,926
Balance at March 31, 2026	$254,110	$138,607	$392,717

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(6,016)	(3,299)	(9,315)
Distributions	(4,016)	(2,202)	(6,218)
Fair value allocation	2,649	1,453	4,102
Balance at March 31, 2025	$273,489	$149,958	$423,447

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

During the three months ended March 31, 2026 and 2025, the Company incurred management fees of approximately $20.4 million and approximately $22.8 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2026, the Company issued 346,519 unregistered Class I shares to the Advisor as payment for the $6.9 million management fee accrued as of December 31, 2025. For the three months ended March 31, 2026, the Company issued 690,530 unregistered Class I shares to the Advisor as payment for the management fee incurred through February 2026 and also had a payable of approximately $6.8 million related to the management fee as of March 31, 2026, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In April 2026, the Company issued 343,930 unregistered Class I shares to the Advisor as payment for the $6.8 million management fee accrued as of March 31, 2026. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three months ended March 31, 2026 and 2025, the Company did not recognize a performance participation allocation as the return hurdles were not achieved.

Related Party Share Ownership

As of March 31, 2026, the Advisor, its employees, its affiliates, including the Company’s executive officers, and the Company’s independent directors hold an aggregate of $528.8 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares outside of its share repurchase plan, respectively.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued stockholder servicing fee	$215,428	$224,332
Performance participation allocation	—	—
Accrued management fee	6,757	6,918
Advanced operating expenses	2,980	638
Accrued affiliate service provider expenses	1,612	3,921
Total	$226,777	$235,809

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended March 31, 2026 and 2025, the Company incurred approximately $8.2 million and $7.9 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended March 31, 2026 and 2025, the amounts incurred for services provided by RFF were $0.1 million and $0.1 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended March 31, 2026 and 2025, the Company incurred approximately $1.5 million and $0.1 million, respectively, of expenses for services provided by Essex.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three months ended March 31, 2026 and 2025, the Company incurred an insignificant amount and approximately $0.1 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three ended March 31, 2026 and 2025, the Company incurred an insignificant amount of expenses relating to these services provided.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three months ended March 31, 2026 and 2025, the Company incurred approximately $0.2 million and $0.4 million of expenses for services provided from SCG STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three months ended March 31, 2026 and 2025, the amounts incurred for services provided by the SCG Southern Europe Team was $0.1 million and $0.1 million, respectively.

Advanced operating expenses

For the three months ended March 31, 2026 and 2025, the Advisor incurred approximately $4.6 million and $4.2 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally reimbursed to the Advisor one month in arrears. These amounts are primarily included in General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

DST Program expenses

During the three months ended March 31, 2026 and 2025, the Company incurred an insignificant amount of expenses in connection with the DST Program, respectively.

13.
Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of March 31, 2026 ($ in thousands):

Year	Operating Leases
2026 (remaining)	$535
2027	714
2028	714
2029	714
2030	743
2031	746
Thereafter	22,864
Total undiscounted future lease payments	27,030
Difference between undiscounted cash flows and discounted cash flows	(14,814)
Total right-of-use liabilities	$12,216

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of March 31, 2026, the weighted average remaining lease term of the Company’s operating leases was 34 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Fixed lease payments	$350,404	$360,306
Variable lease payments	35,310	33,744
Rental revenue	$385,714	$394,050

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and certain other properties as of March 31, 2026 ($ in thousands). The table excludes leases at the Company’s multifamily and certain other properties including single-family and self-storage properties, which are short term, generally 12 months or less, and are therefore not included pursuant to Accounting Standards Codification 842-20-50.

Year	Future Minimum Rents
2026 (remaining)	$192,444
2027	248,717
2028	218,473
2029	190,111
2030	159,720
2031	112,414
Thereafter	266,428
Total	$1,388,307

15.
Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Office properties, Other properties and Investments in real estate debt. The chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, interest expense, other income (expense), net, impairment of investments in real estate, net gain (loss) on dispositions of real estate, or losses on extinguishment of debt by segment.

The following table sets forth the total assets by segment ($ in thousands):

	March 31, 2026	December 31, 2025
Multifamily	$12,835,142	$12,993,713
Industrial	2,167,136	2,189,423
Office	1,572,423	1,593,352
Other properties(1)	1,174,564	1,183,005
Investments in real estate debt	940,286	915,431
Other (Corporate)	55,008	42,938
Total assets	$18,744,559	$18,917,862

__________

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$287,775	$40,692	$40,786	$16,461	$—	$385,714
Other revenue	5,310	45	46	1,165	—	6,566
Total revenues	293,085	40,737	40,832	17,626	—	392,280
Expenses:
Property operating	127,790	9,414	15,169	7,746	—	160,119
Total segment expenses	127,790	9,414	15,169	7,746	—	160,119
Loss from unconsolidated real estate ventures	—	—	—	(2,927)	—	(2,927)
Income from investments in real estate debt, net	—	—	—	—	20,143	20,143
Segment net operating income	$165,295	$31,323	$25,663	$6,953	$20,143	$249,377

General and administrative						(10,239)
Management fees						(20,427)
Depreciation and amortization						(177,646)
Net loss on dispositions of real estate						(65)
Interest expense						(172,317)
Loss on extinguishment of debt						(2,356)
Other income, net						13,805
Net loss						$(119,868)
Net loss attributable to non-controlling interests in consolidated joint ventures						911
Net loss attributable to non-controlling interests in Operating Partnership						6,103
Net loss attributable to stockholders						$(112,854)

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investments in Real Estate Debt	Total
Revenues:
Rental revenue	$296,971	$38,187	$40,704	$18,188	$—	$394,050
Other revenue	3,841	77	62	2,235	—	6,215
Total revenues	300,812	38,264	40,766	20,423	—	400,265
Expenses:
Property operating	136,115	9,647	15,606	9,737	—	171,105
Total segment expenses	136,115	9,647	15,606	9,737	—	171,105
Loss from unconsolidated real estate ventures	—	—	—	(1,829)	—	(1,829)
Income from investments in real estate debt, net	—	—	—	—	19,636	19,636
Segment net operating income	$164,697	$28,617	$25,160	$8,857	$19,636	$246,967

General and administrative						(9,654)
Management fees						(22,766)
Depreciation and amortization						(172,850)
Net gain on dispositions of real estate						9,690
Interest expense						(152,227)
Other expense, net						(86,734)
Net loss						$(187,574)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,079
Net loss attributable to non-controlling interests in Operating Partnership						9,315
Net loss attributable to stockholders						$(177,180)

16.
Subsequent Events

Financing and Capital Activity

During the period from April 1, 2026 through May 11, 2026, the Company repurchased $0.1 billion of common stock through its share repurchase plan.

During the period from April 1, 2026 through May 11, 2026, the Company received approximately $0.1 billion of net borrowings on its unsecured line of credit and its senior secured revolving credit facility.

Share Repurchase Plan

Effective April 29, 2026, the Company amended its share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Real Estate Income Trust, Inc.,” “Company,” “we,” “us,” or “our” refer to Starwood Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 20, 2026 and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

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

You should carefully review Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of May 11, 2026, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

As of March 31, 2026, we have raised approximately $63.5 million in gross offering proceeds through the DST Program.

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

We cannot assure you that we will achieve our investment objectives. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details.

Recent Developments

Portfolio Update

We own a diversified, hard-to-replicate portfolio of 598 income-producing properties valued at approximately $22.4 billion with an approximate 94% occupancy as of March 31, 2026. The portfolio is concentrated in the fastest-growing regions of the country, with approximately 71% of our value allocated to multifamily housing, a sector that is less exposed to technological disruption and risk.

The Company is among the largest owners of multifamily apartments in the United States, with more than 63,000 apartment units, including approximately 40,000 market-rate and 23,500 affordable housing units. Our portfolio is concentrated in the Sunbelt markets, including Texas and Florida, two states with no state income taxes that are benefiting from population and employment growth.

Furthermore, approximately 75% of our multifamily assets are located in the eight states projected to add over one million young adults over the next five years, while the remaining 42 states are projected to lose nearly 900,000 young adults. At our NAV, approximate basis per unit in the market-rate apartments is approximately $257K, and in the affordable units, approximately $220K, both well below replacement cost. This is important since future new construction will demand higher rents, allowing us, we hope, to increase rents.

While rents of market-rate apartments have been relatively stagnant over the past few years due to the new supply, that is now rapidly diminishing (approximately 60-70% in some of our markets), occupancy has remained strong, underscoring healthy demand in our markets. Affordability for our tenants has also improved significantly as incomes have grown while rents have remained stable, setting the sector up for renewed growth. As this remaining new supply declines, we expect rent growth to accelerate.

While we wait for revenue growth to return to this sector, we have been very busy over the past 12 months positioning the Company to have a solid balance sheet. Since the beginning of 2025, we have refinanced approximately $6.1 billion of mortgage financing and extended the average remaining term of our property-level debt to roughly five years, while lowering financing spreads by approximately 12 basis points. This longer-term financing positions us well for long-term sustainable performance.

Strategic Review

As we have shared in previous updates, the issue we are addressing is not the real estate. Rather, it is the pressure created by elevated repurchase requests, which rose quite suddenly when interest rates spiked and have remained high. Over the past several years, we have worked to balance providing liquidity with protecting long-term value. To date, we have redeemed over $5 billion of shares at NAV, funded in part by approximately $5.1 billion of dispositions.

In March 2024, we made the decision to slow property sales and wait for improved market conditions. At that time, nearly 80% of our investors had not redeemed, and it did not make sense to sell assets into a challenged market—penalizing those who remained invested in us for the benefit of those who chose to exit.

In April 2026, we implemented a set of actions that we believe are the right ones for the long term and will position the Company to deliver improved performance for all stockholders.

Comprehensive Action Plan

Distribution Adjustment

Beginning with the April 2026 distribution, we are reducing the monthly distribution paid on our common stock. We believe this continues to represent an attractive level of income, particularly given the tax-efficient nature of REIT distributions.

Share Repurchase Plan Amendment

Effective April 29, 2026, and including share repurchase requests submitted for April 2026, we are temporarily suspending repurchases, subject to a few exceptions noted below.

Taking this step now allows us to preserve the opportunity to realize better outcomes as market conditions improve. By retaining capital within the portfolio, we can better support share price stability and performance. We would also expect the war with Iran to conclude, oil prices to subside, inflation to stabilize, and for Kevin Warsh to be seated as Fed Chair, supporting a lower interest rate environment. We will reintroduce liquidity when it can be done in a consistent and sustainable way. Until then, we will honor repurchase requests (i) for accounts having a balance below $5,000 to the extent there are available funds up to a limit of $5 million per month and (ii) in connection with the death or qualifying disability of a stockholder that is a natural person to the extent there are available funds up to a limit of $5 million per month.

Pursuing Growth Opportunities

We are continuing to actively explore strategic capital raises that would support liquidity and potentially drive additional reliable NAV per share growth through new investments in other real estate sectors. We intend to complement these efforts through strategic asset sales as necessary to generate improved liquidity for our stockholders.

Our goal is straightforward: to have all stockholders benefit from improved performance, and for those seeking liquidity to do so at values that better reflect the stability of the portfolio.

Q1 2026 Highlights

Operating Results:

•
Declared monthly net distributions totaling $119.5 million for the three months ended March 31, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	5.4%	5.4%	6.1%	6.3%
Annualized Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(1.1%)	(1.0%)	(0.4%)	(0.2%)
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	4.5%	4.5%	4.8%	5.2%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	4.0%	4.0%	4.6%	N/A

Financing Activity:

•
Refinanced and closed an aggregate of $1.7 billion in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of March 31, 2026:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of March 31, 2026:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of March 31, 2026 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the three months ended March 31, 2026	Percentage of Segment Revenue
Multifamily	271	63,233 units	95%	$15,361,300	$293,085	75%
Industrial	81	15.79 sq. ft.	91%	2,707,581	40,737	10%
Office	20	3.90 sq. ft.	91%	1,539,487	40,832	10%
Other Properties(3)(4)	30	N/A (5)	N/A	932,300	17,626	5%
Total	402			$20,540,668	$392,280	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of March 31, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of March 31, 2026.
(2)
Based on fair value as of March 31, 2026.
(3)
Includes a 100% interest in a subsidiary with 19 single-family rental units and a 95% interest in a consolidated joint venture with 858 single-family rental units. These are excluded from the number of consolidated properties count.
(4)
Excludes our investments in unconsolidated real estate ventures.
(5)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 150 keys at our consolidated hospitality property and 877 single-family rental units.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of March 31, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,258
Industrial(2)	$8.37
Office(2)	$34.96

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the three months ended March 31, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the three months ended March 31, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	97%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	95%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	47%	570	94%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	91%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	96%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	91%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	92%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	47%	264	98%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	97%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	95%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	96%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	95%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	96%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	96%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	95%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	97%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,444	95%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	94%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	93%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	94%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	94%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	92%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	94%
Total Multifamily	271				63,233
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	65%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	75%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	91%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.38	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	100%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.79
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	82%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	87%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	100%
60 State Street	1	Boston, MA	March 2020	100%	0.91	96%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	95%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	97%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	1	Boulder, CO	January 2019	100%	150	69%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	67%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	86%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	858	94%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	19	95%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.94	85%
Extended Stay Portfolio (5)	195	Various	July 2022	45%	24,802	88%
Total Other Properties	226				N/A (4)

Total Investment Properties	598

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
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of March 31, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of March 31, 2026. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended March 31, 2026.
(3)
Held through our DST Program as of March 31, 2026. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profit interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
(4)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 25,188 keys at our hospitality and extended stay properties and 877 single-family rental units.
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

During the three months ended March 31, 2026 and 2025, we did not recognize any impairments on our investments in real estate.

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

During the three months ended March 31, 2026 and 2025, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of March 31, 2026 ($ in thousands):

		March 31, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$940,286
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$940,286

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

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of March 31, 2026 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2026	$17,071	5%	$5,896	2%	$813	0%	$23,780	7%
2027	28,598	9%	9,392	3%	1,333	0%	39,323	12%
2028	24,422	8%	14,332	5%	1,179	0%	39,933	13%
2029	17,298	5%	8,857	3%	6,837	2%	32,992	10%
2030	17,960	6%	19,989	6%	1,727	1%	39,676	13%
2031	11,587	4%	33,520	11%	847	0%	45,954	15%
2032	10,737	3%	10,395	3%	4,294	1%	25,426	7%
2033	11,561	4%	14,497	5%	2,238	1%	28,296	10%
2034	2,124	1%	5,976	2%	422	0%	8,522	3%
2035	823	0%	947	0%	492	0%	2,262	0%
Thereafter	4,005	1%	23,329	7%	2,842	2%	30,176	10%
Total	$146,186	46%	$147,130	47%	$23,024	7%	$316,340	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of March 31, 2026, approximately 1% of our industrial portfolio square footage and approximately 15% of our office portfolio square footage is subject to early termination provisions. Approximately 52% of our office portfolio that is subject to these early termination provisions have early termination dates prior to January 1, 2030.

During the three months ended March 31, 2026, there were no tenants who exercised early lease termination provisions across our industrial and office properties. During the year ended December 31, 2025, three tenants exercised early lease termination provisions, impacting 34,202 square feet across our industrial and office properties, which represents approximately 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$
Revenues
Rental revenue	$385,714	$394,050	$(8,336)
Other revenue	6,566	6,215	351
Total revenues	392,280	400,265	(7,985)
Expenses
Property operating	160,119	171,105	(10,986)
General and administrative	10,239	9,654	585
Management fees	20,427	22,766	(2,339)
Performance participation allocation	—	—	—
Depreciation and amortization	177,646	172,850	4,796
Total expenses	368,431	376,375	(7,944)
Other expense
Loss from unconsolidated real estate ventures	(2,927)	(1,829)	(1,098)
Income from investments in real estate debt, net	20,143	19,636	507
Net (loss) gain on dispositions of real estate	(65)	9,690	(9,755)
Interest expense	(172,317)	(152,227)	(20,090)
Loss on extinguishment of debt	(2,356)	—	(2,356)
Other income (expense), net	13,805	(86,734)	100,539
Total other expense	(143,717)	(211,464)	67,747
Net loss	(119,868)	(187,574)	67,706
Net loss attributable to non-controlling interests in consolidated joint ventures	911	1,079	(168)
Net loss attributable to non-controlling interests in Operating Partnership	6,103	9,315	(3,212)
Net loss attributable to stockholders	$(112,854)	$(177,180)	$64,326

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended March 31, 2026 and 2025, rental revenue was $385.7 million and $394.1 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the year ended December 31, 2025.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended March 31, 2026 and 2025, other revenue was $6.6 million and $6.2 million, respectively, resulting in a year over year increase of approximately $0.4 million, driven by an increase in other revenue at our multifamily properties, partially offset by a reduction in other revenue at our hospitality properties due to an asset sale during the three months ended March 31, 2025.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2026 and 2025, property operating expenses were $160.1 million and $171.1 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended March 31, 2026, general and administrative expenses increased $0.6 million compared to the three months ended March 31, 2025 primarily due to an increase in legal and other professional fee expenses associated with property-level refinancings.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2026 and 2025, management fees were $20.4 million and $22.8 million, respectively. The decrease was primarily driven by the reduction in our average NAV from March 31, 2025 to March 31, 2026.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended March 31, 2026 and 2025, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended March 31, 2026 and 2025, we did not recognize any impairments on our investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2026 and 2025, depreciation and amortization expenses were $177.6 million and $172.9 million, respectively. The increase in depreciation expense was driven by an increase in depreciation expense on our multifamily properties during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Expense

During the three months ended March 31, 2026 and 2025, loss from unconsolidated real estate ventures was ($2.9) million and ($1.8) million, respectively, driven by lower property net operating income on one of our unconsolidated real estate venture investments.

During the three months ended March 31, 2026 and 2025, income from investments in real estate debt, net was $20.1 million and $19.6 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily attributable to an increase in interest income on our one floating-rate term loan investment.

During the three months ended March 31, 2026, we recorded ($0.1) million of net losses from the disposition of one single-family rental unit. During the three months ended March 31, 2025, we recorded $9.7 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, and 16 single-family rental units.

During the three months ended March 31, 2026 and 2025, interest expense was $172.3 million and $152.2 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investments in real estate debt. The increase was primarily driven by an increase in interest expense of $17.0 million on our mortgage notes and an increase in interest expense of $1.8 million on our unsecured line of credit during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

During the three months ended March 31, 2026, the loss on extinguishment of debt was ($2.4) million as a result of refinancing activities. During the three months ended March 31, 2025 there were no losses on extinguishment of debt recorded.

During the three months ended March 31, 2026 and 2025, other income (expense), net was $13.8 million and ($86.7) million, respectively. These results were primarily driven by unrealized gains relating to the changes in the fair value of our interest rate caps and swaps of $28.6 million during the three months ended March 31, 2026, compared to unrealized losses of ($68.9) million during the three months ended March 31, 2025. These results were also driven by unrealized gains relating to the changes in the fair value of our foreign exchange market forwards of $12.5 million during the three months ended March 31, 2026, compared to unrealized losses of ($21.1) million during the three months ended March 31, 2025. These results were partially offset by realized losses of ($33.0) million relating to the settlement of certain interest rate caps during the three months ended March 31, 2026, compared to $0.6 million of realized gains recognized during the three months ended March 31, 2025. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to stockholders	$(112,854)	$(177,180)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	177,646	172,850
Investment in unconsolidated real estate ventures – depreciation and amortization	13,169	12,461
Net loss (gain) on dispositions of real estate	65	(9,690)
Amount attributable to non-controlling interests for above adjustments	(1,207)	(840)
FFO attributable to stockholders	76,819	(2,399)
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(2,899)	(1,368)
Deferred income amortization (1)	(7,066)	(3,800)
Amortization of above- and below-market lease intangibles, net	(174)	(320)
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	(41,152)	89,952
Foreign currency gain	(10,119)	(644)
Non-cash performance participation allocation	—	—
Amortization of deferred financing costs	6,058	7,197
Loss on extinguishment of debt	2,356	—
Amortization of restricted stock awards	210	210
Amount attributable to non-controlling interests for above adjustments	(201)	(439)
AFFO attributable to stockholders	$23,832	$88,389

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

For more information on our NAV calculation and valuation guidelines, please refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2025. Please also refer to Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented, for additional disclosure relating to material trends or uncertainties that may impact our NAV and our business.

The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ and shares/units in thousands):

Components of NAV	March 31, 2026
Investments in real estate	$20,937,275
Investment in real estate debt	943,107
Cash and cash equivalents	211,144
Restricted cash	220,642
Other assets	124,296
Debt obligations	(11,797,601)
Secured financings on investments in real estate debt	(565,864)
Subscriptions received in advance	(200)
Other liabilities	(1,884,033)
Performance participation accrual	—
Management fee payable	(6,757)
Accrued stockholder servicing fees(1)	(2,662)
Non-controlling interests in consolidated joint ventures	(121,971)
Net asset value	$8,057,376
Number of outstanding shares/units	408,864

__________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2026, we have accrued under GAAP $215.4 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,436,930	$92,218	$476,130	$3,659,381	$392,717	$8,057,376
Number of outstanding shares/units	173,413	4,651	24,539	186,271	19,990	408,864
NAV Per Share/Unit as of March 31, 2026	$19.82	$19.83	$19.40	$19.65	$19.65

__________

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2026 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.9%	5.5%
Industrial	7.3%	5.8%
Office	8.0%	6.8%
Other	8.3%	6.7%

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+3.0%	+2.8%	+2.4%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.3)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2026
Total stockholders’ equity under GAAP	$3,582,693
Redeemable non-controlling interests	392,717
Total partners’ capital of Operating Partnership	3,975,410
Adjustments:
Accrued stockholder servicing fee	212,766
Unrealized net real estate and real estate debt appreciation	561,097
Accumulated depreciation and amortization	3,308,103
NAV	$8,057,376

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•
Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, for further details of the GAAP treatment regarding the stockholder servicing fee. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis

•
Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, secured credit facilities, secured financings on investments in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our condensed consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.3105 per share for the three months ended March 31, 2026. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2026:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2026	$0.0890	$0.0890	$0.0993	$0.1035
February 28, 2026	0.0906	0.0904	0.0997	0.1035
March 31, 2026	0.0892	0.0891	0.0994	0.1035
Total	$0.2688	$0.2685	$0.2984	$0.3105

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$89,066	75%	$87,159	71%
Reinvested in shares	30,396	25%	34,819	29%
Total distributions	$119,462	100%	$121,978	100%

Sources of Distributions
Cash flows from operating activities(1)	$54,214	45%	$121,978	100%
Cash flows from investing activities(2)	1,877	2	—	—
Offering proceeds(3)	63,371	53	—	—
Total sources of distributions	$119,462	100%	$121,978	100%

Cash flows from operating activities	$54,214		$85,246
Funds from operations(4)	$76,819		$(2,399)

__________

(1)
As of March 31, 2025, our inception to date cash flows from operating activities funded 100% of our distributions.
(2)
Certain cash flows from interest rate derivatives, classified as cash flows from investing activities, have funded a portion of our distributions.
(3)
Offering proceeds represents distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)
See “Funds from Operations and Adjusted Funds from Operations” above for a description of FFO and a reconciliation of GAAP net loss attributable to stockholders to FFO.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of March 31, 2026 ($ in thousands):

March 31, 2026
Cash and cash equivalents	$211,144
Available borrowings on undrawn unsecured line of credit	32,500
Available borrowings on undrawn senior secured revolving credit facility	150,000
Total available liquidity and capital resources	$393,644

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures, to pay debt service on the outstanding indebtedness we incur, and to repay principal on outstanding indebtedness as it comes due. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (when earned and to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses. Since October 2022, share repurchase requests from our stockholders have exceeded the limits of our share repurchase plan. In April 2026, we amended our share repurchase plan to further limit repurchases and reduced distributions paid on our common stock. For further discussion, see “Recent Developments” above.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and our investment in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through March 31, 2026, our distributions have been primarily funded from cash flows from operating activities in addition to certain cash flows from interest rate derivatives, classified as cash flows from investing activities. In addition, for the three months ended March 31, 2026 and 2025, we have repurchased $0.1 billion and $0.1 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of March 31, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,161,776	$3,167,322
Total fixed rate loans				3,161,776	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.95%	January 2031	N/A	8,714,858	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	May 2026	$160,378	160,378	161,140
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	—	—
Total variable rate loans				8,875,236	8,851,578
Total loans secured by the Company’s properties				12,037,012	12,018,900

Secured financings on investments in real estate debt	BBSY + 2.65%	June 2030	$565,864	565,864	550,951
Unsecured line of credit(6)	B + 2.50%	May 2027	$1,550,000	1,517,500	1,373,000
Total Indebtedness				$14,120,376	$13,942,851

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

Effective April 29, 2026, we amended our share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

Pursuant to the terms of the amended share repurchase plan described above, during the month of April 2026, we repurchased approximately $4.8 million of common stock under our share repurchase plan, which represented all repurchase requests for such period made upon the death or qualifying disability of a stockholder and for accounts having a balance below $5,000.

During the period from April 1, 2026 through May 11, 2026, we received approximately $0.1 billion of net borrowings on our unsecured line of credit and our senior secured revolving credit facility.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows provided by operating activities	$54,214	$85,246
Cash flows (used in) provided by investing activities	(2,082)	1,115,823
Cash flows used in financing activities	(46,725)	(1,214,706)
Effect of exchange rate changes	1,368	(3,759)
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,775	$(17,396)

Cash flows provided by operating activities decreased by approximately $31.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease is primarily attributable to a reduction in property operating income as a result of asset sales during the three months ended March 31, 2025.

Cash flows provided by investing activities decreased by approximately $1.1 billion during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to approximately $1.0 billion in proceeds from dispositions of real estate during the three months ended March 31, 2025.

Cash flows used in financing activities decreased by approximately $1.2 billion during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $1.2 billion decrease in net borrowings on our mortgage notes as a result of the repayment of property-level financing associated with asset sales during the three months ended March 31, 2025. This was offset by additional net borrowings on our unsecured line of credit during the three months ended March 31, 2026.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Refer to “Critical Accounting Policies”, as reflected in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, for further descriptions of such accounting policies.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including the ongoing conflicts in the Middle East and Ukraine), have resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investments in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financings on investments in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $11.0 billion.

Certain of our mortgage loans and secured financings on investments in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $8.7 billion as of March 31, 2026 to hedge the risk of increasing interest rates. For the three months ended March 31, 2026, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $2.1 million net of the impact of our interest rate caps and swaps.

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

Investments in Real Estate Debt

As of March 31, 2026, we held a $0.9 billion investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2026, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investments in real estate debt of $0.2 million.

We may also be exposed to market risk with respect to our investment in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investment in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investment may fluctuate, thus the amount we will realize upon any sale of our investment is unknown. As of March 31, 2026, the fair value at which we may sell our investment in real estate debt is not known, but a 10% change in the fair value of our investment in real estate debt may result in an unrealized gain or loss of $94.0 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance are repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. Under our share repurchase plan as last amended in April 2026, we repurchase requests made upon the death or qualifying disability of a stockholder and repurchase requests made for accounts having a balance below $5,000 to the extent there are available funds up to a limit of $5 million per month.

Your ability to have your shares repurchased through our share repurchase plan is limited to repurchases resulting from death or qualifying disability and for accounts having a balance below $5,000. We may choose to repurchase fewer shares than have been requested to be repurchased or no shares in our discretion at any time, and the amount of shares we may repurchase is subject to a monthly limit of $5 million. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

Effective April 29, 2026, we amended our share repurchase plan such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above. Since October 2022, repurchase requests have consistently exceeded the applicable monthly and quarterly limits of our share repurchase plan and may continue to exceed the limits of our share repurchase plan in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds are allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

The vast majority of our assets consist of properties that generally cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Since historical repurchase requests, in our judgment, placed an undue burden on our liquidity, adversely affected our operations or risked an adverse impact on us as a whole, and we determined that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, we amended our share repurchase plan in April 2026 as set forth above. We are not required to reinstate the historical limits of our share repurchase plan (monthly limit of 2% of NAV and quarterly limit of 5% of NAV) at any time and the current terms of our share repurchase plan may continue indefinitely. In addition, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

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

In addition, stockholders have and may continue to seek to repurchase some or all of the shares of our common stock that they hold. A significant volume of repurchase requests in a given period has in the past and may in the future cause requests to exceed the monthly and quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period. However, under our amended share repurchase plan, we may repurchase requests only made upon the death or qualifying disability of a stockholder and repurchase requests made for accounts having a balance below $5,000 to the extent there are available funds up to a limit of $5 million per month.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended March 31, 2026, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 690,530 unregistered Class I shares to the Advisor in satisfaction of the management fee for January 2026 and February 2026. Additionally, we issued 343,930 unregistered Class I shares to the Advisor in April 2026 in satisfaction of the March 2026 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

Effective April 29, 2026, we amended our share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

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

During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares	Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)	per Share	or Programs	Plans or Programs (2)
January 2026(3)	2,054,897	$20.25	2,054,897	—
February 2026(3)	1,967,018	20.03	1,967,018	—
March 2026(3)	1,970,263	19.91	1,970,263	—
Total	5,992,178	$20.07	5,992,178	—

__________

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Under the share repurchase plan, we were authorized to repurchase up to an aggregate of $117.8 million of Class T, Class S, Class D and Class I shares based on our December 31, 2025 NAV in the first quarter of 2026. Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter. Shares repurchased were submitted by our stockholders in the prior month and honored in the current month.
(2)
Share repurchases are funded through a combination of available cash on hand, sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In each of January, February and March 2026, we received repurchase requests in excess of the applicable monthly or quarterly repurchase limitation. As per the terms of our share repurchase plan, we honored all repurchase requests for each of January, February and March 2026 on a pro rata basis up to the applicable monthly or quarterly repurchase limitation following certain repurchases that receive priority. As such, approximately 3% of each stockholder’s January 2026 repurchase request was satisfied, approximately 3% of each stockholder’s February 2026 repurchase request was satisfied and approximately 3% of each stockholder’s March 2026 repurchase requested was satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Independent Director Restricted Share Plan

Effective May 8, 2026, our board of directors adopted the Amended and Restated Independent Director Restricted Share Plan to increase the aggregate number of shares reserved and available for issuance pursuant to awards granted thereunder to 400,000.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on April 9, 2025 and incorporated herein by reference)

10.1*	Amended and Restated Independent Director Restricted Share Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

May 11, 2026	/s/ Nora Creedon
Date	Nora Creedon
Chief Executive Officer, President, and Director (Principal Executive Officer)

May 11, 2026	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)