Form 10-Q
period 2026-06-30
Starwood Real Estate Income Trust, Inc.
filed 2026-08-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 12, 2026, the registrant had the following shares outstanding: 4,443,910 shares of Class T common stock, 172,566,188 shares of Class S common stock, 24,362,624 shares of Class D common stock and 187,489,288 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$16,605,904	$16,929,132
Investment in real estate debt	948,779	915,431
Investments in unconsolidated real estate ventures	281,793	294,392
Cash and cash equivalents	207,304	200,806
Restricted cash	241,059	224,454
Other assets	319,717	353,647
Total assets	$18,604,556	$18,917,862
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$12,020,099	$11,957,210
Secured financings on investment in real estate debt, net	572,391	550,951
Unsecured line of credit	1,550,000	1,373,000
Other liabilities	436,558	433,156
Subscriptions received in advance	—	145
Due to affiliates	219,583	235,809
Total liabilities	14,798,631	14,550,271

Commitments and contingencies	—	—
Redeemable non-controlling interests	390,121	399,101

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,500,558 and 4,785,065 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	45	48
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 172,727,901 and 175,605,537 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,727	1,756
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 24,345,076 and 24,744,496 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	243	247
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 186,461,302 and 186,884,080 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,865	1,869
Additional paid-in capital	8,606,880	8,702,558
Accumulated other comprehensive income	10,815	22,499
Accumulated deficit and cumulative distributions	(5,294,957)	(4,842,847)
Total stockholders’ equity	3,326,618	3,886,130
Non-controlling interests in consolidated joint ventures	89,186	82,360
Total equity	3,415,804	3,968,490
Total liabilities and equity	$18,604,556	$18,917,862

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$390,016	$386,801	$775,730	$780,851
Other revenue	7,938	7,734	14,504	13,949
Total revenues	397,954	394,535	790,234	794,800
Expenses
Property operating	165,147	166,879	325,266	337,984
General and administrative	9,634	9,027	19,873	18,681
Management fees	20,073	22,178	40,500	44,944
Performance participation allocation	—	—	—	—
Depreciation and amortization	177,347	173,654	354,993	346,504
Total expenses	372,201	371,738	740,632	748,113
Other expense
Loss from unconsolidated real estate ventures	(2,876)	(4,525)	(5,803)	(6,354)
Income from investment in real estate debt, net	22,225	18,494	42,368	38,130
Net (loss) gain on dispositions of real estate	(958)	14,087	(1,023)	23,777
Interest expense	(182,826)	(150,891)	(355,143)	(303,118)
Loss on extinguishment of debt	(1,775)	—	(4,131)	—
Other (expense) income, net	(12,569)	(105,292)	1,236	(192,026)
Total other expense	(178,779)	(228,127)	(322,496)	(439,591)
Net loss	$(153,026)	$(205,330)	$(272,894)	$(392,904)
Net loss attributable to non-controlling interests in consolidated joint ventures	$937	$1,204	$1,848	$2,283
Net loss attributable to non-controlling interests in Operating Partnership	7,853	10,229	13,956	19,544
Net loss attributable to stockholders	$(144,236)	$(193,897)	$(257,090)	$(371,077)
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.49)	$(0.66)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	387,210,745	399,564,483	388,413,005	400,276,392

Comprehensive loss:
Net loss	$(153,026)	$(205,330)	$(272,894)	$(392,904)
Other comprehensive (loss) income item:
Foreign currency translation adjustments	(2,982)	47,535	(11,684)	69,743
Other comprehensive (loss) income	$(2,982)	$47,535	$(11,684)	$69,743
Comprehensive loss	$(156,008)	$(157,795)	$(284,578)	$(323,161)

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2026	$47	$1,734	$245	$1,863	$8,633,963	$13,797	$(5,068,956)	$3,582,693	$88,805	$3,671,498
Common stock issued (transferred)	(2)	(2)	(2)	17	22,770	—	—	22,781	—	22,781
Offering costs, net	—	—	—	—	(483)	—	—	(483)	(44)	(527)
Distribution reinvestments	—	6	1	6	25,429	—	—	25,442	—	25,442
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(11)	(1)	(21)	(65,134)	—	—	(65,167)	—	(65,167)
Net loss ($7,853 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(144,236)	(144,236)	(937)	(145,173)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,876	2,876
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,514)	(1,514)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(81,765)	(81,765)	—	(81,765)
Other comprehensive loss	—	—	—	—	—	(2,982)	—	(2,982)	—	(2,982)
Allocation to redeemable non-controlling interest	—	—	—	—	(9,875)	—	—	(9,875)	—	(9,875)
Balance at June 30, 2026	$45	$1,727	$243	$1,865	$8,606,880	$10,815	$(5,294,957)	$3,326,618	$89,186	$3,415,804

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2025	$50	$1,807	$254	$1,897	$8,909,476	$(28,548)	$(3,984,319)	$4,900,617	$71,398	$4,972,015
Common stock issued (transferred)	—	(2)	—	23	39,903	—	—	39,924	—	39,924
Offering costs, net	—	—	—	—	(343)	—	—	(343)	(293)	(636)
Distribution reinvestments	—	8	—	8	36,566	—	—	36,582	—	36,582
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(17)	(2)	(35)	(114,750)	—	—	(114,804)	—	(114,804)
Net loss ($10,229 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(193,897)	(193,897)	(1,204)	(195,101)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,199	10,199
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(913)	(913)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(115,506)	(115,506)	—	(115,506)
Other comprehensive income	—	—	—	—	—	47,535	—	47,535	—	47,535
Allocation to redeemable non-controlling interest	—	—	—	—	(11,932)	—	—	(11,932)	—	(11,932)
Balance at June 30, 2025	$50	$1,796	$252	$1,893	$8,859,130	$18,987	$(4,293,722)	$4,588,386	$79,187	$4,667,573

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$48	$1,756	$247	$1,869	$8,702,558	$22,499	$(4,842,847)	$3,886,130	$82,360	$3,968,490
Common stock issued (transferred)	(3)	(6)	(2)	34	46,745	—	—	46,768	—	46,768
Offering costs, net	—	—	—	—	59	—	—	59	(171)	(112)
Distribution reinvestments	1	14	2	14	58,285	—	—	58,316	—	58,316
Amortization of restricted stock grants	—	—	—	—	420	—	—	420	—	420
Common stock repurchased	(1)	(37)	(4)	(52)	(185,386)	—	—	(185,480)	—	(185,480)
Net loss ($13,956 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(257,090)	(257,090)	(1,848)	(258,938)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,196	11,196
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,351)	(2,351)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(195,020)	(195,020)	—	(195,020)
Other comprehensive loss	—	—	—	—	—	(11,684)	—	(11,684)	—	(11,684)
Allocation to redeemable non-controlling interest	—	—	—	—	(15,801)	—	—	(15,801)	—	(15,801)
Balance at June 30, 2026	$45	$1,727	$243	$1,865	$8,606,880	$10,815	$(5,294,957)	$3,326,618	$89,186	$3,415,804

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	(1)	(2)	(4)	41	71,038	—	—	71,072	—	71,072
Offering costs, net	—	—	—	—	(272)	—	—	(272)	(659)	(931)
Distribution reinvestments	—	17	1	15	73,893	—	—	73,926	—	73,926
Amortization of restricted stock grants	—	—	—	—	420	—	—	420	—	420
Common stock repurchased	—	(33)	(4)	(57)	(202,038)	—	—	(202,132)	—	(202,132)
Net loss ($19,544 allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(371,077)	(371,077)	(2,283)	(373,360)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	21,560	21,560
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,152)	(4,152)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(231,266)	(231,266)	—	(231,266)
Other comprehensive income	—	—	—	—	—	69,743	—	69,743	—	69,743
Allocation to redeemable non-controlling interest	—	—	—	—	(16,034)	—	—	(16,034)	—	(16,034)
Balance at June 30, 2025	$50	$1,796	$252	$1,893	$8,859,130	$18,987	$(4,293,722)	$4,588,386	$79,187	$4,667,573

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(272,894)	$(392,904)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	40,500	44,944
Performance participation allocation	—	—
Depreciation and amortization	354,993	346,504
Amortization of deferred financing costs	12,438	17,258
Straight-line rent amortization	(2,460)	(3,102)
Deferred income amortization	(10,859)	(10,907)
Unrealized (gain) loss on changes in fair value of financial instruments	(24,661)	213,922
Foreign currency gain	(14,912)	(20,769)
Loss on extinguishment of debt	4,131	—
Amortization of restricted stock grants	420	420
Net loss (gain) on dispositions of investments in real estate	1,023	(23,777)
Loss from unconsolidated real estate ventures	5,803	6,354
Distributions of earnings from unconsolidated real estate ventures	6,796	14,441
Realized loss (gain) on derivative instruments	36,860	(1,445)
Other items	(4,141)	(2,123)
Change in assets and liabilities
Decrease in other assets	13,556	23,715
Increase (decrease) in due to affiliates	565	(3,003)
Increase (decrease) in other liabilities	13,094	(11,836)
Net cash provided by operating activities	160,252	197,692
Cash flows from investing activities
Proceeds from dispositions of real estate	332	1,179,815
Capital improvements to real estate	(53,136)	(67,894)
Return of capital from unconsolidated real estate ventures	—	77,842
Proceeds from paydown of principal and settlement of investment in real estate debt	2,385	—
Purchase of derivative instruments	(7,126)	(6,692)
Proceeds from derivative instruments	27,678	30,005
Net cash (used in) provided by investing activities	(29,867)	1,213,076
Cash flows from financing activities
Proceeds from issuance of common stock, net	5,875	24,689
Offering costs paid	(16,655)	(17,940)
Subscriptions received in advance	—	1,251
Repurchases of common stock	(185,480)	(202,132)
Borrowings from mortgage notes, secured credit facilities and unsecured line of credit	2,062,366	216,510
Repayments of mortgage notes, secured credit facilities and unsecured line of credit	(1,806,435)	(1,386,311)
Borrowings under secured financings on investment in real estate debt	—	290,332
Repayments under secured financings on investment in real estate debt	—	(245,590)
Payment of deferred financing costs	(17,793)	—
Contributions from non-controlling interests	11,196	21,560
Distributions to non-controlling interests	(2,351)	(4,152)
Distributions	(158,543)	(169,828)
Net cash used in financing activities	(107,820)	(1,471,611)
Effect of exchange rate changes	538	3,346
Net change in cash and cash equivalents and restricted cash	23,103	(57,497)
Cash and cash equivalents and restricted cash, beginning of the year	425,260	522,934
Cash and cash equivalents and restricted cash, end of the period	$448,363	$465,437
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$207,304	$240,173
Restricted cash	241,059	225,264
Total cash and cash equivalents and restricted cash	$448,363	$465,437
Supplemental disclosure of cash flow information:
Cash paid for interest	$370,145	$405,174
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$(822)	$(673)
Issuance of Class I shares for payment of management fee	$40,730	$45,270
Accrued distributions	$28,874	$40,562
Distribution reinvestment	$58,316	$73,926
Allocation to redeemable non-controlling interests	$15,801	$16,034
Deferred transaction offering costs	$3,988	$—
Accrued capital expenditures	$1,086	$2,945

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

On February 4, 2026, the third public offering terminated, and the Company commenced its fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan. As of June 30, 2026, the Company had received aggregate net proceeds of $14.3 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of June 30, 2026, the Company has raised approximately $66.2 million in gross offering proceeds through the DST Program.

As of June 30, 2026, the Company owned 402 consolidated real estate properties, 877 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investment in Real Estate Debt. Financial results by segment are reported in Note 15.

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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reclassify realized gains and losses on derivative instruments as reflected on the Condensed Consolidated Statements of Cash Flows from “Other items” to “Realized loss (gain) on derivative instruments” for the six months ended June 30, 2025. This reclassification had no effect on the previously reported totals or subtotals included in the Condensed Consolidated Statements of Cash Flows.

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

As of June 30, 2026 and December 31, 2025, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties were $155.1 million and $157.8 million, respectively.

The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements. As of June 30, 2026 and December 31, 2025, the total liabilities of the Company’s consolidated VIEs, excluding the Operating Partnership, were $0.1 billion and $0.1 billion, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets. There were no assets of the Company’s consolidated VIEs as of June 30, 2026 and December 31, 2025, due to certain intercompany eliminations upon consolidation.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges on investments in real estate.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of June 30, 2026 and December 31, 2025, no properties were classified as held-for-sale.

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

The fair values of the Company’s financial instruments (other than investment in real estate debt, mortgage notes, secured credit facilities, unsecured line of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of June 30, 2026.

The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$948,779	$948,779	$—	$—	$915,431	$915,431
Derivatives	—	65,444	—	65,444	—	83,223	—	83,223
Total	$—	$65,444	$948,779	$1,014,223	$—	$83,223	$915,431	$998,654

Liabilities:
Derivatives	$—	$74,370	$—	$74,370	$—	$59,520	$—	$59,520
Total	$—	$74,370	$—	$74,370	$—	$59,520	$—	$59,520

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in Real Estate Debt
Balance as of December 31, 2025	$915,431
Loan repayments	(2,385)
Included in net loss
Foreign currency remeasurement	35,733
Balance as of June 30, 2026	$948,779

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$948,779	Discounted Cash Flow	Discount Rate	9.3%	Increase

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$915,431	Discounted Cash Flow	Discount Rate	8.8%	Increase

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

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges on investments in real estate.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $241.8 million and $265.6 million below the outstanding principal balance, respectively.

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

For the three and six months ended June 30, 2026, the Company recognized an income tax expense of ($0.3) million and ($1.0) million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2025, the Company recognized an income tax expense of ($0.7) million and ($1.1) million, respectively, within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $34.9 million and $35.6 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on the condensed consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which amends Accounting Standards Codification (“ASC”) 270, Interim Reporting (“ASC 270”). The amendments are intended to improve the navigability and clarity of the interim reporting guidance within ASC 270 and to clarify when that guidance is applicable. ASU 2025-11 does not expand or reduce existing interim disclosure requirements, but rather, it reorganizes and clarifies current requirements, including by adding a disclosure principle for material events occurring after the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$16,462,622	$16,452,127
Land and land improvements	2,777,824	2,797,405
Furniture, fixtures and equipment	267,838	268,251
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,613,514	19,623,013
Accumulated depreciation and amortization	(3,007,610)	(2,693,881)
Investments in real estate, net	$16,605,904	$16,929,132

__________

(1)
Refer to Note 14 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended June 30, 2026, the Company did not sell any investments in real estate. The Company recorded net losses of ($1.0) million during the three months ended June 30, 2026 on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of the Company’s properties. No proceeds were received in connection with these retirements. During the six months ended June 30, 2026, the Company sold one single-family rental unit, generating total net cash proceeds, net of mortgage repayments, of approximately $0.1 million. During the six months ended June 30, 2026, the Company recorded net losses of ($1.0) million, consisting of losses on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of the Company’s properties and a net loss on the disposition of one single-family rental unit. No proceeds were received in connection with the furniture, fixtures and equipment retirements.

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

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	June 30, 2026	December 31, 2025
Extended Stay Portfolio	Other	July 2022	195	45%	$272,712	$285,313
Fort Lauderdale Hotel	Other	March 2019	1	43%	9,081	9,079
Total investments in unconsolidated real estate ventures					$281,793	$294,392

The following table details the Company’s loss from equity investments in unconsolidated real estate ventures ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Investments in Unconsolidated Real Estate Ventures	Segment	2026	2025	2026	2025
Extended Stay Portfolio	Other	$(2,763)	$(4,255)	$(6,082)	$(6,429)
Fort Lauderdale Hotel	Other	(113)	(270)	279	75
Total loss from unconsolidated real estate ventures		$(2,876)	$(4,525)	$(5,803)	$(6,354)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets: (1)
In-place lease intangibles	$195,399	$201,062
Above-market lease intangibles	34,704	36,264
Other	35,186	35,191
Total intangible assets	265,289	272,517
Accumulated amortization:
In-place lease amortization	(100,654)	(98,526)
Above-market lease amortization	(21,224)	(20,449)
Other	(16,085)	(14,746)
Total accumulated amortization	(137,963)	(133,721)
Intangible assets, net	$127,326	$138,796
Intangible liabilities: (2)
Below-market lease intangibles	$53,660	$57,110
Total intangible liabilities	53,660	57,110
Accumulated amortization:
Below-market lease amortization	(24,630)	(24,734)
Total accumulated amortization	(24,630)	(24,734)
Intangible liabilities, net	$29,030	$32,376

__________

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2026 (remaining)	$10,848	$1,687	$1,342	$(2,103)
2027	18,479	3,064	2,684	(3,832)
2028	15,351	2,466	2,684	(3,461)
2029	13,141	2,299	2,684	(3,338)
2030	11,220	2,183	2,650	(3,459)
2031	6,961	718	2,602	(2,997)
Thereafter	18,745	1,063	4,455	(9,840)
	$94,745	$13,480	$19,101	$(29,030)

5.
Investment in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of June 30, 2026 and December 31, 2025 ($ in thousands):

		June 30, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$954,492	$948,779
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$954,492	$948,779

		December 31, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$915,431
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$915,431

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

During the three and six months ended June 30, 2026, the Company received principal repayments of $2.4 million on its investment in real estate debt. During the three and six months ended June 30, 2026 and 2025, the Company did not record any net realized gains or losses on its investment in real estate debt.

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of June 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,158,891	$3,167,322
Total fixed rate loans				3,158,891	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.95%	February 2031	N/A	8,711,064	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	June 2027	$150,300	150,300	161,140
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	63,500	—
Total variable rate loans				8,924,864	8,851,578
Total loans secured by the Company’s properties				12,083,755	12,018,900
Deferred financing costs, net				(57,260)	(55,327)
Discount on assumed debt, net				(6,396)	(6,363)
Mortgage notes and secured credit facilities, net				$12,020,099	$11,957,210

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

In July 2024, the Company entered into a senior secured revolving credit facility agreement with a total borrowing capacity of $150.0 million. Interest under the senior secured revolving credit facility is determined based on one-month U.S. dollar denominated SOFR plus 2.50%.

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of June 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$995,949
2027	1,876,469
2028	580,541
2029	474,755
2030	3,177,360
2031	700,844
Thereafter	4,277,837
Total	$12,083,755

The Company actively monitors upcoming debt maturities and capital market conditions. Subsequent to June 30, 2026, the Company completed a strategic capital transaction and used the proceeds to repay and refinance a portion of its outstanding indebtedness including the repayment in full and retirement of its senior secured revolving credit facility and the partial repayment and refinancing of its unsecured line of credit. Refer to Note 16 — “Subsequent Events” for additional details.

The Company has approximately $1.7 billion of indebtedness, including approximately $1.5 billion related to mortgage notes and approximately $0.2 billion related to secured credit facilities, that are coming due within 12 months of issuance of the unaudited condensed consolidated financial statements. As of June 30, 2026, the Company has $207.3 million of available liquidity in cash and cash equivalents. Management plans to continue to address upcoming debt maturities by pursuing potential strategic capital transactions and refinancing its remaining debt obligations prior to maturity. Management believes these actions are probable of being completed and that market-based alternatives will be available to support these actions and provide the necessary cash flows to meet its obligations as they come due.

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $3.9 million for leasing commissions and tenant and building improvements as of June 30, 2026.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of June 30, 2026 and December 31, 2025, respectively.

7.
Secured Financings on Investment in Real Estate Debt

Secured financings on investment in real estate debt are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a secured financing on investment in real estate debt operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, the Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a secured financing on investment in real estate debt, the Company is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then-prevailing financing rate.

Interest rates on these borrowings are determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

The fair value of financial instruments pledged as collateral on the Company’s secured financings on investment in real estate debt disclosed in the tables below represents the Company’s fair value of such instruments, which may differ from the fair value assigned to the collateral by its counterparties.

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

During June 2025, the Company refinanced its secured financings on investment in real estate debt through a series of transactions. The Company amended its repurchase agreement with Morgan Stanley and entered into a repurchase agreement with Barclays Bank PLC (“Barclays”), (Morgan Stanley and Barclays, collectively referred to as “Syndicated RA II”). As a result of the amendment to the repurchase agreement with Morgan Stanley, the Company increased the facility size by AUD 174.0 million to AUD 553.5 million and extended the maturity date from June 2027 to June 2030. The repurchase agreement with Barclays has a facility size of AUD 272.7 million and a maturity date of June 2030. The Company terminated its repurchase agreements with NZ Super and BAWAG. As a result of these transactions, the Company reduced the weighted average spread over the relevant benchmark rate (BBSY) from 2.82% to 2.65%.

During February 2026, Morgan Stanley transferred and assigned a portion of its interest in the repurchase agreement to three parties, including American General Life Insurance Company, The Variable Annual Life Insurance Company, and The United States Life Insurance Company in the City of New York (collectively referred to as “Corebridge”).

For financial statement purposes, the Company does not offset its secured financings on investment in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			June 30, 2026
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$948,779	$572,391
			$948,779	$572,391

			December 31, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$915,431	$550,951
			$915,431	$550,951

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.

8.
Unsecured Line of Credit

In May 2024, the Company entered into an amendment to extend its unsecured line of credit with borrowing capacity of approximately $1.6 billion for two years. In March 2026, the Company exercised its one-year extension option, extending the maturity of the unsecured line of credit to May 2027. Interest under the unsecured line of credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%. The repayment of the unsecured line of credit is guaranteed by the Company. Please refer to Note 6 — “Mortgage Notes and Secured Credit Facilities” for management’s plans to address the upcoming debt maturity.

As of June 30, 2026 and December 31, 2025, there were approximately $1.6 billion and $1.4 billion of borrowings outstanding on the unsecured line of credit, respectively. See Note 16 — “Subsequent Events” for information regarding the partial repayment and refinancing of the unsecured line of credit subsequent to June 30, 2026.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets, net	$127,326	$138,796
Receivables	93,186	95,555
Derivative instruments	65,444	83,223
Prepaid expenses	15,369	22,619
Deferred financing costs, net	8,685	9,530
Deferred transaction offering costs	5,851	—
Interest receivable	237	211
Other	3,619	3,713
Total other assets	$319,717	$353,647

The following table summarizes the components of Other liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Derivative instruments	$74,370	$59,520
Real estate taxes payable	66,120	61,182
Accounts payable and accrued expenses	62,527	69,914
Accrued interest expense	52,710	50,262
Tenant security deposits	48,082	46,563
Deferred tax liabilities	34,931	35,567
Intangible liabilities, net	29,030	32,376
Distributions payable	28,874	39,888
Right-of-use liability - operating leases	12,195	12,242
Other taxes payable	9,727	9,019
Deferred income	8,940	8,950
Other	9,052	7,673
Total other liabilities	$436,558	$433,156

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	133		$8,481,986	3.9%	SOFR	1.2
Interest Rate Caps - Property debt	2		€91,537	1.0%	EURIBOR	0.6
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.1
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	1.6
Total interest rate derivatives	140			3.8%		1.2

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	81		$8,319,410	3.1%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.5
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.1
Total interest rate derivatives	88			3.0%		1.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	June 30, 2026			December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Buy USD/Sell EUR Forward	31		€514,795	39		€531,769
Buy USD/Sell DKK Forward	4	DKK	1,135,567	6	DKK	1,156,784
Buy USD/Sell AUD Forward	19	AUD	1,869,253	15	AUD	1,807,627
Buy USD/Sell NOK Forward	10	NOK	418,300	12	NOK	410,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate derivatives	$39,506	$75,648	$—	$—
Foreign currency forward contracts	25,938	7,575	74,370	59,520
Total derivatives	$65,444	$83,223	$74,370	$59,520

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2026	2025
Interest Rate Caps - Property debt	Unrealized loss(1)	$(6,422)	$(46,415)
Interest Rate Swaps - Property debt	Unrealized loss(1)	(1,045)	(1,729)
Foreign Currency Forward Contracts	Unrealized loss(2)	(9,024)	(74,681)
Total		$(16,491)	$(122,825)

		For the Six Months Ended June 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2026	2025
Interest Rate Caps - Property debt	Unrealized gain (loss)(1)	$20,020	$(114,464)
Interest Rate Swaps - Property debt	Unrealized gain (loss)(1)	1,128	(2,553)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	3,513	(95,760)
Foreign Currency Forward Contracts	Realized (loss) gain(1)	(3,863)	837
Interest Rate Caps - Property debt	Realized (loss) gain(1)	(32,997)	608
Total		$(12,199)	$(211,332)

(1)
Included in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)
A portion of this amount is included within Income from investment in real estate debt, net and the remaining amount is included within Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

As of June 30, 2026 and December 31, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2026
	Class T	Class S	Class D	Class I	Total
March 31, 2026	4,651,128	173,412,693	24,538,629	186,271,374	388,873,824
Common stock shares issued (1)	(150,907)	(210,805)	(153,273)	1,680,483	1,165,498
Distribution reinvestment plan shares issued	25,894	602,694	49,973	609,118	1,287,679
Common stock shares repurchased	(25,557)	(1,076,681)	(90,253)	(2,099,673)	(3,292,164)
June 30, 2026	4,500,558	172,727,901	24,345,076	186,461,302	388,034,837

	Three Months Ended June 30, 2025
	Class T	Class S	Class D	Class I	Total
March 31, 2025	5,039,393	180,683,234	25,448,375	189,735,122	400,906,124
Common stock shares issued (1)	(70,744)	(267,710)	(70,403)	2,295,246	1,886,389
Distribution reinvestment plan shares issued	34,588	854,629	72,575	753,287	1,715,079
Common stock shares repurchased	(10,771)	(1,685,622)	(204,804)	(3,495,120)	(5,396,317)
June 30, 2025	4,992,466	179,584,531	25,245,743	189,288,535	399,111,275

__________

(1)
Includes exchanges between share classes.

	Six Months Ended June 30, 2026
	Class T	Class S	Class D	Class I	Total
December 31, 2025	4,785,065	175,605,537	24,744,496	186,884,080	392,019,178
Common stock shares issued (1)	(280,455)	(629,020)	(153,456)	3,438,197	2,375,266
Distribution reinvestment plan shares issued	58,987	1,391,101	118,067	1,356,582	2,924,737
Common stock shares repurchased	(63,039)	(3,639,717)	(364,031)	(5,217,557)	(9,284,344)
June 30, 2026	4,500,558	172,727,901	24,345,076	186,461,302	388,034,837

	Six Months Ended June 30, 2025
	Class T	Class S	Class D	Class I	Total
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713
Common stock shares issued (1)	(109,762)	(227,049)	(423,944)	4,082,177	3,321,422
Distribution reinvestment plan shares issued	69,376	1,722,501	147,292	1,492,292	3,431,461
Common stock shares repurchased	(22,793)	(3,302,162)	(405,719)	(5,683,647)	(9,414,321)
June 30, 2025	4,992,466	179,584,531	25,245,743	189,288,535	399,111,275

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

On April 29, 2026, the Company further amended its share repurchase plan such that, beginning with repurchases submitted during the month of April 2026, (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

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

For the three months ended June 30, 2026, the Company repurchased approximately 3.3 million shares of common stock, representing a total of approximately $65.2 million. For the three months ended June 30, 2025, the Company repurchased approximately 5.4 million shares of common stock, representing a total of approximately $114.8 million. For the six months ended June 30, 2026, the Company repurchased approximately 9.3 million shares of common stock, representing a total of approximately $185.5 million. For the six months ended June 30, 2025, the Company repurchased approximately 9.4 million shares of common stock, representing a total of approximately $202.1 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2026
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.2310	$0.2310	$0.2310	$0.2310
Stockholder servicing fee per share of common stock	(0.0417)	(0.0419)	(0.0121)	—
Net distributions declared per share of common stock	$0.1893	$0.1891	$0.2189	$0.2310

	Six Months Ended June 30, 2026
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.5415	$0.5415	$0.5415	$0.5415
Stockholder servicing fee per share of common stock	(0.0834)	(0.0839)	(0.0242)	—
Net distributions declared per share of common stock	$0.4581	$0.4576	$0.5173	$0.5415

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

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner and third-party Operating Partnership unitholders for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2025	$258,241	$140,860	$399,101
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(9,031)	(4,925)	(13,956)
Distributions	(7,004)	(3,821)	(10,825)
Fair value allocation	10,225	5,576	15,801
Balance at June 30, 2026	$252,431	$137,690	$390,121

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
GAAP loss allocation	(12,623)	(6,921)	(19,544)
Distributions	(8,033)	(4,404)	(12,437)
Fair value allocation	10,356	5,678	16,034
Balance at June 30, 2025	$270,572	$148,359	$418,931

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

During the three months ended June 30, 2026 and 2025, the Company incurred management fees of approximately $20.1 million and approximately $22.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred management fees of approximately $40.5 million and approximately $44.9 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2026, the Company issued 346,519 unregistered Class I shares to the Advisor as payment for the $6.9 million management fee accrued as of December 31, 2025. For the six months ended June 30, 2026, the Company issued 1,718,503 unregistered Class I shares to the Advisor as payment for the management fee incurred through May 2026 and also had a payable of approximately $6.7 million related to the management fee as of June 30, 2026, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In July 2026, the Company issued 342,721 unregistered Class I shares to the Advisor as payment for the $6.7 million management fee accrued as of June 30, 2026. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize a performance participation allocation as the return hurdles were not achieved.

Related Party Share Ownership

As of June 30, 2026, the Advisor, its employees, its affiliates, including the Company’s executive officers, and the Company’s independent directors hold an aggregate of $526.6 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

During the three and six months ended June 30, 2026, the Company repurchased 941,662 Class I shares, held by the Advisor for total consideration of $18.6 million. During the three and six months ended June 30, 2025, the Company repurchased 1,342,416 Class I shares, held by the Advisor for total consideration of $28.6 million.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$207,770	$224,332
Performance participation allocation	—	—
Accrued management fee	6,688	6,918
Accrued affiliate service provider expenses	3,444	3,921
Advanced operating expenses	1,681	638
Total	$219,583	$235,809

Accrued stockholder servicing fee

The Company accrues the full amount of the future stockholder servicing fees payable to the Starwood Capital, L.L.C. (the “Dealer Manager”) for Class T shares, Class S shares, and Class D shares up to the 8.75% limit at the time such shares are sold. The Dealer Manager has entered into agreements with the participating broker dealers distributing the Company’s shares in the public offerings, which provide, among other things, for the re-allowance of the full amount or a significant portion of the selling commissions and dealer manager fees and all or a significant portion of the stockholder servicing fees received by the Dealer Manager to such participating broker dealers.

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended June 30, 2026 and 2025, the Company incurred approximately $8.3 million and $8.2 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred approximately $16.6 million and $16.1 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended June 30, 2026 and 2025, the amounts incurred for services provided by RFF were approximately $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2026 and 2025, the amounts incurred for services provided by RFF were approximately $0.2 million and $0.2 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended June 30, 2026 and 2025, the Company incurred approximately $0.1 million and $0.1 million of expenses for services provided by Essex, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred approximately $1.6 million and $0.2 million of expenses for services provided by Essex, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three and six months ended June 30, 2026, the Company incurred an insignificant amount and approximately $0.1 million of expenses from Starwood Retail Partners, respectively. During the three and six months ended June 30, 2025, the Company incurred approximately $0.2 million and $0.2 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and six months ended June 30, 2026, the Company did not incur expenses relating to these services provided. During the three months ended June 30, 2025, the Company did not incur expenses relating to these services provided. During the six months ended June 30, 2025, the Company incurred an insignificant amount of expenses relating to these services provided.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and six months ended June 30, 2026, the Company incurred approximately $0.1 million and $0.3 million of expenses for services provided from STR Management Co, LLC, respectively. During the three and six months ended June 30, 2025, the Company incurred approximately $0.3 million and $0.6 million of expenses for services provided from STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and six months ended June 30, 2026, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2025, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.1 million, respectively.

Advanced operating expenses

For the three months ended June 30, 2026 and 2025, the Advisor incurred approximately $2.4 million and $2.5 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the six months ended June 30, 2026 and 2025, the Advisor incurred approximately $7.0 million and $6.7 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally reimbursed to the Advisor one month in arrears. These amounts are primarily included in General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

DST Program expenses

During the three and six months ended June 30, 2026, the Company incurred an insignificant amount of expenses in connection with the DST Program, respectively. During the three and six months ended June 30, 2025, the Company incurred an insignificant amount of expenses in connection with the DST Program, respectively.

13.
Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table presents the future lease payments due under the Company’s ground leases as of June 30, 2026 ($ in thousands):

Year	Operating Leases
2026 (remaining)	$357
2027	714
2028	714
2029	714
2030	743
2031	746
Thereafter	22,863
Total undiscounted future lease payments	26,851
Difference between undiscounted cash flows and discounted cash flows	(14,656)
Total right-of-use liabilities	$12,195

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of June 30, 2026, the weighted average remaining lease term of the Company’s operating leases was 34 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$356,030	$351,565	$706,434	$711,871
Variable lease payments	33,986	35,236	69,296	68,980
Rental revenue	$390,016	$386,801	$775,730	$780,851

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and certain other properties as of June 30, 2026 ($ in thousands). The table excludes leases at the Company’s multifamily and certain other properties including single-family and self-storage properties, which are short term, generally 12 months or less, and are therefore not included pursuant to Accounting Standards Codification 842-20-50.

Year	Future Minimum Rents
2026 (remaining)	$125,429
2027	251,289
2028	221,106
2029	194,944
2030	166,156
2031	117,703
Thereafter	302,990
Total	$1,379,617

15.
Segment Reporting

The Company operates in five reportable segments: Multifamily properties, Industrial properties, Office properties, Other properties and Investment in real estate debt. The chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer, who manages the Company, including allocating resources and evaluating results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company allocates resources and evaluates results based on the performance of each segment individually. All property revenue and property operating expenses are disaggregated by operating segment. The CODM does not evaluate general and administrative expenses, management fee expenses, depreciation and amortization expense, interest expense, other income (expense), net, impairment of investments in real estate, net gain (loss) on dispositions of real estate, or losses on extinguishment of debt by segment.

The following table sets forth the total assets by segment ($ in thousands):

	June 30, 2026	December 31, 2025
Multifamily	$12,722,760	$12,993,713
Industrial	2,140,539	2,189,423
Office	1,560,406	1,593,352
Other properties(1)	1,158,587	1,183,005
Investment in real estate debt	948,779	915,431
Other (Corporate)	73,485	42,938
Total assets	$18,604,556	$18,917,862

__________

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$291,704	$39,470	$41,762	$17,080	$—	$390,016
Other revenue	5,598	48	96	2,196	—	7,938
Total revenues	297,302	39,518	41,858	19,276	—	397,954
Expenses:
Property operating	132,703	9,316	14,549	8,579	—	165,147
Total segment expenses	132,703	9,316	14,549	8,579	—	165,147
Loss from unconsolidated real estate ventures	—	—	—	(2,876)	—	(2,876)
Income from investment in real estate debt, net	—	—	—	—	22,225	22,225
Segment net operating income	$164,599	$30,202	$27,309	$7,821	$22,225	$252,156

General and administrative						(9,634)
Management fees						(20,073)
Depreciation and amortization						(177,347)
Net loss on dispositions of real estate						(958)
Interest expense						(182,826)
Loss on extinguishment of debt						(1,775)
Other expense, net						(12,569)
Net loss						$(153,026)
Net loss attributable to non-controlling interests in consolidated joint ventures						937
Net loss attributable to non-controlling interests in Operating Partnership						7,853
Net loss attributable to stockholders						$(144,236)

The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$288,662	$37,719	$42,015	$18,405	$—	$386,801
Other revenue	4,022	23	57	3,632	—	7,734
Total revenues	292,684	37,742	42,072	22,037	—	394,535
Expenses:
Property operating	133,529	7,786	15,710	9,854	—	166,879
Total segment expenses	133,529	7,786	15,710	9,854	—	166,879
Loss from unconsolidated real estate ventures	—	—	—	(4,525)	—	(4,525)
Income from investment in real estate debt, net	—	—	—	—	18,494	18,494
Segment net operating income	$159,155	$29,956	$26,362	$7,658	$18,494	$241,625

General and administrative						(9,027)
Management fees						(22,178)
Depreciation and amortization						(173,654)
Net gain on dispositions of real estate						14,087
Interest expense						(150,891)
Other expense, net						(105,292)
Net loss						$(205,330)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,204
Net loss attributable to non-controlling interests in Operating Partnership						10,229
Net loss attributable to stockholders						$(193,897)

The following table sets forth the financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$579,479	$80,162	$82,548	$33,541	$—	$775,730
Other revenue	10,908	93	142	3,361	—	14,504
Total revenues	590,387	80,255	82,690	36,902	—	790,234
Expenses:
Property operating	260,493	18,730	29,718	16,325	—	325,266
Total segment expenses	260,493	18,730	29,718	16,325	—	325,266
Loss from unconsolidated real estate ventures	—	—	—	(5,803)	—	(5,803)
Income from investment in real estate debt, net	—	—	—	—	42,368	42,368
Segment net operating income	$329,894	$61,525	$52,972	$14,774	$42,368	$501,533

General and administrative						(19,873)
Management fees						(40,500)
Depreciation and amortization						(354,993)
Net loss on dispositions of real estate						(1,023)
Interest expense						(355,143)
Loss on extinguishment of debt						(4,131)
Other income, net						1,236
Net loss						$(272,894)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,848
Net loss attributable to non-controlling interests in Operating Partnership						13,956
Net loss attributable to stockholders						$(257,090)

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$585,633	$75,906	$82,719	$36,593	$—	$780,851
Other revenue	7,863	100	119	5,867	—	13,949
Total revenues	593,496	76,006	82,838	42,460	—	794,800
Expenses:
Property operating	269,644	17,433	31,316	19,591	—	337,984
Total segment expenses	269,644	17,433	31,316	19,591	—	337,984
Loss from unconsolidated real estate ventures	—	—	—	(6,354)	—	(6,354)
Income from investment in real estate debt, net	—	—	—	—	38,130	38,130
Segment net operating income	$323,852	$58,573	$51,522	$16,515	$38,130	$488,592

General and administrative						(18,681)
Management fees						(44,944)
Depreciation and amortization						(346,504)
Net gain on dispositions of real estate						23,777
Interest expense						(303,118)
Other expense, net						(192,026)
Net loss						$(392,904)
Net loss attributable to non-controlling interests in consolidated joint ventures						2,283
Net loss attributable to non-controlling interests in Operating Partnership						19,544
Net loss attributable to stockholders						$(371,077)

16.
Subsequent Events

Financing and Capital Activity

Formation of Apollo Joint Venture. On August 3, 2026 (the “Closing Date”), the Company consummated a transaction with funds managed by and affiliates of Apollo Global Management (“Apollo”) to form a joint venture structured as a Delaware limited liability company (the “Joint Venture”) that will own, operate and manage a portfolio consisting of approximately 120 of the Company’s affordable housing properties located in the United States (the “Transaction”). Apollo made a $1.02 billion high-grade investment in the Joint Venture in exchange for Class B Common Units representing 41.5% of the equity interests in the Joint Venture. The Company holds Class A Common Units representing 58.5% of the equity interests in the Joint Venture and retains full asset management responsibility and operational control of the portfolio.

Proceeds from the Transaction will be used to repay a significant portion of the Company’s credit facilities, immediately reducing interest expense and improving operating cash flow. The Transaction is a critical step in the Company’s broader plan to improve liquidity, enhance stockholder returns and position the Company for long-term performance.

Under the terms of the Joint Venture agreement, the Company will make distributions of a portion of available cash generated by the portfolio to Apollo. The Company will guarantee Apollo receives distributions that would result in an annual minimum yield on Apollo’s investment in the Joint Venture, which is investment-grade rated. The annual minimum yield increases over time, and the payment of such yield will be the responsibility of the Company.

The Company has a call option to redeem Apollo’s interest in the Joint Venture, exercisable at certain times. If exercised between the fifth and 10th anniversary of the Closing Date, the call price will be calculated to ensure a capped IRR of 7% to Apollo. The longer Apollo remains in the Joint Venture, additional financial obligations will be imposed on the Company.

The Company concluded that the Joint Venture does not meet the definition of a business under ASC 805, Business Combinations and will consolidate the Joint Venture as its primary beneficiary under ASC 810, Consolidation, classifying Apollo’s interest as a redeemable noncontrolling interest, with no gain or loss recognized on formation. Since the transaction closed after June 30, 2026, it is not reflected in the accompanying condensed consolidated financial statements.

Repayment and Refinancing of Indebtedness. The Company used the Transaction proceeds to repay a significant portion of its indebtedness. The Company repaid in full and retired its senior secured revolving credit facility ($81.5 million outstanding prior to the Closing Date) and repaid approximately $876.0 million of borrowings under, and refinanced, its unsecured line of credit. In the refinancing, approximately $1.35 billion of commitments were extended to a new four-year term (maturing August 2030) with a one-year extension option at the Company’s election and converted from an unsecured to a secured basis. Approximately $200 million of commitments held by two existing lenders were not extended and mature in May 2027. See Note 8 — “Unsecured Line of Credit.”

Property Level Refinancings. During the period from July 1, 2026 through August 12, 2026, the Company refinanced and closed an aggregate of approximately $1.2 billion in property-level financing.

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

As of August 12, 2026, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

As of June 30, 2026, we have raised approximately $66.2 million in gross offering proceeds through the DST Program.

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

Recent Developments

Portfolio Update

During the second quarter of 2026, we completed a comprehensive strategic review of the Company and began implementing a multi-step action plan designed to strengthen our financial position, improve liquidity and position the portfolio for long-term performance. Throughout our review, we remained focused on protecting the long-term value of the portfolio for all stockholders. Given the continued challenges in the transaction market, we determined that broad asset sales were not the appropriate path to rebuilding liquidity. Accordingly, in April 2026, we suspended our share repurchase program to preserve liquidity and help protect net asset value for all stockholders, and reduced our monthly distribution to better align the distribution rate with the portfolio's current income.

Subsequent to quarter-end, on August 3, 2026, we closed on a $1.02 billion strategic partnership with Apollo Global Management, pursuant to which Apollo acquired a 41.5% non-controlling interest in a newly formed joint venture that indirectly owns approximately 120 of our affordable housing properties. We retained a 58.5% ownership interest, full operational control of the properties and a call option to repurchase Apollo's interest beginning in the fifth year following closing, subject to the terms of the transaction. The transaction was completed at the current net asset value of the contributed portfolio. The proceeds are expected to be used primarily to repay a significant portion of our corporate revolving credit facility, which had been utilized to fund stockholder repurchases and support distributions during a period of elevated redemption activity and challenging capital markets. Repaying this borrowing with long-term equity capital is expected to immediately reduce interest expense, improve operating cash flow and lower leverage.

In addition, we completed a five-year extension of our corporate revolving credit facility and, since the beginning of 2025, refinanced approximately $6.5 billion of property-level mortgage debt, extending the average remaining term of our property-level debt to approximately five years while lowering financing spreads. Collectively, these actions have substantially addressed our near-term debt maturities, reduced refinancing risk, lowered leverage and enhanced our financial flexibility.

Operationally, we are encouraged by what we are seeing across our portfolio. We built SREIT for the long-term, with 90% of its assets invested in affordable and market-rate apartments, logistics assets, self-storage properties, and real estate loans. These are strong sectors that we believe can weather economic cycles and technological change. We intentionally invested in growth markets primarily in the Sunbelt states of the U.S. As of June 30, 2026, occupancy remained strong at 94% across our 598-property portfolio, and the supply pressures that have weighed on our market-rate apartment portfolio are beginning to ease. While it is still early, we are seeing encouraging signs that fundamentals are improving, with leasing trends moving in the right direction and conditions beginning to support a recovery in rent growth. Meanwhile, our operating teams at the property level continue to drive efficiencies and embrace new technology, all to drive stronger performance for our investors.

We remain focused on pursuing additional equity capital and strategic partnerships while continuing to evaluate selective asset sales where they create value for stockholders. As liquidity is rebuilt, we expect to invest in compelling opportunities that we believe will enhance the portfolio's performance and growth prospects. We intend to reinstate the share repurchase program when we believe it can be done in a sustainable manner and in the best interests of all stockholders.

Q2 2026 Highlights

Operating Results:

•
Declared monthly net distributions totaling $86.4 million for the three months ended June 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	3.9%	3.8%	4.5%	4.7%
Annualized Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	0.1%	0.1%	0.7%	0.9%
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	4.4%	4.3%	4.7%	5.1%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	3.9%	3.9%	4.5%	N/A

Financing Activity:

•
Refinanced and closed an aggregate of $168.6 million in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of June 30, 2026:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of June 30, 2026:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of June 30, 2026 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the six months ended June 30, 2026	Percentage of Segment Revenue
Multifamily	271	63,233 units	95%	$15,401,300	$590,387	75%
Industrial	81	15.79 sq. ft.	90%	2,695,701	80,255	10%
Office	20	3.90 sq. ft.	91%	1,535,261	82,690	10%
Other Properties(3)(4)	30	N/A (5)	N/A	933,200	36,902	5%
Total	402			$20,565,462	$790,234	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of June 30, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2026.
(2)
Based on fair value as of June 30, 2026.
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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of June 30, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,268
Industrial(2)	$8.64
Office(2)	$34.83

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the six months ended June 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the six months ended June 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of June 30, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Multifamily Portfolio	4	Jacksonville/Naples, FL	January 2019	100%	1,150	96%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	95%
Cascades Apartments(3)	1	Charlotte, NC	October 2019	45%	570	95%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	81%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio	22	Various	Various 2020	100%	4,384	92%
Florida Affordable Housing Portfolio II	4	Jacksonville, FL	October 2020	100%	958	95%
Mid-Atlantic Affordable Housing Portfolio	28	Various	October 2020	100%	3,660	96%
Kalina Way(3)	1	Salt Lake City, UT	December 2020	45%	264	95%
Southeast Affordable Housing Portfolio II	9	DC, FL, GA, MD, SC, VA	May 2021	100%	1,642	95%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	94%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	94%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	94%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	97%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	96%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	95%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	95%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	94%
Florida Affordable Housing Portfolio III	16	Various	November 2021	100%	2,660	97%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,444	94%
National Affordable Housing Portfolio	17	Various	December 2021	100%	3,264	94%
Phoenix Affordable Housing Portfolio	7	Phoenix, AZ	April/May 2022	100%	1,462	92%
Mid-Atlantic Affordable Housing Portfolio II	8	DC, GA	April 2022	100%	1,449	93%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	95%
Florida Affordable Housing Portfolio IV	9	Various, FL	June/July 2022	100%	2,054	93%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	94%
Total Multifamily	271				63,233
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	65%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	75%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	92%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.38	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	94%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.79
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	85%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	87%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	93%
60 State Street	1	Boston, MA	March 2020	100%	0.91	95%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	95%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	97%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	1	Boulder, CO	January 2019	100%	150	70%
Fort Lauderdale Hotel (5)	1	Fort Lauderdale, FL	March 2019	43%	236	67%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	86%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	858	92%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	19	84%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.94	86%
Extended Stay Portfolio (5)	195	Various	July 2022	45%	24,802	85%
Total Other Properties	226				N/A (4)

Total Investment Properties	598

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
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of June 30, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2026. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended June 30, 2026.
(3)
Held through our DST Program as of June 30, 2026. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profit interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
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

During the three and six months ended June 30, 2026 and 2025, we did not recognize any impairments on our investments in real estate.

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

During the three and six months ended June 30, 2026 and 2025, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of June 30, 2026 ($ in thousands):

		June 30, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$954,492	$948,779
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$954,492	$948,779

(1)
The symbol “BBSY” refers to the relevant benchmark rate, which is three-month BBSY.
(2)
Maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time. During June 2025, we extended the loan term by three years to June 2030. During the three and six months ended June 30, 2026, we received principal repayments of $2.4 million on our investment in real estate debt.

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of June 30, 2026 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2026	$11,958	4%	$3,368	1%	$410	0%	$15,736	5%
2027	27,086	9%	8,983	3%	1,630	1%	37,699	13%
2028	22,404	7%	13,685	4%	1,183	0%	37,272	11%
2029	18,345	6%	7,933	3%	6,872	2%	33,150	11%
2030	18,682	6%	20,105	7%	1,730	1%	40,517	14%
2031	11,739	4%	33,560	11%	851	0%	46,150	15%
2032	10,287	3%	10,392	3%	4,294	1%	24,973	7%
2033	11,222	4%	14,448	5%	2,243	1%	27,913	10%
2034	2,124	1%	6,086	2%	434	0%	8,644	3%
2035	823	0%	1,748	1%	492	0%	3,063	1%
Thereafter	3,992	1%	23,978	8%	2,826	1%	30,796	10%
Total	$138,662	45%	$144,286	48%	$22,965	7%	$305,913	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of June 30, 2026, approximately 1% of our industrial portfolio square footage and approximately 15% of our office portfolio square footage is subject to early termination provisions. Approximately 64% of our office portfolio that is subject to these early termination provisions has early termination dates prior to January 1, 2030.

During the six months ended June 30, 2026, one tenant exercised early lease termination provisions, impacting 2,637 square feet across our industrial and office properties, which represents an insignificant percentage of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2025, three tenants exercised early lease termination provisions, impacting 34,202 square feet across our industrial and office properties, which represents approximately 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$
Revenues
Rental revenue	$390,016	$386,801	$3,215
Other revenue	7,938	7,734	204
Total revenues	397,954	394,535	3,419
Expenses
Property operating	165,147	166,879	(1,732)
General and administrative	9,634	9,027	607
Management fees	20,073	22,178	(2,105)
Performance participation allocation	—	—	—
Depreciation and amortization	177,347	173,654	3,693
Total expenses	372,201	371,738	463
Other expense
Loss from unconsolidated real estate ventures	(2,876)	(4,525)	1,649
Income from investment in real estate debt, net	22,225	18,494	3,731
Net (loss) gain on dispositions of real estate	(958)	14,087	(15,045)
Interest expense	(182,826)	(150,891)	(31,935)
Loss on extinguishment of debt	(1,775)	—	(1,775)
Other expense, net	(12,569)	(105,292)	92,723
Total other expense	(178,779)	(228,127)	49,348
Net loss	(153,026)	(205,330)	52,304
Net loss attributable to non-controlling interests in consolidated joint ventures	937	1,204	(267)
Net loss attributable to non-controlling interests in Operating Partnership	7,853	10,229	(2,376)
Net loss attributable to stockholders	$(144,236)	$(193,897)	$49,661

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended June 30, 2026 and 2025, rental revenue was $390.0 million and $386.8 million, respectively. The increase in rental revenue was driven by an increase in average rental rates for multifamily and industrial assets for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended June 30, 2026 and 2025, other revenue was $7.9 million and $7.7 million, respectively, resulting in a year over year increase of approximately $0.2 million, driven by an increase in other revenue at our multifamily properties, partially offset by a reduction in other revenue at our hospitality properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended June 30, 2026 and 2025, property operating expenses were $165.1 million and $166.9 million, respectively. The decrease was driven primarily by the impact of asset sales during the year ended December 31, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended June 30, 2026, general and administrative expenses increased $0.6 million compared to the three months ended June 30, 2025 primarily due to an increase in legal and other professional fee expenses associated with property-level refinancings.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2026 and 2025, management fees were $20.1 million and $22.2 million, respectively. The decrease was primarily driven by the reduction in our average NAV from June 30, 2025 to June 30, 2026.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended June 30, 2026 and 2025, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended June 30, 2026 and 2025, we did not recognize any impairments on our investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended June 30, 2026 and 2025, depreciation and amortization expenses were $177.3 million and $173.7 million, respectively. The increase in depreciation expense was driven by an increase in depreciation expense on our multifamily properties during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other Expense

During the three months ended June 30, 2026 and 2025, loss from unconsolidated real estate ventures was ($2.9) million and ($4.5) million, respectively, driven by improved property net operating income on one of our unconsolidated real estate venture investments.

During the three months ended June 30, 2026 and 2025, income from investment in real estate debt, net was $22.2 million and $18.5 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily attributable to an increase in interest income on our one floating-rate term loan investment.

During the three months ended June 30, 2026, we did not sell any investments in real estate. We recorded net losses of ($1.0) million on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of our properties. No proceeds were received in connection with these retirements. During the three months ended June 30, 2025, we recorded $14.1 million of net gains from the disposition of one retail property and 26 single-family rental units.

During the three months ended June 30, 2026 and 2025, interest expense was $182.8 million and $150.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investment in real estate debt. The increase was primarily driven by an increase in interest expense of $24.9 million on our mortgage notes, an increase in interest expense of $5.5 million on our unsecured line of credit, and an increase in interest expense of $1.7 million on borrowings under our secured financing on investment in real estate debt during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, the loss on extinguishment of debt was ($1.8) million as a result of refinancing activities. During the three months ended June 30, 2025 there were no losses on extinguishment of debt recorded.

During the three months ended June 30, 2026 and 2025, other expense, net was ($12.6) million and ($105.3) million, respectively. These results were primarily driven by unrealized losses relating to the changes in the fair value of our interest rate caps and swaps of ($7.5) million during the three months ended June 30, 2026, compared to unrealized losses of ($48.1) million during the three months ended June 30, 2025. These results were also driven by unrealized losses relating to the changes in the fair value of our foreign exchange market forwards of ($9.0) million during the three months ended June 30, 2026, compared to unrealized losses of ($74.7) million during the three months ended June 30, 2025.

	For the Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$
Revenues
Rental revenue	$775,730	$780,851	$(5,121)
Other revenue	14,504	13,949	555
Total revenues	790,234	794,800	(4,566)
Expenses
Property operating	325,266	337,984	(12,718)
General and administrative	19,873	18,681	1,192
Management fees	40,500	44,944	(4,444)
Performance participation allocation	—	—	—
Depreciation and amortization	354,993	346,504	8,489
Total expenses	740,632	748,113	(7,481)
Other expense
Loss from unconsolidated real estate ventures	(5,803)	(6,354)	551
Income from investment in real estate debt, net	42,368	38,130	4,238
Net (loss) gain on dispositions of real estate	(1,023)	23,777	(24,800)
Interest expense	(355,143)	(303,118)	(52,025)
Loss on extinguishment of debt	(4,131)	—	(4,131)
Other income (expense), net	1,236	(192,026)	193,262
Total other expense	(322,496)	(439,591)	117,095
Net loss	(272,894)	(392,904)	120,010
Net loss attributable to non-controlling interests in consolidated joint ventures	1,848	2,283	(435)
Net loss attributable to non-controlling interests in Operating Partnership	13,956	19,544	(5,588)
Net loss attributable to stockholders	$(257,090)	$(371,077)	$113,987

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the six months ended June 30, 2026 and 2025, rental revenue was $775.7 million and $780.9 million, respectively. The decrease in rental revenue was driven by the impact of asset sales during the six months ended June 30, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the six months ended June 30, 2026 and 2025, other revenue was $14.5 million and $13.9 million, respectively, resulting in a year over year increase of approximately $0.6 million, driven by an increase in other revenue at our multifamily properties, partially offset by a reduction in other revenue at our hospitality properties due to an asset sale during the six months ended June 30, 2025.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the six months ended June 30, 2026 and 2025, property operating expenses were $325.3 million and $338.0 million, respectively. The decrease was driven primarily by the impact of asset sales during the six months ended June 30, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the six months ended June 30, 2026, general and administrative expenses increased $1.2 million compared to the six months ended June 30, 2025 primarily due to an increase in legal and other professional fee expenses associated with property-level refinancings.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the six months ended June 30, 2026 and 2025, management fees were $40.5 million and $44.9 million, respectively. The decrease was primarily driven by the reduction in our average NAV from June 30, 2025 to June 30, 2026.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the six months ended June 30, 2026 and 2025, there was no performance participation allocation as the return hurdle was not achieved.

During the six months ended June 30, 2026 and 2025, we did not recognize any impairments on our investments in real estate.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $355.0 million and $346.5 million, respectively. The increase in depreciation expense was driven by an increase in depreciation expense on our multifamily properties during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other Expense

During the six months ended June 30, 2026 and 2025, loss from unconsolidated real estate ventures was ($5.8) million and ($6.4) million, respectively, driven by improved property net operating income on one of our unconsolidated real estate venture investments.

During the six months ended June 30, 2026 and 2025, income from investment in real estate debt, net was $42.4 million and $38.1 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily attributable to an increase in interest income on our one floating-rate term loan investment.

During the six months ended June 30, 2026, we sold one single-family rental unit, generating total net cash proceeds, net of mortgage repayments, of approximately $0.1 million. We recorded net losses of ($1.0) million, consisting of losses on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of our properties and a net loss on the disposition of one single-family rental unit. No proceeds were received in connection with the furniture, fixtures and equipment retirements. During the six months ended June 30, 2025, we recorded $23.8 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, one retail property and 42 single-family rental units.

During the six months ended June 30, 2026 and 2025, interest expense was $355.1 million and $303.1 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, line of credit and borrowings under our secured financing on investment in real estate debt. The increase was primarily driven by an increase in interest expense of $42.0 million on our mortgage notes, an increase in interest expense of $7.3 million on our unsecured line of credit, and an increase in interest expense of $2.4 million on borrowings under our secured financing on investment in real estate debt during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, the loss on extinguishment of debt was ($4.1) million as a result of refinancing activities. During the six months ended June 30, 2025 there were no losses on extinguishment of debt recorded.

During the six months ended June 30, 2026 and 2025, other income (expense), net was $1.2 million and ($192.0) million, respectively. These results were primarily driven by unrealized gains relating to the changes in the fair value of our interest rate caps and swaps of $21.1 million during the six months ended June 30, 2026, compared to unrealized losses of ($117.0) million during the six months ended June 30, 2025. These results were also driven by unrealized gains relating to the changes in the fair value of our foreign exchange market forwards of $3.5 million during the six months ended June 30, 2026, compared to unrealized losses of ($95.8) million during the six months ended June 30, 2025. These results were partially offset by realized losses of ($33.0) million relating to the settlement of certain interest rate caps during the six months ended June 30, 2026, compared to $0.6 million of realized gains recognized during the six months ended June 30, 2025. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, net, (iv) amortization of mortgage premium / discount, (v) unrealized gains or losses from changes in the fair value of investment in real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, (ix) amortization of deferred financing costs, (x) gains or losses on extinguishment of debt, and (xi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by Nareit and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of GAAP net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to stockholders	$(144,236)	$(193,897)	$(257,090)	$(371,077)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	177,347	173,654	354,993	346,504
Investment in unconsolidated real estate ventures – depreciation and amortization	13,252	12,922	26,421	25,383
Net loss (gain) on dispositions of real estate	958	(14,087)	1,023	(23,777)
Amount attributable to non-controlling interests for above adjustments	(1,213)	(1,671)	(2,420)	(2,511)
FFO attributable to stockholders	46,108	(23,079)	122,927	(25,478)
Adjustments to arrive at AFFO:
Straight-line rental expense (income)	440	(1,734)	(2,460)	(3,102)
Deferred income amortization (1)	(3,446)	(6,598)	(10,512)	(10,398)
Amortization of above- and below-market lease intangibles, net	(173)	(189)	(347)	(509)
Unrealized losses (gains) from changes in the fair value of investment in real estate debt and other financial instruments	16,491	123,970	(24,661)	213,922
Foreign currency gain	(4,793)	(20,125)	(14,912)	(20,769)
Non-cash performance participation allocation	—	—	—	—
Amortization of deferred financing costs	6,380	10,061	12,438	17,258
Amortization of restricted stock awards	210	210	420	420
Loss on extinguishment of debt	1,775	—	4,131	—
Amount attributable to non-controlling interests for above adjustments	(284)	(460)	(485)	(899)
AFFO attributable to stockholders	$62,708	$82,056	$86,539	$170,445

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate	$20,957,700
Investment in real estate debt	951,601
Cash and cash equivalents	207,304
Restricted cash	241,030
Other assets	130,507
Debt obligations	(11,778,485)
Secured financings on investment in real estate debt	(572,391)
Subscriptions received in advance	—
Other liabilities	(2,015,292)
Performance participation accrual	—
Management fee payable	(6,688)
Accrued stockholder servicing fees(1)	(2,537)
Non-controlling interests in consolidated joint ventures	(124,769)
Net asset value	$7,987,980
Number of outstanding shares/units	408,025

__________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of June 30, 2026, we have accrued under GAAP $207.8 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,401,132	$88,645	$469,184	$3,638,898	$390,121	$7,987,980
Number of outstanding shares/units	172,729	4,500	24,345	186,461	19,990	408,025
NAV Per Share/Unit as of June 30, 2026	$19.69	$19.70	$19.27	$19.52	$19.52

__________

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2026 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.9%	5.5%
Industrial	7.4%	5.8%
Office	8.0%	6.7%
Other	8.3%	6.7%

For quarter-end months, these assumptions are determined by the independent valuation advisor or third-party appraisers, as applicable, per the terms of our valuation guidelines. The Advisor reviews the assumptions from each of the appraisals. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.8%	+2.5%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.3)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2026
Total stockholders’ equity under GAAP	$3,326,618
Redeemable non-controlling interests	390,121
Total partners’ capital of Operating Partnership	3,716,739
Adjustments:
Accrued stockholder servicing fee	205,234
Unrealized net real estate and real estate debt appreciation	588,509
Accumulated depreciation and amortization	3,477,498
NAV	$7,987,980

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

•
Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, secured credit facilities, secured financings on investment in real estate debt and unsecured line of credit (“Debt”) are presented at their carrying value in our condensed consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.5415 per share for the six months ended June 30, 2026. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2026:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2026	$0.0890	$0.0890	$0.0993	$0.1035
February 28, 2026	0.0906	0.0904	0.0997	0.1035
March 31, 2026	0.0892	0.0891	0.0994	0.1035
April 30, 2026	0.0632	0.0632	0.0730	0.0770
May 31, 2026	0.0628	0.0627	0.0729	0.0770
June 30, 2026	0.0633	0.0632	0.0730	0.0770
Total	$0.4581	$0.4576	$0.5173	$0.5415

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$154,381	75%	$174,872	72%
Reinvested in shares	51,468	25%	68,798	28%
Total distributions	$205,849	100%	$243,670	100%

Sources of Distributions
Cash flows from operating activities	$139,361	68%	$236,291	97%
Cash flows from investing activities(1)	3,117	1%	7,379	3%
Offering proceeds(2)	63,371	31%	—	—%
Total sources of distributions	$205,849	100%	$243,670	100%

Cash flows from operating activities	$160,252		$197,692
Funds from operations(3)	$122,927		$(25,478)

__________

(1)
Certain cash flows from interest rate derivatives, classified as cash flows from investing activities, have funded a portion of our distributions.
(2)
Offering proceeds represents distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)
See “Funds from Operations and Adjusted Funds from Operations” above for a description of FFO and a reconciliation of GAAP net loss attributable to stockholders to FFO.

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our unsecured line of credit and senior secured revolving credit facility. The following table summarizes amounts available under these sources as of June 30, 2026 ($ in thousands):

June 30, 2026
Cash and cash equivalents	$207,304
Available borrowings on undrawn unsecured line of credit	—
Available borrowings on undrawn senior secured revolving credit facility	86,500
Total available liquidity and capital resources	$293,804

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

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and our investment in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through June 30, 2026, our distributions have been primarily funded from cash flows from operating activities in addition to certain cash flows from interest rate derivatives, classified as cash flows from investing activities. In addition, for the six months ended June 30, 2026 and 2025, we have repurchased approximately $0.2 billion and $0.2 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of June 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.41%	January 2031	N/A	$3,158,891	$3,167,322
Total fixed rate loans				3,158,891	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.95%	February 2031	N/A	8,711,064	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	June 2027	$150,300	150,300	161,140
Senior secured revolving credit facility(5)	B + 2.50%	January 2027	$150,000	63,500	—
Total variable rate loans				8,924,864	8,851,578
Total loans secured by the Company’s properties				12,083,755	12,018,900

Secured financings on investment in real estate debt	B + 2.65%	June 2030	$572,391	572,391	550,951
Unsecured line of credit(6)	B + 2.50%	May 2027	$1,550,000	1,550,000	1,373,000
Total Indebtedness				$14,206,146	$13,942,851

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

Effective April 29, 2026, we amended our share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

Pursuant to the terms of the amended share repurchase plan described above, during the months of April, May, and June 2026, we accepted approximately $4.8 million, $2.3 million, and $2.5 million, respectively, of common stock under our share repurchase plan, which represented all repurchase requests for such period made upon the death or qualifying disability of a stockholder and for accounts having a balance below $5,000.

In August 2026, we formed a joint venture with funds managed by and affiliates of Apollo to which we contributed approximately 120 of our affordable housing properties and in which Apollo invested approximately $1.02 billion. Consistent with the strategic capital plan described above for addressing our upcoming debt maturities, we used the proceeds to repay and refinance a portion of our indebtedness, including the repayment in full and retirement of our senior secured revolving credit facility and the repayment and refinancing of our unsecured line of credit. See Note 16 — “Subsequent Events.”

During the period from July 1, 2026 through August 12, 2026, we refinanced and closed an aggregate of approximately $1.2 billion in property-level financing.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows provided by operating activities	$160,252	$197,692
Cash flows (used in) provided by investing activities	(29,867)	1,213,076
Cash flows used in financing activities	(107,820)	(1,471,611)
Effect of exchange rate changes	538	3,346
Net increase (decrease) in cash and cash equivalents and restricted cash	$23,103	$(57,497)

Cash flows provided by operating activities decreased by approximately $37.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease is primarily attributable to a reduction in property operating income as a result of asset sales during the six months ended June 30, 2025.

Cash flows provided by investing activities decreased by approximately $1.2 billion during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to approximately $1.2 billion in proceeds from dispositions of real estate during the six months ended June 30, 2025.

Cash flows used in financing activities decreased by approximately $1.4 billion during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $1.4 billion decrease in net borrowings on our mortgage notes as a result of the repayment of property-level financing associated with asset sales during the six months ended June 30, 2025. This was offset by additional net borrowings on our unsecured line of credit and our senior secured revolving credit facility during the six months ended June 30, 2026.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including the ongoing conflicts in the Middle East and Ukraine), have resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investment in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financings on investment in real estate debt and our unsecured line of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $11.0 billion.

Certain of our mortgage loans and secured financings on investment in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $8.9 billion as of June 30, 2026 to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2026, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $2.6 million and $4.6 million, respectively, of net of the impact of our interest rate caps and swaps.

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

Investment in Real Estate Debt

As of June 30, 2026, we held a $0.9 billion investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2026, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investment in real estate debt of $0.2 million and $0.5 million, respectively.

We may also be exposed to market risk with respect to our investment in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investment in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investment may fluctuate, thus the amount we will realize upon any sale of our investment is unknown. As of June 30, 2026, the fair value at which we may sell our investment in real estate debt is not known, but a 10% change in the fair value of our investment in real estate debt may result in an unrealized gain or loss of approximately $94.9 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Failure to exercise the Apollo buyout option may increase our payment obligations and limit our operating flexibility.

Between the fifth and 12th anniversary of the closing of our joint venture with Apollo, and at certain intervals thereafter, we have the right, in our discretion, to exercise a call option to redeem Apollo’s interest in the joint venture at a price designed to provide Apollo with its target return, after taking into account prior distributions. If we do not exercise that right at or shortly after the fifth anniversary, we will be subject to increased payment obligations and economic constraints, including minimum yield payments, make-whole contributions and other contingent payment obligations, which increase each year Apollo remains an investor in the joint venture. These obligations could require us to make cash payments even if the underlying assets do not generate sufficient distributable cash flow, which could reduce cash available for other corporate purposes, investments, stockholder redemptions or distributions to our stockholders. Delaying or declining to exercise the buyout option will make a future redemption of Apollo’s interests more expensive. Additionally, if we cannot satisfy the payment obligations, Apollo may be entitled to governing rights with respect to the joint venture’s portfolio. These rights and obligations may limit our ability to manage, refinance, sell or otherwise monetize the underlying assets on the timing or terms we would otherwise prefer. If the joint venture underperforms, these consequences could have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended June 30, 2026, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended June 30, 2026, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 684,043 unregistered Class I shares to the Advisor in satisfaction of the management fee for April 2026 and May 2026. Additionally, we issued 342,721 unregistered Class I shares to the Advisor in July 2026 in satisfaction of the June 2026 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis subject to the following repurchase priority. First, repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month. Second, repurchase requests that would result in the account having a balance below $2,500 will be repurchased in full to the extent there are available funds. Thereafter, any remaining funds will be used to repurchase all other shares submitted for repurchase during such month on a pro rata basis.

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

Effective April 29, 2026, we amended our share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month. As a result, no repurchase requests will be accepted except in connection with (i) and (ii) above.

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

During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)		per Share	or Programs	Plans or Programs (2)
April 2026(3)	2,926,961	(4)	$19.79	2,926,961	—
May 2026(3)	250,304		19.76	250,304	—
June 2026(3)	114,899		19.73	114,899	—
Total	3,292,164		$19.78	3,292,164	—

__________

(1)
Repurchases are limited under the share repurchase plan as described above, which was first announced in December 2017. Effective April 29, 2026, our board of directors amended our share repurchase plan, beginning with repurchases submitted during the month of April 2026 such that (i) repurchase requests made upon the death or qualifying disability of a stockholder who is a natural person will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month; and (ii) repurchase requests for accounts having a balance below $5,000 will be repurchased in full to the extent there are available funds up to a limit of $5.0 million per month.
(2)
Share repurchases are funded through a combination of available cash on hand, sales of shares of our common stock, borrowings from our unsecured line of credit and proceeds from asset dispositions.
(3)
In April, May, and June 2026, we accepted approximately $4.8 million, $2.3 million, and $2.5 million, respectively, of common stock under our share repurchase plan, which represented all repurchase requests for such period made upon the death or qualifying disability of a stockholder and for accounts having a balance below $5,000.
(4)
Includes 941,662 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Third Amended and Restated Advisory Agreement

On August 11, 2026, we, the Operating Partnership and our Advisor entered into that certain Third Amended and Restated Advisory Agreement (the “Advisory Agreement”). The Advisory Agreement amends and restates the prior version of the agreement to, among other things, make certain updates requested by a state securities examiner.

Second Amended and Restated Limited Partnership Agreement

On August 11, 2026, we, the Operating Partnership and the Special Limited Partner entered into that certain Second Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). The Partnership Agreement amends and restates the prior version of the agreement to, among other things, make certain updates requested by a state securities examiner.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on April 9, 2025 and incorporated herein by reference)

10.1*	Third Amended and Restated Advisory Agreement, dated August 11, 2026, by and among Starwood Real Estate Income Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, L.L.C.

10.2*	Second Amended and Restated Limited Partnership Agreement of Starwood REIT Operating Partnership, L.P., dated August 11, 2026

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

August 12, 2026	/s/ Nora Creedon
Date	Nora Creedon
Chief Executive Officer, President, and Director (Principal Executive Officer)

August 12, 2026	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)