Form 10-Q
period 2026-09-30
Starwood Real Estate Income Trust, Inc.
filed 2026-11-12
CIK 1711929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 12, 2026, the registrant had the following shares outstanding: 4,370,072 shares of Class T common stock, 172,330,914 shares of Class S common stock, 24,347,716 shares of Class D common stock and 189,107,170 shares of Class I common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$16,467,665	$16,929,132
Investment in real estate debt	952,762	915,431
Investments in unconsolidated real estate ventures	271,615	294,392
Cash and cash equivalents	193,491	200,806
Restricted cash	247,906	224,454
Other assets	375,794	353,647
Total assets(1)	$18,509,233	$18,917,862
Liabilities and Equity
Mortgage notes and secured credit facilities, net	$11,946,697	$11,957,210
Secured financings on investment in real estate debt, net	573,350	550,951
Lines of credit	708,000	1,373,000
Other liabilities	467,486	433,156
Subscriptions received in advance	—	145
Due to affiliates	214,070	235,809
Total liabilities(1)	13,909,603	14,550,271

Commitments and contingencies	—	—
Redeemable non-controlling interests	1,414,982	399,101

Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock — Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 4,424,957 and 4,785,065 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	44	48
Common stock — Class S shares, $0.01 par value per share, 1,000,000,000 shares authorized; 172,542,675 and 175,605,537 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,725	1,756
Common stock — Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 24,370,325 and 24,744,496 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	244	247
Common stock — Class I shares, $0.01 par value per share, 1,000,000,000 shares authorized; 187,880,378 and 186,884,080 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,879	1,869
Additional paid-in capital	8,595,557	8,702,558
Accumulated other comprehensive income	8,430	22,499
Accumulated deficit and cumulative distributions	(5,511,492)	(4,842,847)
Total stockholders’ equity	3,096,387	3,886,130
Non-controlling interests in consolidated joint ventures	88,261	82,360
Total equity	3,184,648	3,968,490
Total liabilities and equity	$18,509,233	$18,917,862

__________

(1)
Refer to Note 13 — “Variable Interest Entities” for additional information on the Company’s consolidated variable interest entities (“VIEs”).

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$387,786	$384,637	$1,163,516	$1,165,488
Other revenue	8,725	9,313	23,229	23,262
Total revenues	396,511	393,950	1,186,745	1,188,750
Expenses
Property operating	174,159	172,369	499,425	510,353
General and administrative	9,018	10,289	28,891	28,970
Management fees	19,874	21,678	60,374	66,622
Performance participation allocation	—	—	—	—
Impairment of investments in real estate	—	5,123	—	5,123
Depreciation and amortization	176,852	178,267	531,845	524,771
Total expenses	379,903	387,726	1,120,535	1,135,839
Other expense
Loss from unconsolidated real estate ventures	(3,122)	(4,280)	(8,925)	(10,634)
Income from investment in real estate debt, net	22,660	17,093	65,028	55,223
Net (loss) gain on dispositions of real estate	(15)	(3,239)	(1,038)	20,538
Interest expense	(184,804)	(159,915)	(539,947)	(463,033)
Loss on extinguishment of debt	(1,340)	(1,289)	(5,471)	(1,809)
Other income (expense), net	19,345	(33,463)	20,581	(224,969)
Total other expense	(147,276)	(185,093)	(469,772)	(624,684)
Net loss	$(130,668)	$(178,869)	$(403,562)	$(571,773)
Net loss attributable to non-controlling interests in consolidated joint ventures	$906	$1,354	$2,754	$3,637
Net loss attributable to redeemable non-controlling interests in Operating Partnership	7,282	9,004	21,238	28,548
Net income attributable to redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture	(11,900)	—	(11,900)	—
Net loss attributable to stockholders	$(134,380)	$(168,511)	$(391,470)	$(539,588)
Net loss per share of common stock, basic and diluted(1)	$(0.42)	$(0.42)	$(1.08)	$(1.35)
Weighted-average shares of common stock outstanding, basic and diluted	388,823,900	396,747,527	388,551,475	399,087,177

Comprehensive loss:
Net loss	$(130,668)	$(178,869)	$(403,562)	$(571,773)
Other comprehensive (loss) income item:
Foreign currency translation adjustments	(2,385)	1,331	(14,069)	71,074
Other comprehensive (loss) income	$(2,385)	$1,331	$(14,069)	$71,074
Comprehensive loss	$(133,053)	$(177,538)	$(417,631)	$(500,699)

__________

(1)
Net loss per share of common stock reflects a $27.6 million adjustment of redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture to its redemption value (refer to Note 2 — “Summary of Significant Accounting Policies” and Note 11 — “Equity and Redeemable Non-controlling Interests”).

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2026	$45	$1,727	$243	$1,865	$8,606,880	$10,815	$(5,294,957)	$3,326,618	$89,186	$3,415,804
Common stock issued (transferred)	(1)	(6)	—	18	21,937	—	—	21,948	—	21,948
Offering costs, net	—	—	—	—	(1,146)	—	—	(1,146)	—	(1,146)
Distribution reinvestments	—	5	1	5	22,035	—	—	22,046	—	22,046
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(1)	—	(9)	(21,869)	—	—	(21,879)	—	(21,879)
Net loss ($4,618 of net income allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(134,380)	(134,380)	(906)	(135,286)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,705	1,705
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,724)	(1,724)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(82,155)	(82,155)	—	(82,155)
Other comprehensive loss	—	—	—	—	—	(2,385)	—	(2,385)	—	(2,385)
Allocation to redeemable non-controlling interests	—	—	—	—	(32,490)	—	—	(32,490)	—	(32,490)
Balance at September 30, 2026	$44	$1,725	$244	$1,879	$8,595,557	$8,430	$(5,511,492)	$3,096,387	$88,261	$3,184,648

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$50	$1,796	$252	$1,893	$8,859,130	$18,987	$(4,293,722)	$4,588,386	$79,187	$4,667,573
Common stock issued (transferred)	(1)	(3)	—	17	27,321	—	—	27,334	—	27,334
Offering costs, net	—	—	—	—	666	—	—	666	(137)	529
Distribution reinvestments	—	8	1	7	35,300	—	—	35,316	—	35,316
Amortization of restricted stock grants	—	—	—	—	210	—	—	210	—	210
Common stock repurchased	—	(26)	(3)	(36)	(137,956)	—	—	(138,021)	—	(138,021)
Net loss ($9,004 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(168,511)	(168,511)	(1,354)	(169,865)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,226	3,226
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,018)	(1,018)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(114,703)	(114,703)	—	(114,703)
Other comprehensive income	—	—	—	—	—	1,331	—	1,331	—	1,331
Allocation to redeemable non-controlling interests	—	—	—	—	(5,320)	—	—	(5,320)	—	(5,320)
Balance at September 30, 2025	$49	$1,775	$250	$1,881	$8,779,351	$20,318	$(4,576,936)	$4,226,688	$79,904	$4,306,592

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$48	$1,756	$247	$1,869	$8,702,558	$22,499	$(4,842,847)	$3,886,130	$82,360	$3,968,490
Common stock issued (transferred)	(4)	(12)	(2)	52	68,682	—	—	68,716	—	68,716
Offering costs, net	—	—	—	—	(1,087)	—	—	(1,087)	(171)	(1,258)
Distribution reinvestments	1	19	3	19	80,320	—	—	80,362	—	80,362
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	(1)	(38)	(4)	(61)	(207,255)	—	—	(207,359)	—	(207,359)
Net loss ($9,338 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(391,470)	(391,470)	(2,754)	(394,224)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12,901	12,901
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,075)	(4,075)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(277,175)	(277,175)	—	(277,175)
Other comprehensive loss	—	—	—	—	—	(14,069)	—	(14,069)	—	(14,069)
Allocation to redeemable non-controlling interests	—	—	—	—	(48,291)	—	—	(48,291)	—	(48,291)
Balance at September 30, 2026	$44	$1,725	$244	$1,879	$8,595,557	$8,430	$(5,511,492)	$3,096,387	$88,261	$3,184,648

	Par Value
	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$51	$1,814	$259	$1,894	$8,932,123	$(50,756)	$(3,691,379)	$5,194,006	$64,721	$5,258,727
Common stock issued (transferred)	(2)	(5)	(4)	58	98,359	—	—	98,406	—	98,406
Offering costs, net	—	—	—	—	394	—	—	394	(796)	(402)
Distribution reinvestments	—	25	2	22	109,193	—	—	109,242	—	109,242
Amortization of restricted stock grants	—	—	—	—	630	—	—	630	—	630
Common stock repurchased	—	(59)	(7)	(93)	(339,994)	—	—	(340,153)	—	(340,153)
Net loss ($28,548 allocated to redeemable non-controlling interests)	—	—	—	—	—	—	(539,588)	(539,588)	(3,637)	(543,225)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	24,786	24,786
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,170)	(5,170)
Distributions declared on common stock (see Note 11)	—	—	—	—	—	—	(345,969)	(345,969)	—	(345,969)
Other comprehensive income	—	—	—	—	—	71,074	—	71,074	—	71,074
Allocation to redeemable non-controlling interests	—	—	—	—	(21,354)	—	—	(21,354)	—	(21,354)
Balance at September 30, 2025	$49	$1,775	$250	$1,881	$8,779,351	$20,318	$(4,576,936)	$4,226,688	$79,904	$4,306,592

See accompanying notes to condensed consolidated financial statements.

Starwood Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(403,562)	$(571,773)
Adjustments to reconcile net loss to net cash provided by operating activities
Management fees	60,374	66,622
Performance participation allocation	—	—
Impairment of investments in real estate	—	5,123
Depreciation and amortization	531,845	524,771
Amortization of deferred financing costs	20,959	18,412
Straight-line rent amortization	(5,920)	(4,534)
Deferred income amortization	(19,514)	(19,097)
Unrealized (gain) loss on changes in fair value of financial instruments	(72,957)	253,703
Foreign currency gain	(16,085)	(24,756)
Loss on extinguishment of debt	5,471	1,809
Amortization of restricted stock grants	630	630
Net loss (gain) on dispositions of investments in real estate	1,038	(20,538)
Loss from unconsolidated real estate ventures	8,925	10,634
Distributions of earnings from unconsolidated real estate ventures	13,852	20,823
Realized loss (gain) on derivative instruments	65,559	(1,687)
Other items	(5,851)	(3,553)
Change in assets and liabilities
Decrease in other assets	2,676	15,902
Increase in due to affiliates	1,884	41
Increase in other liabilities	46,193	23,750
Net cash provided by operating activities	235,517	296,282
Cash flows from investing activities
Proceeds from dispositions of real estate	332	1,184,419
Capital improvements to real estate	(88,453)	(111,221)
Return of capital from unconsolidated real estate ventures	—	77,842
Proceeds from paydown of principal and settlement of investment in real estate debt	2,385	—
Purchase of derivative instruments	(16,478)	(11,265)
Proceeds from derivative instruments	36,319	66,337
Net cash (used in) provided by investing activities	(65,895)	1,206,112
Cash flows from financing activities
Proceeds from issuance of common stock, net	7,835	30,079
Proceeds from issuance of redeemable non-controlling interest	1,020,000	—
Offering costs paid	(52,149)	(29,195)
Subscriptions received in advance	—	125
Repurchases of common stock	(207,359)	(340,153)
Borrowings from mortgage notes, secured credit facilities and lines of credit	3,296,001	1,924,502
Repayments of mortgage notes, secured credit facilities and lines of credit	(3,939,793)	(2,926,327)
Borrowings under secured financings on investment in real estate debt	—	290,332
Repayments under secured financings on investment in real estate debt	(1,433)	(245,590)
Payment of deferred financing costs	(60,197)	(19,069)
Contributions from non-controlling interests	12,901	24,786
Distributions to non-controlling interests	(4,075)	(5,170)
Distributions	(223,135)	(255,732)
Net cash used in financing activities	(151,404)	(1,551,412)
Effect of exchange rate changes	(2,081)	(409)
Net change in cash and cash equivalents and restricted cash	16,137	(49,427)
Cash and cash equivalents and restricted cash, beginning of the year	425,260	522,934
Cash and cash equivalents and restricted cash, end of the period	$441,397	$473,507
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$193,491	$243,842
Restricted cash	247,906	229,665
Total cash and cash equivalents and restricted cash	$441,397	$473,507
Supplemental disclosure of cash flow information:
Cash paid for interest	$553,768	$601,952
Non-cash investing and financing activities:
Accrued stockholder servicing fees due to affiliate	$202	$(2,058)
Issuance of Class I shares for payment of management fee	$60,705	$67,186
Exchange of redeemable non-controlling interest for Class I shares	$—	$769
Accrued distributions	$29,008	$40,260
Distribution reinvestment	$80,362	$109,242
Allocation to redeemable non-controlling interests	$48,291	$21,354
Accrued capital expenditures	$7,332	$3,265

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

On February 4, 2026, the third public offering terminated, and the Company commenced its fourth public offering of up to $10.0 billion in shares of common stock, consisting of up to $9.5 billion in shares in its primary offering and up to $0.5 billion in shares pursuant to its distribution reinvestment plan. As of September 30, 2026, the Company had received aggregate net proceeds of $14.3 billion from the sale of shares of its common stock through its public offerings.

In April 2024, the Company launched a program (the “DST Program”) to raise capital, through its Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Properties”). As of September 30, 2026, the Company has raised approximately $66.2 million in gross offering proceeds through the DST Program.

On August 3, 2026, the Company consummated a transaction with funds managed by and affiliates of Apollo Global Management (“Apollo”) to form a joint venture structured as a Delaware limited liability company (the “Affordable Housing Portfolio Joint Venture”) that owns, operates and manages a portfolio consisting of approximately 120 of the Company’s affordable housing properties located in the United States. Apollo invested $1.02 billion for a 41.5% equity interest, and the Company holds the remaining 58.5% equity interest and retains operational control. The Company consolidates the Affordable Housing Portfolio Joint Venture and used the proceeds primarily to repay indebtedness. Refer to Note 6 — “Mortgage Notes and Secured Credit Facilities,” Note 8 — “Lines of Credit,” Note 11 — “Equity and Redeemable Non-controlling Interests,” and Note 13 — “Variable Interest Entities” for additional information.

As of September 30, 2026, the Company owned 402 consolidated real estate properties, 877 single-family rental units, two investments in unconsolidated real estate ventures and one real estate debt investment. The Company currently operates in five reportable segments: Multifamily, Industrial, Office, Other, and Investment in Real Estate Debt. Financial results by segment are reported in Note 16.

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

Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to reclassify realized gains and losses on derivative instruments as reflected on the Condensed Consolidated Statements of Cash Flows from “Other items” to “Realized loss (gain) on derivative instruments” for the nine months ended September 30, 2025. The Company has chosen to reclassify losses on debt extinguishment as reflected on the Condensed Consolidated Statement of Cash Flows from “Other items” to “Loss on extinguishment of debt” for the nine months ended September 30, 2025. These reclassifications had no effect on the previously reported totals or subtotals included in the Condensed Consolidated Statements of Cash Flows.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company, except for interests that are redeemable upon events not solely within the Company’s control, which are presented as redeemable non-controlling interests in mezzanine equity (refer to Note 11 — “Equity and Redeemable Non-controlling Interests”). The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage, except where the joint venture agreement provides for a different attribution, as is the case for the Affordable Housing Portfolio Joint Venture. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests.

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Refer to Note 13 — “Variable Interest Entities”.

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

As of September 30, 2026 and December 31, 2025, the Company held two properties through the DST Program and the total investments in real estate, net associated with the DST Properties were $153.9 million and $157.8 million, respectively. Refer to Note 13 — “Variable Interest Entities”.

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

During the three and nine months ended September 30, 2026, the Company did not recognize any impairment charges on investments in real estate. During the three and nine months ended September 30, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property.

Properties Held-for-Sale

The Company classifies the assets and liabilities related to its investments in real estate as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records held-for-sale investments in real estate at the lower of depreciated cost or fair value, less estimated closing costs. Held-for-sale assets and liabilities are presented within Other assets and Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Liabilities are included in the held-for-sale disposal group only if these liabilities are directly associated with the assets to be disposed of and are expected to be settled as part of the pending sale transaction. This includes mortgage notes, net, that are assumed by the buyer or mortgage notes, net, that are fully repaid as part of the pending sale transaction. As of September 30, 2026 and December 31, 2025, no properties were classified as held-for-sale.

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

The fair values of the Company’s financial instruments (other than investment in real estate debt, mortgage notes, secured credit facilities, lines of credit and derivative instruments), including cash and cash equivalents, restricted cash and other financial instruments, approximate their carrying or contract value. The Company utilizes a discounted cash flow model to value its loans secured by real estate (considering loan features, credit quality of the loans and includes a review of market yield data, collateral asset performance, local and macro real estate performance, capital market conditions, debt yield, loan-to-value ratios, borrower financial condition and performance, among other factors). The Company continuously monitors and assesses the credit quality of individual loans including the review of delinquency and loan-to-value ratios on its loans secured by real estate. Such loans have floating interest rates with market terms and there are no underlying credit quality issues as of September 30, 2026.

The following table details the Company’s assets and liabilities that are measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$952,762	$952,762	$—	$—	$915,431	$915,431
Derivatives	—	88,873	—	88,873	—	83,223	—	83,223
Total	$—	$88,873	$952,762	$1,041,635	$—	$83,223	$915,431	$998,654

Liabilities:
Derivatives	$—	$75,789	$—	$75,789	$—	$59,520	$—	$59,520
Total	$—	$75,789	$—	$75,789	$—	$59,520	$—	$59,520

The following table details the Company’s assets that are measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investment in Real Estate Debt
Balance as of December 31, 2025	$915,431
Loan repayments	(2,385)
Included in net loss
Foreign currency remeasurement	39,716
Balance as of September 30, 2026	$952,762

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$952,762	Discounted Cash Flow	Discount Rate	9.5%	Increase

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Impact to Valuation from a Decrease in Input
Financial Assets:
Investment in real estate debt	$915,431	Discounted Cash Flow	Discount Rate	8.8%	Increase

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

During the three and nine months ended September 30, 2026, the Company did not recognize any impairment charges on investments in real estate. During the three and nine months ended September 30, 2025, the Company recognized a $5.1 million impairment charge on one hospitality property.

Valuation of liabilities not measured at fair value

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s mortgage notes, secured credit facilities, and secured financings on investment in real estate debt was approximately $251.6 million and $265.6 million below the outstanding principal balance, respectively.

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

For the three and nine months ended September 30, 2026, the Company recognized an income tax expense of ($0.5) million and ($1.5) million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2025, the Company recognized an income tax expense of ($0.6) million and ($1.7) million, respectively, within Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $34.9 million and $35.6 million, respectively, primarily due to assumed capital gains from three European investments, within Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Net Loss per Share

Net loss per share of common stock is computed as described in Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except that net loss attributable to stockholders used in the computation is adjusted for increases in the carrying value of redeemable non-controlling interests to their redemption value that are recorded in additional paid-in capital, when the redemption value is other than fair value. For the three and nine months ended September 30, 2026, the amount used in the computation includes a $27.6 million adjustment related to the redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture (refer to Note 11 — “Equity and Redeemable Non-controlling Interests”).

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

3.
Investments

Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$16,491,999	$16,452,127
Land and land improvements	2,764,790	2,797,405
Furniture, fixtures and equipment	266,418	268,251
Right-of-use asset - operating lease(1)	105,230	105,230
Total	19,628,437	19,623,013
Accumulated depreciation and amortization	(3,160,772)	(2,693,881)
Investments in real estate, net	$16,467,665	$16,929,132

__________

(1)
Refer to Note 15 for additional details on the Company’s leases.

Asset Dispositions

During the three months ended September 30, 2026, the Company did not sell any investments in real estate. The Company recorded an insignificant amount of net losses during the three months ended September 30, 2026 on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of the Company’s properties. No proceeds were received in connection with these retirements. During the nine months ended September 30, 2026, the Company sold one single-family rental unit, generating total net cash proceeds, net of mortgage repayments, of approximately $0.1 million. During the nine months ended September 30, 2026, the Company recorded net losses of approximately ($1.0) million, consisting of losses on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of the Company’s properties and a net loss on the disposition of one single-family rental unit. No proceeds were received in connection with the furniture, fixtures and equipment retirements.

During the three months ended September 30, 2025, the Company sold an aggregate of $3.2 million of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $1.0 million. During the three months ended September 30, 2025, the Company recorded ($3.2) million of net losses from the disposition of 10 single-family rental units and other disposals of furniture, fixtures and equipment. During the nine months ended September 30, 2025, the Company sold an aggregate of $1.2 billion of investments in real estate, net, generating total net cash proceeds, net of mortgage repayments, of approximately $0.3 billion. During the nine months ended September 30, 2025, the Company recorded $20.5 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, one retail property and 52 single-family rental units.

Investments in Unconsolidated Real Estate Ventures

The following table details the Company’s equity investments in unconsolidated real estate ventures ($ in thousands):

Investments in Unconsolidated Real Estate Ventures	Segment	Date Acquired	Number of Properties	Ownership Interest	September 30, 2026	December 31, 2025
Extended Stay Portfolio	Other	July 2022	195	45%	$262,974	$285,313
Fort Lauderdale Hotel	Other	March 2019	1	43%	8,641	9,079
Total investments in unconsolidated real estate ventures					$271,615	$294,392

The following table details the Company’s loss from equity investments in unconsolidated real estate ventures ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Investments in Unconsolidated Real Estate Ventures	Segment	2026	2025	2026	2025
Extended Stay Portfolio	Other	$(2,682)	$(3,785)	$(8,764)	$(10,214)
Fort Lauderdale Hotel	Other	(440)	(495)	(161)	(420)
Total loss from unconsolidated real estate ventures		$(3,122)	$(4,280)	$(8,925)	$(10,634)

4.
Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets: (1)
In-place lease intangibles	$195,236	$201,062
Above-market lease intangibles	34,279	36,264
Other	35,185	35,191
Total intangible assets	264,700	272,517
Accumulated amortization:
In-place lease amortization	(103,030)	(98,526)
Above-market lease amortization	(21,741)	(20,449)
Other	(16,756)	(14,746)
Total accumulated amortization	(141,527)	(133,721)
Intangible assets, net	$123,173	$138,796
Intangible liabilities: (2)
Below-market lease intangibles	$53,529	$57,110
Total intangible liabilities	53,529	57,110
Accumulated amortization:
Below-market lease amortization	(25,456)	(24,734)
Total accumulated amortization	(25,456)	(24,734)
Intangible liabilities, net	$28,073	$32,376

__________

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Other	Below-market Lease Intangibles
2026 (remaining)	$5,246	$868	$671	$(929)
2027	18,856	3,058	2,684	(3,836)
2028	15,840	2,464	2,684	(3,487)
2029	13,516	2,301	2,684	(3,348)
2030	11,465	2,076	2,650	(3,497)
2031	7,346	673	2,604	(3,026)
Thereafter	19,937	1,098	4,452	(9,950)
	$92,206	$12,538	$18,429	$(28,073)

5.
Investment in Real Estate Debt

The following tables detail the Company’s investment in real estate debt as of September 30, 2026 and December 31, 2025 ($ in thousands):

		September 30, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$954,492	$952,762
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$954,492	$952,762

		December 31, 2025
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$956,877	$915,431
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$956,877	$915,431

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

During the nine months ended September 30, 2026, the Company received principal repayments of $2.4 million on its investment in real estate debt. During the three months ended September 30, 2026, the Company did not receive any principal repayments on its investment in real estate debt. During the three and nine months ended September 30, 2026 and 2025, the Company did not record any net realized gains or losses on its investment in real estate debt.

6.
Mortgage Notes and Secured Credit Facilities

The following table is a summary of the mortgage notes and credit facilities secured by the Company’s properties as of September 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.42%	January 2031	N/A	$3,155,079	$3,167,322
Total fixed rate loans				3,155,079	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.94%	September 2031	N/A	8,718,797	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	June 2027	$149,033	149,033	161,140
Senior secured revolving credit facility(5)	B + 2.50%	See note below	$150,000	—	—
Total variable rate loans				8,867,830	8,851,578
Total loans secured by the Company’s properties				12,022,909	12,018,900
Deferred financing costs, net				(69,795)	(55,327)
Discount on assumed debt, net				(6,417)	(6,363)
Mortgage notes and secured credit facilities, net				$11,946,697	$11,957,210

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
(5)
On August 3, 2026, the senior secured revolving credit facility was repaid in full and retired.

In August 2026, the Company used the proceeds from the formation of the Affordable Housing Portfolio Joint Venture to repay in full and retire its senior secured revolving credit facility, which had $81.5 million outstanding prior to repayment, and to repay approximately $876.0 million of borrowings under its lines of credit. Refer to Note 8 — “Lines of Credit.” In connection with these repayments, the Company recognized a loss on extinguishment of debt of $1.1 million, consisting of the write-off of unamortized deferred financing costs.

The following table presents the future principal payments under the Company’s mortgage notes and secured credit facilities as of September 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$41,724
2027	1,610,280
2028	581,945
2029	473,937
2030	3,178,037
2031	1,856,535
Thereafter	4,280,451
Total	$12,022,909

The Company actively monitors upcoming debt maturities and capital market conditions.

The Company has approximately $1.7 billion of indebtedness, including approximately $1.5 billion related to mortgage notes, approximately $0.1 billion related to secured credit facilities and approximately $0.1 billion related to the Company’s lines of credit (Refer to Note 8 — “Lines of Credit” for additional details), that are coming due within 12 months of issuance of the unaudited condensed consolidated financial statements. As of September 30, 2026, the Company has $193.5 million of available liquidity in cash and cash equivalents. The Company plans to continue to address upcoming debt maturities by refinancing its debt obligations prior to maturity. The Company believes these actions are probable of being completed and that market-based alternatives will be available to support these actions and provide the necessary cash flows to meet its obligations as they come due.

Pursuant to lender agreements for certain of the Company’s mortgages, the Company has the ability to draw $3.1 million for leasing commissions and tenant and building improvements as of September 30, 2026.

The Company’s mortgage notes and secured credit facilities may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all corporate and all property level financial covenants with no events of default as of September 30, 2026 and December 31, 2025, respectively.

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

For financial statement purposes, the Company does not offset its secured financings on investment in real estate debt and securities lending transactions because the conditions for netting as specified by GAAP are not met. Although not offset on the Company’s Condensed Consolidated Balance Sheets, these transactions are summarized in the following tables ($ in thousands):

			September 30, 2026
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$952,762	$573,350
			$952,762	$573,350

			December 31, 2025
Indebtedness	Maturity Date	Coupon	Collateral Assets(1)	Outstanding Balance
Syndicated RA II	June 2030	BBSY + 2.65%	$915,431	$550,951
			$915,431	$550,951

__________

(1)
Represents the fair value of the Company’s investment in real estate debt.

8.
Lines of Credit

In May 2024, the Company entered into an amendment to extend its line of credit with borrowing capacity of approximately $1.6 billion for two years. In March 2026, the Company exercised its one-year extension option, extending the maturity of the line of credit to May 2027. Interest under the line of credit is determined based on one-month U.S. dollar-denominated SOFR plus 2.5%.

In August 2026, the Company used proceeds from the formation of the Affordable Housing Portfolio Joint Venture to repay approximately $876.0 million of borrowings under the line of credit and refinanced the facility. As part of the refinancing, approximately $1.35 billion of commitments were extended and converted to a secured basis, while $200.0 million of commitments held by two existing lenders were not extended. In connection with the refinancing, the Company capitalized approximately $24.5 million of deferred financing costs. The repayment of the lines of credit is guaranteed by the Company.

The following table summarizes the lines of credit as of September 30, 2026 ($ in thousands):

	Extended Commitments	Non-Extended Commitments	Total as of September 30, 2026
Commitments	$1,350,000	$200,000	$1,550,000
Borrowings outstanding	$621,032	$86,968	$708,000
Maturity date	August 2031 (1)	May 2027
Interest rate	SOFR + 2.5%	SOFR + 2.5%
Secured / Unsecured	Secured	Unsecured

__________

(1)
Includes a one-year extension option at the Company’s election.

As of September 30, 2026 and December 31, 2025, there were approximately $0.7 billion and $1.4 billion of borrowings outstanding on the lines of credit, respectively. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants with no events of default on the lines of credit.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other assets ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets, net	$123,173	$138,796
Receivables	101,391	95,555
Derivative instruments	88,873	83,223
Deferred financing costs, net	30,219	9,530
Prepaid expenses	28,276	22,619
Interest receivable	251	211
Other	3,611	3,713
Total other assets	$375,794	$353,647

The following table summarizes the components of Other liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Real estate taxes payable	$94,278	$61,182
Derivative instruments	75,789	59,520
Accounts payable and accrued expenses	63,760	69,914
Accrued interest expense	51,496	50,262
Tenant security deposits	48,808	46,563
Deferred tax liabilities	34,921	35,567
Distributions payable	29,008	39,888
Intangible liabilities, net	28,073	32,376
Right-of-use liability - operating leases	12,176	12,242
Other taxes payable	11,526	9,019
Deferred income	9,606	8,950
Other	8,045	7,673
Total other liabilities	$467,486	$433,156

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

The following tables detail the Company’s outstanding interest rate derivatives that were non-designated hedges of interest rate risk (notional amounts in thousands):

	September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	133		$8,463,136	4.3%	SOFR	1.2
Interest Rate Caps - Property debt	3		€250,965	3.5%	EURIBOR	1.9
Interest Rate Swaps - Property debt	1		€63,000	1.7%	EURIBOR	0.8
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	1.4
Total interest rate derivatives	139			4.2%		1.2

	December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount		Weighted Average Strike Rate	Index	Weighted Average Maturity (Years)
Interest Rate Caps - Property debt	81		$8,319,410	3.1%	SOFR	1.1
Interest Rate Caps - Property debt	2		€91,389	1.0%	EURIBOR	0.5
Interest Rate Swaps - Property debt	3		€207,721	1.9%	EURIBOR	1.6
Interest Rate Swaps - Property debt	2	NOK	520,000	2.5%	NIBOR	2.1
Total interest rate derivatives	88			3.0%		1.1

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

The following table details the Company’s outstanding foreign currency forward contracts that were non-designated hedges of foreign currency risk (notional amounts in thousands):

	September 30, 2026			December 31, 2025
Foreign Currency Forward Contracts	Number of Instruments	Gross Notional Amount		Number of Instruments	Gross Notional Amount
USD/EUR Forward	34		€532,400	39		€531,769
USD/DKK Forward	6	DKK	1,183,366	6	DKK	1,156,784
USD/AUD Forward	14	AUD	1,732,208	15	AUD	1,807,627
USD/NOK Forward	10	NOK	418,300	12	NOK	410,700

Valuation and Financial Statement Impact

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset (1) Position		Fair Value of Derivatives in a Liability (2) Position
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate derivatives	$59,467	$75,648	$—	$—
Foreign currency forward contracts	29,406	7,575	75,789	59,520
Total derivatives	$88,873	$83,223	$75,789	$59,520

(1)
Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
(2)
Included in Other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss ($ in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2026	2025
Interest Rate Caps - Property debt	Unrealized gain (loss)(1)	$42,632	$(40,563)
Interest Rate Swaps - Property debt	Unrealized gain(1)	3,615	830
Foreign Currency Forward Contracts	Unrealized gain(2)	2,050	1,923
Foreign Currency Forward Contracts	Realized loss(1)	(1,692)	(26)
Interest Rate Caps - Property debt	Realized (loss) gain(1)	(23,957)	268
Interest Rate Swaps - Property debt	Realized loss(1)	(3,051)	—
Total		$19,597	$(37,568)

		For the Nine Months Ended September 30,
Type of Derivative	Net Realized/Unrealized Gain (Loss)	2026	2025
Interest Rate Caps - Property debt	Unrealized gain (loss)(1)	$62,652	$(155,027)
Interest Rate Swaps - Property debt	Unrealized gain (loss)(1)	4,742	(1,723)
Foreign Currency Forward Contracts	Unrealized gain (loss)(2)	5,563	(93,838)
Foreign Currency Forward Contracts	Realized (loss) gain(1)	(5,554)	811
Interest Rate Caps - Property debt	Realized (loss) gain(1)	(56,954)	876
Interest Rate Swaps - Property debt	Realized loss(1)	(3,051)	—
Total		$7,398	$(248,901)

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

As of September 30, 2026 and December 31, 2025, the Company had the authority to issue 3,100,000,000 shares of capital stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	500,000,000	$0.01
Class S Shares	1,000,000,000	$0.01
Class D Shares	500,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2026
	Class T	Class S	Class D	Class I	Total
June 30, 2026	4,500,558	172,727,901	24,345,076	186,461,302	388,034,837
Common stock shares issued (1)	(72,853)	(511,661)	(13,984)	1,734,698	1,136,200
Distribution reinvestment plan shares issued	22,308	516,332	44,688	545,563	1,128,891
Common stock shares repurchased	(25,056)	(189,897)	(5,455)	(901,541)	(1,121,949)
Independent directors’ restricted stock grant (2)	—	—	—	40,356	40,356
September 30, 2026	4,424,957	172,542,675	24,370,325	187,880,378	389,218,335

	Three Months Ended September 30, 2025
	Class T	Class S	Class D	Class I	Total
June 30, 2025	4,992,466	179,584,531	25,245,743	189,288,535	399,111,275
Common stock shares issued (1)	(84,734)	(277,303)	23,240	1,655,230	1,316,433
Distribution reinvestment plan shares issued	34,665	829,880	72,762	753,824	1,691,131
Common stock shares repurchased	(25,854)	(2,625,675)	(315,832)	(3,626,722)	(6,594,083)
Independent directors’ restricted stock grant (3)	—	—	—	37,502	37,502
September 30, 2025	4,916,543	177,511,433	25,025,913	188,108,369	395,562,258

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2026. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2026.
(3)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2025. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2025.

	Nine Months Ended September 30, 2026
	Class T	Class S	Class D	Class I	Total
December 31, 2025	4,785,065	175,605,537	24,744,496	186,884,080	392,019,178
Common stock shares issued (1)	(353,309)	(1,140,682)	(167,441)	5,172,894	3,511,462
Distribution reinvestment plan shares issued	81,295	1,907,434	162,756	1,902,145	4,053,630
Common stock shares repurchased	(88,094)	(3,829,614)	(369,486)	(6,119,097)	(10,406,291)
Independent directors’ restricted stock grant (2)	—	—	—	40,356	40,356
September 30, 2026	4,424,957	172,542,675	24,370,325	187,880,378	389,218,335

	Nine Months Ended September 30, 2025
	Class T	Class S	Class D	Class I	Total
December 31, 2024	5,055,645	181,391,241	25,928,114	189,397,713	401,772,713
Common stock shares issued (1)	(194,495)	(504,351)	(400,705)	5,737,407	4,637,856
Distribution reinvestment plan shares issued	104,040	2,552,381	220,055	2,246,116	5,122,592
Common stock shares repurchased	(48,647)	(5,927,838)	(721,551)	(9,310,369)	(16,008,405)
Independent directors’ restricted stock grant (3)	—	—	—	37,502	37,502
September 30, 2025	4,916,543	177,511,433	25,025,913	188,108,369	395,562,258

__________

(1)
Includes exchanges between share classes.
(2)
The independent directors’ restricted stock grant represented $0.8 million of the annual compensation paid to the independent directors for the period ended September 30, 2026. Each grant is amortized over the one-year service period of such grant. The shares vested in August 2026.
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

On June 6, 2025, the Company further amended its share repurchase plan such that, beginning with repurchases during the month of June 2025, the Company limited share repurchases to 0.5% of NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and beginning on July 1, 2025, the Company limited share repurchases to 1.5% of NAV per quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter).

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

For the three months ended September 30, 2026, the Company repurchased approximately 1.1 million shares of common stock, representing a total of approximately $21.9 million. For the three months ended September 30, 2025, the Company repurchased approximately 6.6 million shares of common stock, representing a total of approximately $138.0 million. For the nine months ended September 30, 2026, the Company repurchased approximately 10.4 million shares of common stock, representing a total of approximately $207.4 million. For the nine months ended September 30, 2025, the Company repurchased approximately 16.0 million shares of common stock, representing a total of approximately $340.2 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2026
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.2310	$0.2310	$0.2310	$0.2310
Stockholder servicing fee per share of common stock	(0.0418)	(0.0419)	(0.0121)	—
Net distributions declared per share of common stock	$0.1892	$0.1891	$0.2189	$0.2310

	Nine Months Ended September 30, 2026
	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.7725	$0.7725	$0.7725	$0.7725
Stockholder servicing fee per share of common stock	(0.1252)	(0.1258)	(0.0363)	—
Net distributions declared per share of common stock	$0.6473	$0.6467	$0.7362	$0.7725

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

In addition to the Special Limited Partner’s interest noted above, certain third parties also have a redeemable non-controlling interest, as described below. Apollo's interest in the Affordable Housing Portfolio Joint Venture is also classified as a redeemable non-controlling interest, as described below.

Affordable Housing Portfolio Joint Venture

On August 3, 2026, Apollo invested approximately $1.02 billion in the Affordable Housing Portfolio Joint Venture in exchange for a 41.5% equity interest, and the Company holds the remaining 58.5% equity interest. Apollo is entitled to distributions in accordance with the Affordable Housing Portfolio Joint Venture agreement, including a minimum annual yield of 3.5%, increasing to 6.0% by July 2035, which the Company has agreed to support along with certain other payment obligations to Apollo, including payments that may become due upon asset sales and periodic make-whole payments (refer to Note 14 — “Commitments and Contingencies”). The Company has the right to acquire Apollo’s interest beginning after the fifth anniversary of closing of the transaction. If the call is exercised on or before the tenth anniversary, the price is set to provide Apollo with its target return, after taking into account prior distributions. Apollo may require redemption of its interest (i) upon a change of control of the Company’s interest in the Affordable Housing Portfolio Joint Venture, (ii) if its target return has not been achieved by a specified date, and (iii) upon the failure to satisfy certain financial covenants.

The Affordable Housing Portfolio Joint Venture is a VIE. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact the Affordable Housing Portfolio Joint Venture’s economic performance, including property operations, capital expenditures and financing, and has the obligation to absorb losses and the right to receive benefits that could be significant to the Affordable Housing Portfolio Joint Venture (refer to Note 13 — “Variable Interest Entities”). Apollo’s interest is presented as redeemable non-controlling interest in mezzanine equity because redemption is not solely within the Company’s control. The interest was initially recorded at approximately $992.4 million, representing the $1.02 billion invested, net of approximately $27.6 million of issuance costs. Income is attributed to Apollo based on the contractual distribution provisions of the Affordable Housing Portfolio Joint Venture agreement, which are aligned for both ordinary and liquidating distributions as each incorporates the target return in determining Apollo’s economic claim on cash flows. Since the interest is considered probable of becoming redeemable, its carrying value is adjusted at each reporting date to the greater of the attributed amount and the current redemption value. The redemption value is the amount that would provide Apollo with its target return after taking into account distributions paid. As of September 30, 2026, the redemption value of Apollo's interest was approximately $1.0 billion.

The following tables detail the redeemable non-controlling interests activity related to the Special Limited Partner, third-party Operating Partnership unitholders, and Apollo’s interest in the Affordable Housing Portfolio Joint Venture for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Affordable Housing Portfolio Joint Venture(2)	Total
Balance at December 31, 2025	$258,241	$140,860	$—	$399,101
Issuance of redeemable non-controlling interest, net of issuance costs	—	—	992,370	992,370
Settlement of performance participation allocation	—	—	—	—
(Loss) income attributed to redeemable non-controlling interests(3)	(13,742)	(7,496)	11,900	(9,338)
Distributions	(9,992)	(5,450)	—	(15,442)
Other adjustments(4)	13,370	7,291	27,630	48,291
Balance at September 30, 2026	$247,877	$135,205	$1,031,900	$1,414,982

	Special Limited Partner(1)	Third-party Operating Partnership unitholders	Total
Balance at December 31, 2024	$280,872	$154,006	$434,878
Settlement of performance participation allocation	—	—	—
Conversion to Class I shares	—	(769)	(769)
Loss attributed to redeemable non-controlling interests(3)	(18,449)	(10,099)	(28,548)
Distributions	(12,049)	(6,603)	(18,652)
Other adjustments(4)	13,796	7,558	21,354
Balance at September 30, 2025	$264,170	$144,093	$408,263

(1)
Includes units transferred to Barry S. Sternlicht, which are deemed to be beneficially owned by Mr. Sternlicht.
(2)
Represents Apollo’s interest in the Affordable Housing Portfolio Joint Venture, issued on August 3, 2026. Refer to Note 11 and Note 13 for additional details.
(3)
(Loss) income attributed to the Special Limited Partner and third-party Operating Partnership unitholders is based on their proportionate ownership of the Operating Partnership. For Apollo’s interest in the Affordable Housing Portfolio Joint Venture, the amount for the three and nine months ended September 30, 2026 represents income attributed to Apollo based on the contractual distribution provisions of the Affordable Housing Portfolio Joint Venture agreement.
(4)
For the Special Limited Partner and third-party Operating Partnership unitholders, adjusts the carrying value to the redemption value, which approximates fair value. For Apollo’s interest, the amount for the three and nine months ended September 30, 2026, reflects a one-time remeasurement adjustment of $27.6 million resulting from recognizing the issuance costs as a reduction to the initial carrying value of Apollo’s redeemable non-controlling interest.

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

During the three months ended September 30, 2026 and 2025, the Company incurred management fees of approximately $19.9 million and approximately $21.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred management fees of approximately $60.4 million and approximately $66.6 million, respectively.

To date, the Advisor has elected to receive the management fee in shares of the Company’s common stock. During January 2026, the Company issued 346,519 unregistered Class I shares to the Advisor as payment for the $6.9 million management fee accrued as of December 31, 2025. For the nine months ended September 30, 2026, the Company issued 2,748,229 unregistered Class I shares to the Advisor as payment for the management fee incurred through August 2026 and also had a payable of approximately $6.6 million related to the management fee as of September 30, 2026, which is included in Due to affiliates on the Company’s Condensed Consolidated Balance Sheets. In October 2026, the Company issued 343,747 unregistered Class I shares to the Advisor as payment for the $6.6 million management fee accrued as of September 30, 2026. The shares issued to the Advisor for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, the Special Limited Partner, an affiliate of the Advisor, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV. Under the Operating Partnership’s limited partnership agreement, the annual total return will be allocated solely to the Special Limited Partner after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The annual distribution of the performance participation interest will be paid in cash or Class I units of the Operating Partnership, at the election of the Special Limited Partner. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize a performance participation allocation as the return hurdles were not achieved.

Related Party Share Ownership

As of September 30, 2026, the Advisor, its employees, its affiliates, including the Company’s executive officers, and the Company’s independent directors hold an aggregate of $527.1 million in the Company, across shares of common stock of the Company and Class I units in the Operating Partnership.

During the three and nine months ended September 30, 2026, the Company repurchased 513,382 and 1,455,044 Class I shares, held by the Advisor for total consideration of $10.0 million and $28.6 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 563,052 and 1,905,468 Class I shares, held by the Advisor for total consideration of $11.7 million and $40.3 million, respectively. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

Due to Affiliates

The following table details the components of Due to affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued stockholder servicing fee	$201,040	$224,332
Performance participation allocation	—	—
Accrued management fee	6,587	6,918
Accrued affiliate service provider expenses	3,571	3,921
Advanced operating expenses	2,872	638
Total	$214,070	$235,809

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

Accrued affiliate service provider expenses

The Company has engaged and expects to continue to engage Highmark Residential (formerly Milestone Management), a portfolio company owned by an affiliate of the Sponsor, to provide day-to-day operational and management services (including leasing, construction management, revenue management, accounting, legal and contract management, expense management, and capital expenditure projects and transaction support services) for a portion of the Company’s multifamily properties. The cost for such services is a percentage of the gross receipts and project costs, respectively, (which will be reviewed periodically and adjusted if appropriate), plus actual costs allocated for transaction support services. During the three months ended September 30, 2026 and 2025, the Company incurred approximately $8.4 million and $8.4 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred approximately $25.0 million and $24.5 million of expenses due to Highmark Residential in connection with its operational and management services, respectively. These amounts are primarily included in Property operating expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has engaged Rinaldi, Finkelstein & Franklin L.L.C. (“RFF”), a law firm owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of the Sponsor and certain of its affiliates, to provide corporate legal support services to the Company. During the three months ended September 30, 2026 and 2025, the amounts incurred for services provided by RFF were approximately $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the amounts incurred for services provided by RFF were approximately $0.3 million and $0.3 million, respectively.

The Company has engaged Essex Title, LLC (“Essex”), a title agent company majority owned by Starwood Capital. Essex acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Starwood Capital and its affiliates and third parties. Essex focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. Essex will not perform services in non-regulated states for the Company, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Starwood Capital receives distributions from Essex in connection with investments by the Company based on its equity interest in Essex. In each case, there will be no related offset to the Company. During the three months ended September 30, 2026 and 2025, the Company incurred approximately $0.7 million and $2.1 million of expenses for services provided by Essex, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred approximately $2.3 million and $2.3 million of expenses for services provided by Essex, respectively.

The Company has engaged Starwood Retail Partners to provide leasing and legal services for any retail and certain industrial and other properties the Company acquires. During the three and nine months ended September 30, 2026, the Company incurred an insignificant amount and approximately $0.1 million of expenses from Starwood Retail Partners, respectively. During the three and nine months ended September 30, 2025, the Company incurred approximately $0.1 million and $0.3 million of expenses from Starwood Retail Partners, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2026, the Company did not incur expenses relating to these services provided. During the three and nine months ended September 30, 2025, the Company incurred an insignificant amount of expenses relating to these services provided.

The Company has engaged STR Management Co, LLC, an affiliate of the Advisor, to provide property management services to certain of the Company’s residential units that function as short term rental assets. The costs for such services is a percentage of gross revenue produced by the short-term rentals on a monthly basis. During the three and nine months ended September 30, 2026, the Company incurred approximately $0.1 million and $0.4 million of expenses for services provided from STR Management Co, LLC, respectively. During the three and nine months ended September 30, 2025, the Company incurred approximately $0.2 million and $0.9 million of expenses for services provided from STR Management Co, LLC, respectively.

The Company has entered into an agreement with an affiliate of Starwood Global Opportunity Fund XI to assist with property management of the Company’s assets in Spain and Italy. The Starwood Capital Group (“SCG”) Southern Europe Team charges market fees for such property management services. During the three and nine months ended September 30, 2026, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2025, the amounts incurred for services provided by the SCG Southern Europe Team were $0.1 million and $0.2 million, respectively.

Advanced operating expenses

For the three months ended September 30, 2026 and 2025, the Advisor incurred approximately $3.9 million and $2.9 million, respectively, of expenses on the Company’s behalf for general corporate expenses. For the nine months ended September 30, 2026 and 2025, the Advisor incurred approximately $10.9 million and $9.6 million, respectively, of expenses on the Company’s behalf for general corporate expenses. Such amounts are generally reimbursed to the Advisor one month in arrears. These amounts are primarily included in General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

DST Program expenses

During the three months ended September 30, 2026, the Company did not incur any expenses in connection with the DST Program. During the nine months ended September 30, 2026, the Company incurred an insignificant amount of expenses in connection with the DST Program. During the three and nine months ended September 30, 2025, the Company incurred an insignificant amount and $0.1 million of expenses in connection with the DST Program, respectively.

13.
Variable Interest Entities

Consolidated VIEs

The Company consolidates VIEs for which it is the primary beneficiary. Refer to Note 2 — “Summary of Significant Accounting Policies” for the Company’s consolidation policy.

Operating Partnership. The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in the Operating Partnership is considered a majority voting interest.

DST Entities. The Company has determined that the DST entities are VIEs. The Company has determined that it is the primary beneficiary of these VIEs. As a result, these DST entities are included in the Company’s condensed consolidated financial statements.

Affordable Housing Portfolio Joint Venture. The Affordable Housing Portfolio Joint Venture is a VIE. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact the Affordable Housing Portfolio Joint Venture’s economic performance, including property operations, capital expenditures and financing, and has the obligation to absorb losses and the right to receive benefits that could be significant to the Affordable Housing Portfolio Joint Venture. As a result, the Affordable Housing Portfolio Joint Venture is included in the Company’s condensed consolidated financial statements. The Company has not provided financial support to the Affordable Housing Portfolio Joint Venture other than as contractually required, including its minimum yield support obligations (Note 14 — “Commitments and Contingencies”).

The following table presents the assets and liabilities of the Affordable Housing Portfolio Joint Venture, a consolidated VIE, included in the Condensed Consolidated Balance Sheets ($ in thousands):

	September 30, 2026	December 31, 2025
Assets
Investment in real estate, net	$3,023,463	$—
Cash and cash equivalents	27,242	—
Restricted cash	63,292	—
Other assets	18,525	—
Total assets of consolidated VIEs	$3,132,522	$—

Liabilities
Mortgage notes, net	$2,429,589	$—
Other liabilities	40,998	—
Due to affiliates	845	—
Total liabilities of consolidated VIEs	$2,471,432	$—

Net assets of consolidated VIEs	$661,090	$—

14.
Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Affordable Housing Portfolio Joint Venture. In connection with the formation of the Affordable Housing Portfolio Joint Venture, the Company has agreed to support a minimum annual yield on Apollo’s investment, which increases over time, and certain other payment obligations to Apollo, including payments that may become due upon asset sales and periodic make-whole payments. The longer Apollo remains in the Affordable Housing Portfolio Joint Venture, additional financial obligations will be imposed on the Company. The Company and an affiliate of the Company have guaranteed the payment obligations of its subsidiary that holds the Company’s interest in the Affordable Housing Portfolio Joint Venture. As of September 30, 2026, no amounts were due under these obligations. Amounts that may become payable are included in the redemption value of Apollo’s redeemable non-controlling interest. Refer to Note 11 — “Equity and Redeemable Non-controlling Interests”. The Affordable Housing Portfolio Joint Venture agreement also includes certain financial covenants of the Company and an affiliate of the Company. If these covenants are not satisfied, and the deficiency is not cured within the applicable cure period, the call right becomes accelerated and the Company would be obligated to pay a redemption price to Apollo. As of September 30, 2026, the Company and its affiliate were in compliance with all required covenants with no events of default.

15.
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

The following table presents the future lease payments due under the Company’s ground leases as of September 30, 2026 ($ in thousands):

Year	Operating Leases
2026 (remaining)	$179
2027	714
2028	714
2029	714
2030	743
2031	746
Thereafter	22,863
Total undiscounted future lease payments	26,673
Difference between undiscounted cash flows and discounted cash flows	(14,497)
Total right-of-use liabilities	$12,176

The Company utilized its incremental borrowing rate, which was between 4.5% and 6%, to determine its lease liabilities. As of September 30, 2026, the weighted average remaining lease term of the Company’s operating leases was 33 years.

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

The following table summarizes the fixed and variable components of the Company’s operating leases ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$354,710	$356,440	$1,061,143	$1,068,311
Variable lease payments	33,076	28,197	102,373	97,177
Rental revenue	$387,786	$384,637	$1,163,516	$1,165,488

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, office, and certain other properties as of September 30, 2026 ($ in thousands). The table excludes leases at the Company’s multifamily and certain other properties including single-family and self-storage properties, which are short term, generally 12 months or less, and are therefore not included pursuant to Accounting Standards Codification 842-20-50.

Year	Future Minimum Rents
2026 (remaining)	$67,328
2027	262,760
2028	232,539
2029	205,524
2030	175,563
2031	127,575
Thereafter	319,933
Total	$1,391,222

16.
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

The following table sets forth the total assets by segment ($ in thousands):

	September 30, 2026	December 31, 2025
Multifamily	$12,636,477	$12,993,713
Industrial	2,128,476	2,189,423
Office	1,557,430	1,593,352
Other properties(1)	1,143,608	1,183,005
Investment in real estate debt	952,762	915,431
Other (Corporate)	90,480	42,938
Total assets	$18,509,233	$18,917,862

__________

(1)
Other properties includes hospitality, single-family rental, self-storage, medical office and retail properties and two investments in unconsolidated real estate ventures.

The following table sets forth the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$291,686	$38,532	$40,621	$16,947	$—	$387,786
Other revenue	6,142	51	64	2,468	—	8,725
Total revenues	297,828	38,583	40,685	19,415	—	396,511
Expenses:
Property operating	141,276	9,382	14,923	8,578	—	174,159
Total segment expenses	141,276	9,382	14,923	8,578	—	174,159
Loss from unconsolidated real estate ventures	—	—	—	(3,122)	—	(3,122)
Income from investment in real estate debt, net	—	—	—	—	22,660	22,660
Segment net operating income	$156,552	$29,201	$25,762	$7,715	$22,660	$241,890

General and administrative						(9,018)
Management fees						(19,874)
Impairment of investments in real estate						—
Depreciation and amortization						(176,852)
Net loss on dispositions of real estate						(15)
Interest expense						(184,804)
Loss on extinguishment of debt						(1,340)
Other income, net						19,345
Net loss						$(130,668)
Net loss attributable to non-controlling interests in consolidated joint ventures						906
Net loss attributable to non-controlling interests in Operating Partnership						7,282
Net income attributable to redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture						(11,900)
Net loss attributable to stockholders						$(134,380)

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$288,811	$37,818	$41,314	$16,694	$—	$384,637
Other revenue	4,656	46	72	4,539	—	9,313
Total revenues	293,467	37,864	41,386	21,233	—	393,950
Expenses:
Property operating	137,515	9,499	15,562	9,793	—	172,369
Total segment expenses	137,515	9,499	15,562	9,793	—	172,369
Loss from unconsolidated real estate ventures	—	—	—	(4,280)	—	(4,280)
Income from investment in real estate debt, net	—	—	—	—	17,093	17,093
Segment net operating income	$155,952	$28,365	$25,824	$7,160	$17,093	$234,394

General and administrative						(10,289)
Management fees						(21,678)
Impairment of investments in real estate						(5,123)
Depreciation and amortization						(178,267)
Net loss on dispositions of real estate						(3,239)
Interest expense						(159,915)
Loss on extinguishment of debt						(1,289)
Other expense, net						(33,463)
Net loss						$(178,869)
Net loss attributable to non-controlling interests in consolidated joint ventures						1,354
Net loss attributable to non-controlling interests in Operating Partnership						9,004
Net loss attributable to stockholders						$(168,511)

The following table sets forth the financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$871,165	$118,694	$123,169	$50,488	$—	$1,163,516
Other revenue	17,050	144	206	5,829	—	23,229
Total revenues	888,215	118,838	123,375	56,317	—	1,186,745
Expenses:
Property operating	401,769	28,112	44,641	24,903	—	499,425
Total segment expenses	401,769	28,112	44,641	24,903	—	499,425
Loss from unconsolidated real estate ventures	—	—	—	(8,925)	—	(8,925)
Income from investment in real estate debt, net	—	—	—	—	65,028	65,028
Segment net operating income	$486,446	$90,726	$78,734	$22,489	$65,028	$743,423

General and administrative						(28,891)
Management fees						(60,374)
Impairment of investments in real estate						—
Depreciation and amortization						(531,845)
Net loss on dispositions of real estate						(1,038)
Interest expense						(539,947)
Loss on extinguishment of debt						(5,471)
Other income, net						20,581
Net loss						$(403,562)
Net loss attributable to non-controlling interests in consolidated joint ventures						2,754
Net loss attributable to non-controlling interests in Operating Partnership						21,238
Net income attributable to redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture						(11,900)
Net loss attributable to stockholders						$(391,470)

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Office	Other	Investment in Real Estate Debt	Total
Revenues:
Rental revenue	$874,444	$113,724	$124,033	$53,287	$—	$1,165,488
Other revenue	12,519	146	191	10,406	—	23,262
Total revenues	886,963	113,870	124,224	63,693	—	1,188,750
Expenses:
Property operating	407,159	26,932	46,878	29,384	—	510,353
Total segment expenses	407,159	26,932	46,878	29,384	—	510,353
Loss from unconsolidated real estate ventures	—	—	—	(10,634)	—	(10,634)
Income from investment in real estate debt, net	—	—	—	—	55,223	55,223
Segment net operating income	$479,804	$86,938	$77,346	$23,675	$55,223	$722,986

General and administrative						(28,970)
Management fees						(66,622)
Impairment of investments in real estate						(5,123)
Depreciation and amortization						(524,771)
Net gain on dispositions of real estate						20,538
Interest expense						(463,033)
Loss on extinguishment of debt						(1,809)
Other expense, net						(224,969)
Net loss						$(571,773)
Net loss attributable to non-controlling interests in consolidated joint ventures						3,637
Net loss attributable to non-controlling interests in Operating Partnership						28,548
Net loss attributable to stockholders						$(539,588)

17.
Subsequent Events

The Company has evaluated events subsequent to September 30, 2026 through the date the unaudited condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure.

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

As of November 12, 2026, we had received net proceeds of $14.3 billion from the sale of our common stock through our public offerings. We have contributed the net proceeds from our public offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D and Class I units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Portfolio.”

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

Under the DST Program, each DST Property may be sourced from our real properties or from third parties, which will be held in a DST and are leased-back to a wholly owned subsidiary of the Operating Partnership on a long-term basis through January 2, 2031, unless sooner terminated pursuant to master lease agreements. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for Operating Partnership units or cash, at the Operating Partnership’s discretion. Such FMV Option shall be exercisable any time after two years from the closing of the applicable DST Offering. The Operating Partnership, in its sole and absolute discretion, may assign its rights in the FMV Option to a subsidiary, an affiliate, a successor entity to the Operating Partnership or the acquiror of a majority of the Operating Partnership’s assets. After a one-year holding period, investors who acquire Operating Partnership units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their Operating Partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

As of September 30, 2026, we have raised approximately $66.2 million in gross offering proceeds through the DST Program.

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

Recent Developments

Portfolio Update

During the third quarter of 2026, we continued implementing our action plan to strengthen our financial position, improve liquidity and position the portfolio for long-term performance. While higher interest rates are creating additional challenges for real estate valuations and financing costs, we made progress in reducing leverage, extending debt maturities and advancing initiatives to improve property-level cash flow.

On August 3, 2026, we closed on our $1.02 billion strategic partnership with Apollo Global Management, pursuant to which Apollo acquired a 41.5% non-controlling interest in a newly formed joint venture that indirectly owns approximately 120 of our affordable housing properties. We retained a 58.5% ownership interest, full operational control of the properties and a call option to repurchase Apollo’s interest between the fifth and 10th anniversary of the closing date, subject to the terms of the transaction. The transaction was completed at the current net asset value of the contributed portfolio. We used the proceeds to repay a significant portion of our corporate lines of credit, replacing borrowing with long-term equity capital and reducing near-term interest expense. Our leverage declined from 58% as of June 30, 2026 to 54% as of September 30, 2026.

We also completed a five-year extension of our corporate lines of credit and approximately $1.3 billion of property-level mortgage refinancings during the quarter. We have now substantially addressed the maturity wave of 2026 and 2027, with approximately $7.4 billion of refinancings completed since early last year (excluding the corporate lines of credit), which has reduced refinancing risk and enhanced our financial flexibility.

During the quarter, our NAV per share declined 1.8%. A modest decline in property values, primarily within our market-rate multifamily portfolio, contributed to the results. However, the larger drivers of negative performance were lower property cash flow, higher interest expense due to the movement in rates, and costs associated with refinancing property debt and the revolver. These refinancings incurred costs during the quarter but extended our debt maturities and reduced refinancing risk. Including distributions, the total return for Class I shares was (0.6)% for the quarter and (0.2)% for the nine months ended September 30, 2026.

Operationally, occupancy remained strong at 93% across the portfolio, and we saw improvement in several key leasing indicators. Our affordable housing portfolio continued to benefit from sustained demand and rents below alternative housing options. We also began implementing the 2026 maximum allowable rents and continued initiatives to reduce bad debt and improve economic occupancy. These initiatives are expected to deliver benefits gradually, with the full impact anticipated to take 12 months or longer to realize.

In our market-rate multifamily portfolio, combined new and renewal lease trade-outs increased to 0.9%, compared with 0.2% in the second quarter and (0.9)% in the first quarter. Although new-lease trade-outs remained negative, the improvement in combined leasing results extended across more of our markets. We believe declining new supply and continued demand for rental housing support the prospect of further improvement, although the timing and pace of rent growth remain uncertain.

Our industrial portfolio also made progress, with several significant leases increasing occupancy from 90% to 94%. Across our U.S. industrial portfolio, new and renewal leases signed through September 30, 2026 achieved a 38% releasing spread. In-place rents remained approximately 12% below market rents, providing an opportunity for additional income growth as leases expire.

We remain focused on improving property cash flow through stronger resident credit underwriting, reduced turnover, lower insurance and other operating costs, and investments in technology. We continue to closely monitor the interest rate environment and its implications for the portfolio. While challenges remain, we believe our balance sheet progress, improving leasing trends and ongoing operating initiatives better position the portfolio for the long term.

Our share repurchase program remains suspended to preserve liquidity and protect the long-term value of the portfolio for all stockholders. We intend to reinstate the program when we believe it can be done in a sustainable manner and in the best interests of all stockholders.

Q3 2026 Highlights

Operating Results:

•
Declared monthly net distributions totaling $86.8 million for the three months ended September 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
Average Annualized Distribution Rate	3.9%	3.9%	4.6%	4.8%
Annualized Year-to-Date Total Return, without upfront selling commissions and dealer manager fees	(1.1%)	(1.1%)	(0.5%)	(0.2%)
Annualized Inception-to-Date Total Return, without upfront selling commissions and dealer manager fees	4.1%	4.1%	4.5%	4.9%
Annualized Inception-to-Date Total Return, assuming full upfront selling commissions and dealer manager fees	3.7%	3.6%	4.3%	N/A

Financing Activity:

•
Closed on a $1.02 billion investment by Apollo in the Affordable Housing Portfolio Joint Venture and used the proceeds to repay approximately $876.0 million of borrowings under our lines of credit and retire our senior secured revolving credit facility. Extended approximately $1.35 billion of line of credit commitments on a secured basis through August 2031, including a one-year extension option at our discretion.
•
Refinanced and closed an aggregate of $1.2 billion in property-level financing.

Portfolio

Summary of Portfolio

The following chart outlines the percentage of our assets across investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2026:

The following charts further describe the composition of our investments in real estate and our investment in a real estate loan based on fair value as of September 30, 2026:

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

Investments in Real Estate

The following table provides a summary of our portfolio as of September 30, 2026 ($ in thousands):

Segment	Number of Consolidated Properties	Sq. Feet (in millions) / Number of Units/Keys	Occupancy Rate (1)	Gross Asset Value (2)	Segment Revenue for the nine months ended September 30, 2026	Percentage of Segment Revenue
Multifamily	271	63,233 units	95%	$15,361,900	$888,215	75%
Industrial	81	15.79 sq. ft.	90%	2,700,094	118,838	10%
Office	20	3.90 sq. ft.	91%	1,525,519	123,375	10%
Other Properties(3)(4)	30	N/A (5)	N/A	933,000	56,317	5%
Total	402			$20,520,513	$1,186,745	100%

(1)
The occupancy rate for our multifamily investments is defined as the number of leased units divided by the total unit count as of September 30, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2026.
(2)
Based on fair value as of September 30, 2026.
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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of September 30, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Units
Multifamily(1)	$18,325
Industrial(2)	$8.71
Office(2)	$33.81

(1)
For multifamily properties, average effective annual base rent per leased unit represents the annualized base rent for the nine months ended September 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)
For industrial and office properties, average effective annual base rent represents the annualized base rent per leased square foot for the nine months ended September 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of September 30, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Multifamily:
Florida Affordable Multifamily Portfolio(3)	4	Jacksonville/Naples, FL	January 2019	59%	1,150	94%
Phoenix Property	1	Mesa, AZ	January 2019	100%	256	95%
Columbus Multifamily	2	Columbus, OH	October 2019	96%	516	94%
Cascades Apartments(4)	1	Charlotte, NC	October 2019	45%	570	94%
Exchange on Erwin	1	Durham, NC	November 2019	100%	265	97%
Avida Apartments	1	Salt Lake City, UT	December 2019	100%	400	93%
Southeast Affordable Housing Portfolio(3)	22	Various	Various 2020	59%	4,384	93%
Florida Affordable Housing Portfolio II(3)	4	Jacksonville, FL	October 2020	59%	958	94%
Mid-Atlantic Affordable Housing Portfolio(3)	28	Various	October 2020	59%	3,660	96%
Kalina Way(4)	1	Salt Lake City, UT	December 2020	45%	264	95%
Southeast Affordable Housing Portfolio II(3)	9	DC, FL, GA, MD, SC, VA	May 2021	59%	1,642	96%
Azalea Multifamily Portfolio	14	TX, FL, NC, MD, TN, GA	June/July 2021	100%	4,548	95%
Keystone Castle Hills	1	Dallas, TX	July 2021	100%	690	95%
Greater Boston Affordable Portfolio	5	Boston, MA	August/September 2021	98%	842	95%
Columbus Preferred Portfolio	2	Columbus, OH	September 2021	96%	400	97%
The Palmer Dadeland	1	Dadeland, FL	September 2021	100%	844	96%
Seven Springs Apartments	1	Burlington, MA	September 2021	100%	331	95%
Maison’s Landing	1	Taylorsville, UT	September 2021	100%	492	95%
Sawyer Flats	1	Gaithersburg, MD	October 2021	100%	648	97%
Raleigh Multifamily Portfolio	6	Raleigh, NC	November 2021	95%	2,291	95%
SEG Multifamily Portfolio	57	Various	November 2021	100%	14,066	94%
South Florida Multifamily Portfolio	3	Various	November 2021	95%	1,150	96%
Florida Affordable Housing Portfolio III(3)	16	Various	November 2021	59%	2,660	95%
Central Park Portfolio	9	Denver, CO	December 2021	100%	1,444	94%
National Affordable Housing Portfolio(3)	17	Various	December 2021	59%	3,264	94%
Phoenix Affordable Housing Portfolio(3)	7	Phoenix, AZ	April/May 2022	59%	1,462	92%
Mid-Atlantic Affordable Housing Portfolio II(3)	8	DC, GA	April 2022	59%	1,449	93%
Texas and North Carolina Multifamily Portfolio	5	TX, NC	April/June 2022	95%	1,601	93%
Summit Multifamily Portfolio	33	Various	May/June 2022	100%	8,612	94%
Florida Affordable Housing Portfolio IV(5)	9	Various, FL	June/July 2022	100%	2,054	93%
Blue Multifamily Portfolio	1	San Antonio, TX	August 2022	100%	320	92%
Total Multifamily	271				63,233
Industrial:
Airport Logistics Park	6	Nashville, TN	September 2020	100%	0.40	100%
Marshfield Industrial Portfolio	4	Baltimore, MD	October 2020	100%	1.33	76%
Denver/Boulder Industrial Portfolio	16	Denver, CO	April 2021	100%	1.68	100%
Reno Logistics Portfolio	18	Reno, NV	May 2021	100%	3.04	85%
Northern Italy Industrial Portfolio	4	Northern Italy	August 2021	100%	0.75	100%
Southwest Light Industrial Portfolio	15	AZ, NV	September 2021	100%	2.48	92%
Norway Logistics Portfolio	2	Oslo, Norway	February 2022	100%	0.38	100%
Verona Oppeano	5	Verona, Italy	June 2022	100%	2.64	94%
Denmark Logistics Portfolio	10	Eastern Denmark	June 2022	100%	1.97	100%
Belgioioso Logistics	1	Greater Milan, Italy	August 2022	100%	1.12	100%
Total Industrial	81				15.79
Office:
Florida Office Portfolio	11	Jacksonville, FL	May 2019	97%	1.27	83%
Columbus Office Portfolio	1	Columbus, OH	October 2019	96%	0.32	63%
Nashville Office	1	Nashville, TN	February 2020	100%	0.36	93%
60 State Street	1	Boston, MA	March 2020	100%	0.91	90%
Stonebridge	3	Atlanta, GA	February 2021	100%	0.46	95%
M Campus	2	Paris, France	December 2021	100%	0.24	100%
Barcelona Mediacomplex	1	Barcelona, Spain	June 2022	100%	0.34	97%
Total Office	20				3.90

Segment and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest (1)	Sq. Feet (in millions) / Number of Units/Keys	Occupancy(2)
Other Properties:
U.S. Select Service Portfolio	1	Boulder, CO	January 2019	100%	150	66%
Fort Lauderdale Hotel (7)	1	Fort Lauderdale, FL	March 2019	43%	236	68%
Exchange on Erwin - Commercial	2	Durham, NC	November 2019	100%	0.10	100%
Barlow	1	Chevy Chase, MD	March 2020	100%	0.29	86%
Single-Family Rental Joint Venture	N/A	Various	Various	95%	858	94%
Sun Belt Single-Family Rental Portfolio	N/A	Various	December 2021	100%	19	90%
Morningstar Self-Storage Joint Venture	26	Various	December 2021/March 2022	95%	1.94	84%
Extended Stay Portfolio (7)	195	Various	July 2022	45%	24,802	84%
Total Other Properties	226				N/A (6)
Total Investment Properties	598

(1)
Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments, other than the Affordable Housing Portfolio Joint Venture (see footnote 3 below), are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets. The table also includes two investments (196 total properties) owned by two unconsolidated real estate ventures.
(2)
The occupancy rate for our multifamily and certain other properties, including single-family rental investments, is defined as the number of leased units divided by the total unit count as of September 30, 2026. The occupancy rate for our industrial and office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2026. The occupancy rate for our other investments, including self-storage investments, is defined as all leased square footage divided by the total available square footage as well as the trailing 12 month average occupancy for hospitality and extended stay investments for the period ended September 30, 2026.
(3)
Properties owned by the Affordable Housing Portfolio Joint Venture, in which we hold a 58.5% equity interest and Apollo holds a 41.5% equity interest. We consolidate the Affordable Housing Portfolio Joint Venture and retain operational control. Apollo is entitled to distributions in accordance with the Affordable Housing Portfolio Joint Venture agreement, and its interest is presented as redeemable non-controlling interest on our Condensed Consolidated Balance Sheets. Refer to Note 11 — “Equity and Redeemable Non-controlling Interests” and Note 13 — “Variable Interest Entities” in the notes to our condensed consolidated financial statements for additional details.
(4)
Held through our DST Program as of September 30, 2026. These properties have been consolidated on our Condensed Consolidated Balance Sheets. Any profit interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures on our Condensed Consolidated Balance Sheets.
(5)
Properties are wholly owned by us. Cash flows from these properties are transferred to the Affordable Housing Portfolio Joint Venture in accordance with its operating agreement. Refer to Note 14 — “Commitments and Contingencies” in the notes to our condensed consolidated financial statements for additional details.
(6)
Includes approximately 2.3 million sq. ft. across our self-storage, medical office and retail properties, 25,188 keys at our hospitality and extended stay properties and 877 single-family rental units.
(7)
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

During the three and nine months ended September 30, 2026, we did not recognize any impairments on our investments in real estate. During the three and nine months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property.

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

During the three and nine months ended September 30, 2026 and 2025, we did not recognize any impairments on our investments in unconsolidated real estate ventures.

Investment in Real Estate Debt

The following table details our investment in real estate debt as of September 30, 2026 ($ in thousands):

		September 30, 2026
Type of Security/Loan	Number of Positions	Coupon (1)	Maturity Date (2)	Cost Basis	Fair Value
Term loan	1	BBSY + 4.75%	June 2030	$954,492	$952,762
Total investment in real estate debt	1	BBSY + 4.75%	June 2030	$954,492	$952,762

(1)
The symbol “BBSY” refers to the relevant benchmark rate, which is three-month BBSY.
(2)
Maturity date is based on the fully extended maturity date of the underlying collateral.

During June 2022, we provided financing in the form of a term loan to an unaffiliated entity in connection with its acquisition of Australia’s largest hotel and casino company. The loan is in the amount of AUD 1,377 million and has an initial term of five years, with a two-year extension option. The loan is pre-payable at the option of the borrower at any time. During June 2025, we extended the loan term by three years to June 2030. During the nine months ended September 30, 2026, we received principal repayments of $2.4 million on our investment in real estate debt. During the three months ended September 30, 2026, we did not receive any principal repayments on our investment in real estate debt.

Lease Expirations

The following table details the expiring leases at our industrial, office and other properties by annualized base rent as of September 30, 2026 ($ in thousands). The table below excludes our multifamily and certain other properties, including single-family rental and self-storage properties, as substantially all leases at such properties expire within 12 months.

	Industrial		Office		Other Properties		Total
Year	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2026	$11,479	4%	$2,403	1%	$123	0%	$14,005	5%
2027	26,476	8%	8,069	3%	1,298	0%	35,843	11%
2028	24,407	8%	13,742	4%	1,234	0%	39,383	12%
2029	19,904	6%	7,763	2%	2,645	1%	30,312	9%
2030	20,361	6%	19,371	6%	1,736	1%	41,468	13%
2031	13,079	4%	34,087	11%	860	0%	48,026	15%
2032	10,601	3%	11,679	4%	4,490	2%	26,770	9%
2033	11,292	4%	14,739	5%	2,535	1%	28,566	10%
2034	2,914	1%	6,814	2%	434	0%	10,162	3%
2035	307	0%	2,317	1%	492	0%	3,116	1%
Thereafter	4,191	2%	24,828	8%	7,253	2%	36,272	12%
Total	$145,011	46%	$145,812	47%	$23,100	7%	$313,923	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.

Certain operating leases contain early termination options that require advance notification and may include payment of penalty, which, in most cases, is substantial enough to be deemed economically disadvantageous by a tenant to exercise. As of September 30, 2026, approximately 1% of our industrial portfolio square footage and approximately 13% of our office portfolio square footage is subject to early termination provisions. Approximately 65% of our office portfolio that is subject to these early termination provisions has early termination dates prior to January 1, 2030.

During the nine months ended September 30, 2026, one tenant exercised early lease termination provisions, impacting 2,637 square feet across our industrial and office properties, which represents an insignificant percentage of our combined square footage owned across our industrial and office properties. During the year ended December 31, 2025, three tenants exercised early lease termination provisions, impacting 34,202 square feet across our industrial and office properties, which represents approximately 0.3% of our combined square footage owned across our industrial and office properties.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$
Revenues
Rental revenue	$387,786	$384,637	$3,149
Other revenue	8,725	9,313	(588)
Total revenues	396,511	393,950	2,561
Expenses
Property operating	174,159	172,369	1,790
General and administrative	9,018	10,289	(1,271)
Management fees	19,874	21,678	(1,804)
Performance participation allocation	—	—	—
Impairment of investments in real estate	—	5,123	(5,123)
Depreciation and amortization	176,852	178,267	(1,415)
Total expenses	379,903	387,726	(7,823)
Other expense
Loss from unconsolidated real estate ventures	(3,122)	(4,280)	1,158
Income from investment in real estate debt, net	22,660	17,093	5,567
Net loss on dispositions of real estate	(15)	(3,239)	3,224
Interest expense	(184,804)	(159,915)	(24,889)
Loss on extinguishment of debt	(1,340)	(1,289)	(51)
Other income (expense), net	19,345	(33,463)	52,808
Total other expense	(147,276)	(185,093)	37,817
Net loss	(130,668)	(178,869)	48,201
Net loss attributable to non-controlling interests in consolidated joint ventures	906	1,354	(448)
Net loss attributable to redeemable non-controlling interests in Operating Partnership	7,282	9,004	(1,722)
Net income attributable to redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture	(11,900)	—	(11,900)
Net loss attributable to stockholders	$(134,380)	$(168,511)	$34,131

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the three months ended September 30, 2026 and 2025, rental revenue was $387.8 million and $384.6 million, respectively. The increase in rental revenue was driven by an increase in average rental rates for multifamily and industrial assets for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the three months ended September 30, 2026 and 2025, other revenue was $8.7 million and $9.3 million, respectively, resulting in a year over year decrease of approximately $0.6 million, driven by a reduction in other revenue at our hospitality properties, partially offset by an increase in other revenue at our multifamily properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended September 30, 2026 and 2025, property operating expenses were $174.2 million and $172.4 million, respectively. The increase was driven primarily by an increase in operating expenses at our multifamily properties.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the three months ended September 30, 2026, general and administrative expenses decreased $1.3 million compared to the three months ended September 30, 2025 primarily due to a reduction in professional services fee expenses.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2026 and 2025, management fees were $19.9 million and $21.7 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2025 to September 30, 2026.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the three months ended September 30, 2026 and 2025, there was no performance participation allocation as the return hurdle was not achieved.

During the three months ended September 30, 2026, we did not recognize any impairments on our investments in real estate. During the three months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2026 and 2025, depreciation and amortization expenses were $176.9 million and $178.3 million, respectively. The decrease in depreciation expense was driven by a decrease in depreciation expense on our multifamily properties during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other Expense

During the three months ended September 30, 2026 and 2025, loss from unconsolidated real estate ventures was ($3.1) million and ($4.3) million, respectively, driven by reduced interest expense on one of our unconsolidated real estate venture investments.

During the three months ended September 30, 2026 and 2025, income from investment in real estate debt, net was $22.7 million and $17.1 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily attributable to an increase in interest income on our one floating-rate term loan investment.

During the three months ended September 30, 2026, we did not sell any investments in real estate. We recorded an insignificant amount of net losses on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of our properties. No proceeds were received in connection with these retirements. During the three months ended September 30, 2025, we recorded ($3.2) million of net losses from the disposition of 10 single-family rental units and other disposals of furniture, fixtures and equipment.

During the three months ended September 30, 2026 and 2025, interest expense was $184.8 million and $159.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, lines of credit and borrowings under our secured financing on investment in real estate debt. The increase was primarily driven by an increase in interest expense of $24.7 million on our mortgage notes during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, the loss on extinguishment of debt was ($1.3) million as a result of refinancing activities. During the three months ended September 30, 2025 the loss on extinguishment of debt was ($1.3) million as a result of refinancing activities.

During the three months ended September 30, 2026 and 2025, other income (expense), net was $19.3 million and ($33.5) million, respectively. These results were primarily driven by unrealized gains relating to the changes in the fair value of our interest rate caps and swaps of $46.2 million during the three months ended September 30, 2026, compared to unrealized losses of ($39.7) million during the three months ended September 30, 2025. These results were also driven by unrealized gains relating to the changes in the fair value of our foreign exchange market forwards of $2.1 million during the three months ended September 30, 2026, compared to unrealized gains of $1.9 million during the three months ended September 30, 2025. These results were partially offset by realized losses of ($27.0) million relating to the settlement of certain interest rate caps and swaps during the three months ended September 30, 2026, compared to $0.3 million of realized gains recognized during the three months ended September 30, 2025. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

	For the Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$
Revenues
Rental revenue	$1,163,516	$1,165,488	$(1,972)
Other revenue	23,229	23,262	(33)
Total revenues	1,186,745	1,188,750	(2,005)
Expenses
Property operating	499,425	510,353	(10,928)
General and administrative	28,891	28,970	(79)
Management fees	60,374	66,622	(6,248)
Performance participation allocation	—	—	—
Impairment of investments in real estate	—	5,123	(5,123)
Depreciation and amortization	531,845	524,771	7,074
Total expenses	1,120,535	1,135,839	(15,304)
Other expense
Loss from unconsolidated real estate ventures	(8,925)	(10,634)	1,709
Income from investment in real estate debt, net	65,028	55,223	9,805
Net (loss) gain on dispositions of real estate	(1,038)	20,538	(21,576)
Interest expense	(539,947)	(463,033)	(76,914)
Loss on extinguishment of debt	(5,471)	(1,809)	(3,662)
Other income (expense), net	20,581	(224,969)	245,550
Total other expense	(469,772)	(624,684)	154,912
Net loss	(403,562)	(571,773)	168,211
Net loss attributable to non-controlling interests in consolidated joint ventures	2,754	3,637	(883)
Net loss attributable to redeemable non-controlling interests in Operating Partnership	21,238	28,548	(7,310)
Net income attributable to redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture	(11,900)	—	(11,900)
Net loss attributable to stockholders	$(391,470)	$(539,588)	$148,118

Revenues

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, industrial, office and other properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. During the nine months ended September 30, 2026 and 2025, rental revenue was approximately $1.2 billion and approximately $1.2 billion, respectively. The decrease in rental revenue was driven by the impact of asset sales during the nine months ended September 30, 2025, offset by an increase in average rental rates for multifamily and industrial assets for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other revenue primarily consists of revenue generated by our hospitality properties. Hospitality revenue consists primarily of room revenue. During the nine months ended September 30, 2026 and 2025, other revenue was $23.2 million and $23.3 million, respectively, driven by a reduction in other revenue at our hospitality properties due to an asset sale during the nine months ended September 30, 2025, partially offset by an increase in other revenue at our multifamily properties.

Expenses

Property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. Property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the nine months ended September 30, 2026 and 2025, property operating expenses were $499.4 million and $510.4 million, respectively. The decrease was driven primarily by the impact of asset sales during the nine months ended September 30, 2025.

General and administrative expenses are corporate-level expenses that relate mainly to our compliance and administration costs and consist primarily of legal fees, accounting fees, transfer agent fees and other professional fees. During the nine months ended September 30, 2026, general and administrative expenses decreased $0.1 million compared to the nine months ended September 30, 2025 primarily due a reduction in professional services expenses, partially offset by an increase in legal and other professional fee expenses associated with property-level refinancings.

Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2026 and 2025, management fees were $60.4 million and $66.6 million, respectively. The decrease was primarily driven by the reduction in our average NAV from September 30, 2025 to September 30, 2026.

Performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. During the nine months ended September 30, 2026 and 2025, there was no performance participation allocation as the return hurdle was not achieved.

During the nine months ended September 30, 2026, we did not recognize any impairments on our investments in real estate. During the nine months ended September 30, 2025, we recognized a $5.1 million impairment charge on one hospitality property.

Depreciation and amortization expenses are impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2026 and 2025, depreciation and amortization expenses were $531.8 million and $524.8 million, respectively. The increase in depreciation expense was driven by an increase in depreciation expense on our multifamily properties during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other Expense

During the nine months ended September 30, 2026 and 2025, loss from unconsolidated real estate ventures was ($8.9) million and ($10.6) million, respectively, driven by reduced interest expense on one of our unconsolidated real estate venture investments.

During the nine months ended September 30, 2026 and 2025, income from investment in real estate debt, net was $65.0 million and $55.2 million, respectively, which consisted of interest income, realized losses, and unrealized gains and losses resulting from changes in the fair value of our real estate debt investments and related hedges. The increase was primarily attributable to an increase in interest income on our one floating-rate term loan investment.

During the nine months ended September 30, 2026, we sold one single-family rental unit, generating total net cash proceeds, net of mortgage repayments, of approximately $0.1 million. We recorded net losses of ($1.0) million, consisting of losses on the retirement of certain furniture, fixtures and equipment in connection with capital improvement activities at certain of our properties and a net loss on the disposition of one single-family rental unit. No proceeds were received in connection with the furniture, fixtures and equipment retirements. During the nine months ended September 30, 2025, we recorded $20.5 million of net gains from the disposition of 43 industrial properties, 13 multifamily properties, one hospitality property, one retail property and 52 single-family rental units.

During the nine months ended September 30, 2026 and 2025, interest expense was $539.9 million and $463.0 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes, secured credit facilities, lines of credit and borrowings under our secured financing on investment in real estate debt. The increase was primarily driven by an increase in interest expense of $66.7 million on our mortgage notes, an increase in interest expense of $3.6 million on our lines of credit, and an increase in interest expense of $4.3 million on borrowings under our secured financing on investment in real estate debt during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the loss on extinguishment of debt was ($5.5) million as a result of refinancing activities. During the nine months ended September 30, 2025 the loss on extinguishment of debt was ($1.8) million as a result of refinancing activities.

During the nine months ended September 30, 2026 and 2025, other income (expense), net was $20.6 million and ($225.0) million, respectively. These results were primarily driven by unrealized gains relating to the changes in the fair value of our interest rate caps and swaps of $67.4 million during the nine months ended September 30, 2026, compared to unrealized losses of ($156.8) million during the nine months ended September 30, 2025. These results were also driven by unrealized gains relating to the changes in the fair value of our foreign exchange market forwards of $5.6 million during the nine months ended September 30, 2026, compared to unrealized losses of ($93.8) million during the nine months ended September 30, 2025. These results were partially offset by realized losses of ($60.0) million relating to the settlement of certain interest rate caps and swaps during the nine months ended September 30, 2026, compared to $0.9 million of realized gains recognized during the nine months ended September 30, 2025. The interest rate caps and swaps are used primarily to limit our interest rate payments on certain of our variable rate borrowings.

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

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, net, (iv) amortization of mortgage premium / discount, (v) unrealized gains or losses from changes in the fair value of investment in real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) amortization of restricted stock awards, (viii) non-cash performance participation allocation, even if repurchased by us, (ix) amortization of deferred financing costs, (x) gains or losses on extinguishment of debt, and (xi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by Nareit and our calculation of AFFO may not be comparable to disclosures made by other REITs. FFO and AFFO attributable to stockholders are presented after income attributed to Apollo’s redeemable non-controlling interest of $11.9 million for the three and nine months ended September 30, 2026.

The following table presents a reconciliation of GAAP net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to stockholders	$(134,380)	$(168,511)	$(391,470)	$(539,588)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	176,852	178,267	531,845	524,771
Impairment of investments in real estate	—	5,123	—	5,123
Investment in unconsolidated real estate ventures – depreciation and amortization	13,335	13,056	39,756	38,439
Net loss (gain) on dispositions of real estate	15	3,239	1,038	(20,538)
Amount attributable to non-controlling interests for above adjustments	(1,217)	(1,264)	(3,637)	(3,775)
FFO attributable to stockholders	54,605	29,910	177,532	4,432
Adjustments to arrive at AFFO:
Straight-line rental expense (income)	(3,460)	(1,432)	(5,920)	(4,534)
Deferred income amortization (1)	(8,945)	(8,053)	(19,457)	(18,451)
Amortization of above- and below-market lease intangibles, net	290	(137)	(57)	(646)
Unrealized losses (gains) from changes in the fair value of investment in real estate debt and other financial instruments	(48,296)	39,781	(72,957)	253,703
Foreign currency gain	(1,173)	(3,987)	(16,085)	(24,756)
Non-cash performance participation allocation	—	—	—	—
Amortization of deferred financing costs	8,521	1,154	20,959	18,412
Amortization of restricted stock awards	210	210	630	630
Loss on extinguishment of debt	1,340	1,289	5,471	1,809
Amount attributable to non-controlling interests for above adjustments	895	(400)	410	(1,299)
AFFO attributable to stockholders	$3,987	$58,335	$90,526	$229,300

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate	$20,907,043
Investment in real estate debt	955,584
Cash and cash equivalents	193,491
Restricted cash	247,906
Other assets	215,317
Debt obligations	(11,771,357)
Secured financings on investment in real estate debt	(573,350)
Subscriptions received in advance	—
Other liabilities	(1,144,377)
Performance participation accrual	—
Management fee payable	(6,587)
Accrued stockholder servicing fees(1)	(2,497)
Non-controlling interests in consolidated joint ventures	(1,154,396)
Net asset value	$7,866,777
Number of outstanding shares/units	409,209

__________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of September 30, 2026, we have accrued under GAAP $201.0 million of stockholder servicing fees payable to the Dealer Manager related to the Class T, Class S and Class D shares sold.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share	Class S Shares	Class T Shares	Class D Shares	Class I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$3,336,532	$85,589	$461,132	$3,600,442	$383,082	$7,866,777
Number of outstanding shares/units	172,543	4,425	24,370	187,881	19,990	409,209
NAV Per Share/Unit as of September 30, 2026	$19.34	$19.34	$18.92	$19.16	$19.16

__________

(1)
Includes the Operating Partnership units held by the Special Limited Partner and other third parties.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2026 valuations, based on property types. Once we own more than one single-family, one self-storage and one extended stay investment, we will include the key assumptions for the property types.

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

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Office Investment Values	Other Investment Values
Discount Rate	0.25% decrease	+1.9%	+1.9%	+1.9%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+2.8%	+2.4%	+2.3%
(weighted average)	0.25% increase	(2.7)%	(2.6)%	(2.2)%	(2.1)%

The following table reconciles stockholders’ equity from our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2026
Total stockholders’ equity under GAAP	$3,096,387
Redeemable non-controlling interests attributable to Operating Partnership(1)	383,082
Total partners’ capital of Operating Partnership under GAAP	3,479,469
Adjustments:
Accrued stockholder servicing fee	198,542
Unrealized net real estate and real estate debt appreciation	511,243
Accumulated depreciation and amortization	3,677,523
NAV	$7,866,777

__________

(1)
Excludes Redeemable non-controlling interest in the Affordable Housing Portfolio Joint Venture.

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

•
Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, secured credit facilities, secured financings on investment in real estate debt and lines of credit (“Debt”) are presented at their carrying value in our condensed consolidated financial statements. As such, any changes in the fair value of our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

Since February 2019, we have declared monthly distributions for each class of our common stock, which are generally paid three business days after month-end. Each class of our common stock received the same gross distribution per share, which was an aggregate of $0.7725 per share for the nine months ended September 30, 2026. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2026:

	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares
January 31, 2026	$0.0890	$0.0890	$0.0993	$0.1035
February 28, 2026	0.0906	0.0904	0.0997	0.1035
March 31, 2026	0.0892	0.0891	0.0994	0.1035
April 30, 2026	0.0632	0.0632	0.0730	0.0770
May 31, 2026	0.0628	0.0627	0.0729	0.0770
June 30, 2026	0.0633	0.0632	0.0730	0.0770
July 31, 2026	0.0628	0.0628	0.0729	0.0770
August 31, 2026	0.0629	0.0629	0.0729	0.0770
September 30, 2026	0.0635	0.0634	0.0731	0.0770
Total	$0.6473	$0.6467	$0.7362	$0.7725

The following table summarizes our distributions declared on our common stock and Operating Partnership units held by parties other than us during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$220,233	75%	$262,782	72%
Reinvested in shares	72,272	25%	101,854	28%
Total distributions	$292,505	100%	$364,636	100%

Sources of Distributions
Cash flows from operating activities	$224,728	77%	$334,881	92%
Cash flows from investing activities(1)	4,406	2%	29,755	8%
Offering proceeds(2)	63,371	21%	—	—%
Total sources of distributions	$292,505	100%	$364,636	100%

Cash flows from operating activities	$235,517		$296,282
Funds from operations(3)	$177,532		$4,432

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

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our lines of credit. The following table summarizes amounts available under these sources as of September 30, 2026 ($ in thousands):

September 30, 2026
Cash and cash equivalents	$193,491
Available borrowings on undrawn lines of credit	842,000
Total available liquidity and capital resources	$1,035,491

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating expenses and capital expenditures, to pay debt service on the outstanding indebtedness we incur, to repay principal on outstanding indebtedness as it comes due, and to make distributions to Apollo under the Affordable Housing Portfolio Joint Venture agreement and to fund any amounts we are required to pay to support Apollo’s minimum annual yield. Our operating expenses include, among other things, fees and expenses related to managing our properties and other investments, the management fee we pay to the Advisor (to the extent the Advisor elects to receive the management fee in cash), the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner (when earned and to the extent that the Special Limited Partner elects to receive the performance participation allocation in cash) and general corporate expenses. Since October 2022, share repurchase requests from our stockholders have exceeded the limits of our share repurchase plan. In April 2026, we amended our share repurchase plan to further limit repurchases and reduced distributions paid on our common stock.

Our cash needs for acquisitions and other investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets and our investment in real estate-related debt. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. From inception through September 30, 2026, our distributions have been primarily funded from cash flows from operating activities in addition to certain cash flows from interest rate derivatives, classified as cash flows from investing activities. In addition, for the nine months ended September 30, 2026 and 2025, we have repurchased approximately $0.2 billion and $0.3 billion in shares of our common stock under our share repurchase plan.

The following table is a summary of our indebtedness as of September 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding(3)
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(2)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	3.42%	January 2031	N/A	$3,155,079	$3,167,322
Total fixed rate loans				3,155,079	3,167,322
Variable rate loans
Floating rate mortgages	B + 1.94%	September 2031	N/A	8,718,797	8,690,438
Variable rate secured credit facility(4)	B + 2.25%	June 2027	$149,033	149,033	161,140
Senior secured revolving credit facility(5)	B + 2.50%	See note below	$150,000	—	—
Total variable rate loans				8,867,830	8,851,578
Total loans secured by the Company’s properties				12,022,909	12,018,900

Secured financings on investment in real estate debt	B + 2.65%	June 2030	$573,350	573,350	550,951
Lines of credit(6)	B + 2.50%	August 2031(7)	$1,550,000	708,000	1,373,000
Total Indebtedness				$13,304,259	$13,942,851

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
(5)
On August 3, 2026, the senior secured revolving credit facility was repaid in full and retired.
(6)
The repayment of the lines of credit is guaranteed by us.
(7)
As part of the refinancing of the lines of credit, approximately $1.35 billion of commitments were extended to a new four-year-term, with a one-year extension at our election and converted from an unsecured to a secured basis (maturing in August 2031, including the one-year extension option). Approximately $200.0 million of the remaining unsecured commitments held by two existing lenders were not extended and mature in May 2027.

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

Pursuant to the terms of the amended share repurchase plan described above, during the months of July, August, and September 2026, we accepted approximately $4.2 million, $5.1 million, and $3.7 million, respectively, of common stock under our share repurchase plan, which represented all repurchase requests for such period made upon the death or qualifying disability of a stockholder and for accounts having a balance below $5,000.

In August 2026, we formed a joint venture with funds managed by and affiliates of Apollo to which we contributed approximately 120 of our affordable housing properties and in which Apollo invested $1.02 billion. Consistent with the strategic capital plan described above for addressing our upcoming debt maturities, we used the proceeds to repay and refinance a portion of our indebtedness, including the repayment in full and retirement of our senior secured revolving credit facility and the repayment of approximately $876.0 million and refinancing of our lines of credit. Following the formation of the Affordable Housing Portfolio Joint Venture and the repayment and refinancing of our credit facilities, including the repayment in full and retirement of its senior secured revolving credit facility and the partial repayment and refinancing of its lines of credit, the Company has addressed a significant portion of its near-term maturities. Refer to Note 6 — “Mortgage Notes and Secured Credit Facilities,” Note 8 — “Lines of Credit,” Note 11 — “Equity and Redeemable Non-controlling Interests,” and Note 13 — “Variable Interest Entities” for additional information.

In connection with the Affordable Housing Portfolio Joint Venture, we have agreed to support a minimum annual yield on Apollo’s investment, which increases over time and to make certain other payments that increase the longer Apollo remains an investor. The

Company currently expects cash flows from the Affordable Housing Portfolio Joint Venture to be sufficient to satisfy the minimum yield. We have the right to acquire Apollo’s interest beginning after the fifth anniversary of the closing of the transaction. Cash we distribute to Apollo and amounts we may be required to pay under these obligations will reduce the cash available to us. Refer to Note 11 — “Equity and Redeemable Non-controlling Interests” and Note 14 — “Commitments and Contingencies”.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows provided by operating activities	$235,517	$296,282
Cash flows (used in) provided by investing activities	(65,895)	1,206,112
Cash flows used in financing activities	(151,404)	(1,551,412)
Effect of exchange rate changes	(2,081)	(409)
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,137	$(49,427)

Cash flows provided by operating activities decreased by approximately $60.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease is primarily attributable to a reduction in property operating income as a result of asset sales during the nine months ended September 30, 2025.

Cash flows provided by investing activities decreased by approximately $1.3 billion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to approximately $1.2 billion in proceeds from dispositions of real estate during the nine months ended September 30, 2025.

Cash flows used in financing activities decreased by approximately $1.4 billion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily driven by approximately $1.0 billion of net proceeds from the issuance of Apollo’s interest in the Affordable Housing Portfolio Joint Venture and an increase in net borrowings of approximately $0.4 billion on our mortgage notes, senior secured revolving credit facility, and lines of credit during the nine months ended September 30, 2026.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, uncertainty regarding the policy implications of the outcome of the U.S. midterm elections held in November 2026, civil unrest, national and international security events, geopolitical events, military conflicts and war (including the ongoing conflicts in the Middle East and Ukraine), have resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Recent bank failures and consolidations have contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. We have received and may in the future receive margin calls from our lenders as a result of the decline in the market value of assets pledged by us to our lenders under our secured financings on investment in real estate debt, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including taking ownership of the assets securing the applicable obligations.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, variable-rate secured credit facilities, secured financings on investment in real estate debt and our lines of credit, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financings with staggered maturities and through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was $10.1 billion.

Certain of our mortgage loans and secured financings on investment in real estate debt are variable rate and are indexed to the one-month SOFR or other benchmark rates. We have executed interest rate caps and swaps with an aggregate notional amount of $8.9 billion as of September 30, 2026 to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2026, a 10 basis point increase in the SOFR or other benchmark rates would have resulted in an increase in interest expense of $2.6 million and $7.2 million, respectively, net of the impact of our interest rate caps and swaps.

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

Investment in Real Estate Debt

As of September 30, 2026, we held a $952.8 million investment in real estate debt. Our investment in real estate debt is floating rate and indexed to various benchmark rates and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2026, a 10 basis point increase or decrease in the various benchmark rates would have resulted in an increase or decrease to income from investment in real estate debt of $0.2 million and $0.7 million, respectively.

We may also be exposed to market risk with respect to our investment in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investment in real estate debt by making investments in securities backed by different types of collateral and varying credit ratings. The fair value of our investment may fluctuate, thus the amount we will realize upon any sale of our investment is unknown. As of September 30, 2026, the fair value at which we may sell our investment in real estate debt is not known, but a 10% change in the fair value of our investment in real estate debt may result in an unrealized gain or loss of approximately $95.3 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A. of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as described below, during the three months ended September 30, 2026, we did not sell any equity securities that were not registered under the Securities Act. As described in Note 12 – “Related Party Transactions” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Advisor is entitled to a management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Advisor’s election. For the three months ended September 30, 2026, the Advisor elected to receive its management fees in Class I shares and we issued an aggregate of 687,005 unregistered Class I shares to the Advisor in satisfaction of the management fee for July 2026 and August 2026. Additionally, we issued 343,747 unregistered Class I shares to the Advisor in October 2026 in satisfaction of the September 2026 management fee. The shares were issued at the applicable NAV per share at the end of each month for which the fee was earned. Each issuance to the Advisor was made pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

				Total Number of	Maximum Number of
				Shares Repurchased	Shares That May Yet
	Total Number		Average	as Part of Publicly	Be Repurchased Pursuant to
	of Shares		Price Paid	Announced Plans	Publicly Announced
Month of:	Repurchased (1) (2)		per Share	or Programs	Plans or Programs (2)
July 2026(3)	131,125		19.64	131,125	—
August 2026(3)	217,228		19.56	217,228	—
September 2026(3)	773,596	(4)	19.43	260,214	—
Total	1,121,949		$19.48	608,567	—

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
(2)
Share repurchases are funded through a combination of available cash on hand, sales of shares of our common stock, borrowings from our lines of credit and proceeds from asset dispositions.
(3)
In July, August, and September 2026, we accepted approximately $4.2 million, $5.1 million, and $3.7 million, respectively, of common stock under our share repurchase plan, which represented all repurchase requests for such period made upon the death or qualifying disability of a stockholder and for accounts having a balance below $5,000.
(4)
Includes 513,382 Class I shares previously held by the Advisor that were received as payment for its management fee, and that were repurchased outside of our share repurchase plan. The Advisor repurchases were used primarily to settle tax obligations incurred by the Advisor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018 and incorporated herein by reference)

3.2	Articles of Amendment (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2019 and incorporated herein by reference)

3.3	Second Articles of Amendment (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021 and incorporated herein by reference)

3.4	Amended & Restated Bylaws (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on April 7, 2026 and incorporated herein by reference)

10.1

Third Amended and Restated Advisory Agreement, dated August 11, 2026, by and among Starwood Real Estate Trust, Inc., Starwood REIT Operating Partnership, L.P. and Starwood REIT Advisors, L.L.C. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2026 and incorporated herein by reference)

10.2

Second Amended and Restated Limited Partnership Agreement of Starwood REIT Operating Partnership, L.P., dated August 11, 2026, (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2026 and incorporated herein by reference)

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) Condensed Consolidated Statements of Changes in Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD REAL ESTATE INCOME TRUST, INC.

November 12, 2026	/s/ Nora Creedon
Date	Nora Creedon
Chief Executive Officer, President, and Director (Principal Executive Officer)

November 12, 2026	/s/ Joseph Nieto
Date	Joseph Nieto
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)